Form 10-K
period 2013-12-31
Boulevard Acquisition Corp.
filed 2014-03-31
CIK 1592016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2013

☐          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-36316

Boulevard Acquisition Corp.

(Exact name of Registrant as specified in its charter)

Delaware	46-4007249
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

399 Park Avenue, 6th Floor

New York, NY 10022
(Address of principal executive offices)

(212) 878-3500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	The NASDAQ Capital Market

Warrant, each to purchase one share of Common Stock at an exercise price of $11.50	The NASDAQ Capital Market

Units, each consisting of one share of Common Stock, $0.0001 par value, and one-half of one Warrant	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☒ Yes ☐ No

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on March 28, 2014, as reported on the NASDAQ Capital Market was approximately $221,823,000.

In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of common stock of the registrant have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of March 28, 2014 was 27,562,500.

Documents Incorporated by Reference:  None

1

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K, and the information incorporated by reference herein, may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

•                  our ability to complete our initial business combination;

•                  our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•                  our potential ability to obtain additional financing to complete our initial business combination;

•                  our pool of prospective target businesses;

•                  the ability of our officers and directors to generate a number of potential investment opportunities;

•                  our public securities’ limited liquidity and trading;

•                  the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•                  our financial performance.

The forward-looking statements contained or incorporated by reference in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Item 1A—“Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this Form 10-K to “we,” “us” or “our company” refer to Boulevard Acquisition Corp. References in this Form 10-K to our “public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market) and references to “public stockholders” refer to the holders of our public shares, including our initial stockholders (as defined below) to the extent our initial stockholders purchased public shares, provided that each initial stockholder’s status as a “public stockholder” shall only exist with respect to such public shares. References in this Form 10-K to our “management” or our “management team” refer to our officers and directors, references to our “sponsor” refer to Boulevard Acquisition Sponsor, LLC, a Delaware limited liability company. References in this Form 10-K to our “initial stockholders” refer to our sponsor, Robert J. Campbell, Joel Citron and Darren Thompson, and references to “Avenue” refer to Avenue Capital Group.

PART I

ITEM 1.  Business

Overview

We are a blank check company formed in Delaware on October 24, 2013 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Form 10-K as our initial business combination. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region.  We may pursue an acquisition opportunity in any business industry or sector and we intend to capitalize on the ability of our management team to identify, acquire and operate a business.  We are not prohibited from entering into a business combination with a target business that is an affiliate of our sponsor, directors or officers, although we do not intend to do so.

All of our officers and certain of our directors are affiliated with Avenue. Avenue is an established global alternative investment firm founded in 1995. Avenue’s primary focus is investing in credit and other special situation investments in the United States, Europe and Asia. Avenue had approximately 205 employees worldwide as of December 31, 2013. Avenue maintains an institutional infrastructure with teams in accounting, operations, legal, business development, risk management, compliance and information technology. Avenue had approximately $12.8 billion in assets under management as of December 31, 2013. We do not intend to specifically focus on business combinations with companies in which Avenue or Avenue’s affiliates hold interests, although we may acquire a company in which Avenue owns a debt position.

Our registration statements on Form S-1 (No. 333-193320 and 333-193922), or our registration statement, for our initial public offering were declared effective by the Securities and Exchange Commission, or SEC, on February 12, 2014. On February 19, 2014, we consummated our initial public offering and sold 21,000,000 units. On March 13, 2014, the underwriters for our initial public offering purchased an additional 1,050,000 units pursuant to their over-allotment option.  Each unit consists of one share of our common stock and one-half of one warrant, and only whole warrants are exercisable.  Each warrant entitles the holder to purchase one share of our common stock at a price of $11.50, subject to adjustment as described in our registration statement, at any time commencing on the later of February 19, 2015, which is the date 12 months from the closing of our initial public offering, or 30 days after the completion of our initial business combination.  The warrants expire five years after the completion of our initial business combination, or earlier upon redemption or liquidation.  Simultaneously with the consummation of our initial public offering, our sponsor purchased 5,950,000 private placement warrants, each exercisable to purchase one share of our common stock at $11.50 per share, at a price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of our initial public offering. On March 13, 2014, our sponsor purchased an additional 210,000 private placement warrants in a private placement that occurred simultaneously with the purchase of additional units by the underwriters pursuant to their over-allotment option.

We received net proceeds of $220,500,000 from our initial public offering (including net proceeds from the exercise by the underwriters of their over-allotment option) and sale of the private placement warrants.  Of those net proceeds, $7,717,500 is attributable to the portion of the underwriting discount, which has been deferred until the consummation of our initial business combination.  The net proceeds were deposited in a trust account and will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination.  Except for a portion of the interest earned on the funds held in the trust account that may be released to us to pay any income and franchise taxes and to fund our working capital requirements, none of the funds held in the trust account will be released until the earlier of the completion of our initial business combination and the redemption of 100% of our public shares if we are unable to consummate a business combination within 21 months from the closing of our initial public offering (subject to the requirements of law) or 24 months from February 19, 2014 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 21 months from February 19, 2014.

Business Strategy

We employ a pro-active acquisition strategy focused on companies where we believe a combination of our relationships, capital and experience can be the catalyst to transform companies and accelerate the target business’s growth. Our acquisition selection process will leverage our team’s network of industry, private equity sponsor and lending community relationships as well as relationships with management teams of public and private companies, investment bankers, restructuring advisers, attorneys and accountants that we believe should provide us with a number of business combination opportunities.

We will seek to capitalize on the approximately 20 years of private equity investing experience and contacts of our President, Chief Executive Officer, Secretary and director, Stephen S. Trevor. Our other executive officers do not have similar acquisition experience as Mr. Trevor and we are therefore dependent on Mr. Trevor and the prior experience of Mr. Trevor to select a target company. Although Mr. Trevor has led more than 30 acquisition, merger and divestiture transactions in a variety of industries during the course of his career, our management team has no prior experience identifying potential target businesses in transactions with other blank check companies.

Since February 2012, Mr. Trevor has been a portfolio manager of Avenue Capital Management II, L.P., a part of Avenue. Mr. Trevor focuses on private debt, private equity and distressed for control investments. Prior to joining Avenue, Mr. Trevor was a Managing Director at Morgan Stanley, a member of Morgan Stanley’s Management Committee and Global Co-Head of Morgan Stanley’s Merchant Banking Division and Private Equity Group. Mr. Trevor joined Morgan Stanley in 2007 from Goldman Sachs, where he was a Managing Director in the Principal Investment Area, co-heading its industrials investing effort, and was a member of the Investment and Operating Committees. He originally joined Goldman Sachs’ New York office in 1992, working in Energy and Power. In 1994, Mr. Trevor moved to Hong Kong and worked first in Corporate Finance and then in the Real Estate Principal Investment Area. From 1999 to 2004, Mr. Trevor was based in London and led Goldman Sachs Capital Partners’ investing activities in Germany. He became a Managing Director at Goldman Sachs in 1999 and a Partner in 2002.

Mr. Trevor has a long relationship with certain members of our board of directors. The Chairman of our board of directors is Marc Lasry, the Chairman, Chief Executive Officer and Co-Founder of Avenue. Distressed investing has been the focus of his professional career for over 29 years. Prior to founding Avenue in 1995, Mr. Lasry co-founded Amroc Investments, LLC, or Amroc, and prior to that, managed capital for Amroc Investments, L.P., a distressed debt investment firm organized in association with the Robert M. Bass Group and a predecessor to Amroc. Prior to that, Mr. Lasry served as Co-Director of the Bankruptcy and Corporate Reorganization Department at Cowen & Company and as Director of the Private Debt Department at Smith Vasiliou Management. Mr. Lasry has served and will continue to serve on the board of advisors/directors of both for-profit and not-for-profit public and private companies that are not affiliated with us or Avenue.

We intend to utilize the networks and industry experience of Mr. Lasry, Mr. Trevor and Avenue in seeking a business combination. Over the course of their careers, the members of our management team and others at Avenue have developed a broad network of contacts and corporate relationships. We believe that this network has been developed through their:

•                  experience in sourcing, acquiring, developing, growing, financing and selling businesses;

•                  relationships with sellers, capital providers and target management teams; and

•                  experience in executing transactions under varying economic and financial market conditions.

This network has provided our management team with a flow of referrals that have resulted in numerous transactions. We believe that the network of contacts and relationships of our management team will provide us with an important source of investment opportunities. In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises.

Investment Criteria

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to seek to acquire companies that we believe:

•                  are at an inflection point, such as requiring additional management expertise, introducing new products or services, or being on the cusp of improved financial performance, where our capital will help them to achieve growth post-acquisition. We believe that we are well-positioned to evaluate a company’s growth prospects and opportunities to create shareholder value following the consummation of a business combination.

•                  are underperforming their potential in industries that are otherwise exhibiting stable or improving fundamentals. We intend to evaluate each industry and the target businesses within those industries based on several factors including the potential for competitive advantage, above GDP growth, high returns on invested capital and the sustainability of profit margins.

•                  exhibit unrecognized value or other characteristics, such as observable competitive advantages, desirable returns on capital, multiple pathways to growth and a need for capital to achieve the company’s growth strategy or business plan, that we believe have been misevaluated by the marketplace based on our company specific analysis and due diligence review. For a potential target company, this process will include, among other things, a review and analysis of the company’s capital structure, quality of earnings, potential for operational improvements, corporate governance, customers, material contracts, and industry background and trends. We intend to leverage the operational experience and financial acumen of our team and those of our affiliates at Avenue, to identify opportunities to unlock value that our experience in complex situations allows us to pursue.

•                  will offer a risk-adjusted equity return on investment for our shareholders. We will seek to acquire the target on terms and in a manner that leverages our experience in special situations investing. Financial returns will be evaluated based on (i) the potential for organic growth in cash flows, (ii) the opportunity for follow-on acquisitions and (iii) the prospects for creating value through new initiatives. Potential upside from growth in the target business and an improved capital structure will be weighed against any identified downside risks.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Form 10-K, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, Inc., or FINRA, with respect to the satisfaction of such criteria.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Our Investment Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our operational and capital planning experience.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA that our initial business combination is fair to our company from a financial point of view.

Members of our management team and our independent directors, directly or indirectly, own shares of our common stock and warrants to purchase shares of our common stock and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Neither our officers nor our directors presently have any fiduciary or contractual obligations to other entities pursuant to which such officer or director is required to present acquisition opportunities to such entity, although such obligations could arise in the future. Accordingly, in the future, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she may need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that any fiduciary duties or contractual obligations of our executive officers arising in the future would materially undermine our ability to complete our business combination. See Item 10—“Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

Our sponsor, officers and directors have agreed not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within the required timeframe. On February 12, 2014, we filed a registration statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our business transaction.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. We estimate that our officers will dedicate an average of 15 to 20 hours per week to our affairs. The amount of time that Mr. Trevor or any other members of our management will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Stephen S. Trevor has served as our President, Chief Executive Officer, Secretary and a director since inception. Since February 2012, Mr. Trevor has served as a portfolio manager at Avenue focused on private debt, private equity and distressed for control investments. From 2007 to 2010, Mr. Trevor held various leadership roles at Morgan Stanley, including co-head of Merchant Banking and Private Equity, global co-head of Investment Management and was a member of Morgan Stanley’s management and risk committees. During his time at Morgan Stanley, Mr. Trevor oversaw capital raises for Morgan Stanley Capital Partners V, Morgan Stanley Credit Partners, Morgan Stanley Infrastructure Partners and Morgan Stanley Private Equity Asia Fund 3. He also sat on the investment committees of funds totaling $25 billion of assets under management and with more than 600 employees. Prior to Morgan Stanley, Mr. Trevor was a partner and managing director in the Principal Investment Area in Goldman Sachs. During his fifteen year tenure, Mr. Trevor, who was based in New York, London and Hong Kong, headed multiple Goldman Sachs initiatives, including leading Goldman Sachs Capital Partners’ investing activities in Germany and served on the Principal Investment Area’s Investment and Operating committees. Mr. Trevor has served on the board of directors of various companies, including Berry Plastics Corporation, Capmark Financial Group, Cobalt International Energy, L.P., Cognis, Deutsche Kabel, Messer Griesheim Holding and Wincor Nixdorf. Mr. Trevor holds a Bachelor of Arts degree in Political Science and Psychology from Columbia College, a Master of Business Administration degree from Harvard Business School and was a member of the United States Olympic Fencing teams in 1984 and 1988.

Thomas Larkin has served as our Chief Financial Officer since November 2013. Since April 2011, Mr. Larkin has served as the chief financial officer of Avenue and various entities controlled by Avenue. He is responsible for Avenue’s accounting, operations, and tax functions. Prior to joining Avenue in 2011, Mr. Larkin was the chief operating officer of Ellington Management Group, where he was responsible for the firm’s accounting, operational and financial activities. Prior to joining Ellington in 2004, Mr. Larkin served as chief financial officer of Resurgence Asset Management, an investment management firm specializing in securities of financially distressed companies. At Resurgence, Mr. Larkin was responsible for all accounting and financial operations. Prior to joining Resurgence in 1997, he was the controller of Concord International Investments Group, a multinational investment management firm. Mr. Larkin started his career at Ernst & Young, where he provided auditing and consulting services to companies in a variety of industries, including hedge funds, mutual funds, and oil and gas concerns. Mr. Larkin holds a Bachelor of Science degree in Accounting from Boston College.

Marc Lasry has served as our chairman of the board of directors since February 2014. Mr. Lasry is the chairman, chief executive officer and co-founder of Avenue. Distressed investing has been the focus of his professional career for over 29 years. Prior to founding Avenue, Mr. Lasry co-founded Amroc Investments, LLC, or Amroc, and prior to that, managed capital for Amroc Investments, L.P., a distressed debt investment firm organized in association with the Robert M. Bass Group and a predecessor to Amroc. Prior to that, Mr. Lasry served as Co-Director of the Bankruptcy and Corporate Reorganization Department at Cowen & Company and as Director of the Private Debt Department at Smith Vasiliou Management. Mr. Lasry clerked for the Honorable Edward Ryan, former Chief Bankruptcy Judge of the Southern District of New York. Throughout his career, Mr. Lasry has served on the board of advisors/directors or as a member of both for-profit and not- for-profit public and private companies not affiliated with Avenue, including the Mount Sinai School of Medicine, 92nd Street Y, the Council on Foreign Relations, the Clinton Global Initiative and the Global Endowment Management. Mr. Lasry holds a Bachelor of Arts degree in History from Clark University and a Juris Doctor from New York Law School.

Sourcing of Potential Business Combination Targets

We believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

We believe that the network of contacts and relationships of our management team will provide us with important sources of investment opportunities. In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking or accounting firm that is a member of FINRA that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

As more fully discussed in Item 10—“Directors, Executive Officers and Corporate Governance—Conflicts of Interest”, if any of our executive officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. All of our executive officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters ability to complete the offering, as well as general market conditions, which could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart Our Business Startups Act of 2012, or JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as

amended, or the Sarbanes—Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non- convertible debt during the prior three-year period.

Financial Position

With funds available for a business combination initially in the amount of $212,782,500, after payment of up to $7,717,500 of deferred underwriting fees, in each case before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using stock or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

There is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would complete such financing only simultaneously with the completion of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources as a result of our management’s experience, execution history and ability to deploy capital. These sources include, but are not limited to, investment bankers, private investment funds and other members of our network of business relationships. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Form 10-K and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is), except that we have agreed to pay Avenue Capital Management II, L.P. an affiliate of our sponsor, a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Other than pursuant to this agreement, none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated acquisition of such target by us. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Selection of a Target Business and Structuring of our Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA with respect to the satisfaction of such criteria. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our business combination.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our business combination with only a single entity, our lack of diversification may:

•                  subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•                  cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Our units are listed on the NASDAQ Capital Market, or NASDAQ, under the symbol “BLVDU.” Each unit consists of one share of common stock, $0.0001 par value, and one warrant. Under NASDAQ listing rules, stockholder approval would be required for our initial business combination if, for example:

•                  we issue shares of common stock that will be equal to or in excess of 20% of the number of shares of our common stock then outstanding;

•                  any of our directors, officers or substantial shareholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

•                  the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going- private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is $220,500,000, which is equal to $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. On February 12, 2014, each of our initial stockholders entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•                  conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•                  file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•                  conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•                  file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, our initial stockholders have agreed to vote their founder shares and any public shares purchased during or after our initial public offering in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholders have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 20% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 21 months from February 19, 2014 (or 24 months from February 19, 2014 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 21 months from February 19, 2014 but have not completed the initial business combination within such 21-month period).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our sponsor, executive officers and directors have agreed that we will have only 21 months from February 19, 2014 to complete our initial business combination (or 24 months, as applicable). If we are unable to complete our business combination within such 21-month period (or 24-month period, as applicable), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination within the 21-month time period (or 24-month time period if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 21 months from February 19, 2014 but have not completed the initial business combination within such 21-month period).

Our initial stockholders have entered into letter agreements with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 21 months from February 19, 2014 (or 24 months from February 19, 2014 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 21 months from February 19, 2014 but have not completed the initial business combination within such 21-month period). However, if our initial stockholders acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 21-month (or 24- month, as applicable) time period.

Our sponsor, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 21 months from February 19, 2014 (or 24 months, as applicable), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,000,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the Delaware General Corporation Law, or DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, Avenue Capital Management II, L.P., an affiliate of our sponsor, has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then Avenue Capital Management II, L.P. will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether Avenue Capital Management II, L.P. has sufficient funds to satisfy its indemnity obligations and we have not asked Avenue Capital Management II, L.P. to reserve for such indemnification obligations. Therefore, we cannot assure you that Avenue Capital Management II, L.P. would be able to satisfy those obligations. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced and Avenue Capital Management II, L.P. asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Avenue Capital Management II, L.P. to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Avenue Capital Management II, L.P. to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked Avenue Capital Management II, L.P. to reserve for such indemnification obligations and we cannot assure you that Avenue Capital Management II, L.P. would be able to satisfy those obligations. Accordingly, we cannot assure that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that Avenue Capital Management II, L.P. will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Avenue Capital Management II, L.P. will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,000,000 from the proceeds of the offering to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 21 months from February 19, 2014 (or 24 months, as applicable)

may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 21 months from February 19, 2014 (or 24 months, as applicable), is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete our business combination within 21 months from February 19, 2014 (or 24 months, as applicable), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the 21st month from February 19, 2014 (or 24th month, as applicable) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, Avenue Capital Management II, L.P. may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Avenue Capital Management II, L.P. will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our business combination within 21 months from February 19, 2014 (or 24 months, as applicable) or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our executive offices are located at 399 Park Avenue, 6th Floor, New York, NY 10022, and our telephone number is (212) 878-3500. Our executive offices are provided to us by Avenue Capital Management II, L.P., an affiliate of our sponsor. Commencing on the closing of our initial public offering, we agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process. We estimate that our officers will dedicate an average of 15 to 20 hours per week to our affairs. We do not intend to have more than three full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC.  These filings are available to the public via the Internet at the SEC’s website located at http://www.sec.gov. You may also read and copy any document that we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. For more information, please call the SEC at 1-800-SEC-0330.  You may request a copy of our filings with the SEC (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

Boulevard Acquisition Corp.

399 Park Avenue, 6th Floor

New York, NY 10022

Tel: (212) 878-3500

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2015 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

ITEM 1A.  Risk Factors

You should carefully consider the risks described below as well as other information contained in this Form 10-K, including information in the section of this document titled “Forward-Looking Statements.” The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our securities could decline, and you could lose all or part of your investment.

We are a newly formed development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed development stage company. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote before we complete our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete. Please see Item 1— “Business—Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders have agreed to vote their founder shares, as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination. Our initial stockholders own 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

                We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 21 months from February 19, 2014 (or 24 months from February 19, 2014 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 21 months from February 19, 2014 but have not completed the initial business combination within such 21-month period). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, and our warrants will expire worthless.

Our sponsor, executive officers and directors have agreed that we must complete our initial business combination within 21 months from February 19, 2014 (or 24 months, as applicable). We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless.

If we seek stockholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. See Item 1—“Business—Business Strategy—Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described herein, and (ii) the redemption of our public shares if we are unable to complete an initial business combination within 21 months from February 19, 2014 (or 24 months, as applicable), subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within 21 months (or 24 months, as applicable) from February 19, 2014 for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 21 months (or 24 months, as applicable) from February 19, 2014 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units are currently listed on NASDAQ and we have been approved to have our common stock and warrants listed on or promptly after their date of separation. We cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•                  a limited availability of market quotations for our securities;

•                  reduced liquidity for our securities;

•                  a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•                  a limited amount of news and analyst coverage; and

•                  a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units are listed, and eventually our common stock and warrants will be listed, on NASDAQ, our units are, and our common stock and warrants will be, covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. Since we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our units are currently tradable and we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our common stock, you will lose the ability to redeem all such shares in excess of 20% of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

If the funds available to us held outside of the trust account are insufficient to allow us to operate for at least the next 21 months (or 24 months, as applicable), we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 21 months (or 24 months, as applicable), assuming that our initial business combination is not completed during that time. We believe that, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 21 months (or 24 months, as applicable); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

If the funds available to us held outside of the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our franchise and income taxes and to complete our business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds from our initial offering, only approximately $1,000,000 is  available to us initially outside the trust account to fund our working capital requirements. Our offering expenses have exceeded our estimate of $750,000 and we will fund such excess with funds not held in the trust account. Therefore, the amount of funds held outside the trust account will decrease by the corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. In order to protect the amounts held in the trust account, Avenue Capital Management II, L.P., an affiliate of our sponsor, has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then Avenue Capital Management II, L.P. will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether Avenue Capital Management II, L.P. has sufficient funds to satisfy its indemnity obligations and we have not asked Avenue Capital Management II, L.P. to reserve for such indemnification obligations. Therefore, we cannot assure you that Avenue Capital Management II, L.P. would be able to satisfy those obligations.

Our directors may decide not to enforce the indemnification obligations of Avenue Capital Management II, L.P., an affiliate of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced and Avenue Capital Management II, L.P. asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Avenue Capital Management II, L.P. to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Avenue Capital Management II, L.P. to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing it and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•                  restrictions on the nature of our investments; and

•                  restrictions on the issuance of securities,

each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•                  registration as an investment company;

•                  adoption of a specific form of corporate structure; and

•                  reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the completion of our primary business objective, which is a business combination; or (ii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 21 months from February 19, 2014 (or 24 months from February 19, 2014 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 21 months from February 19, 2014 but have not completed the initial business combination within such 21-month period) may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 21st month from February 19, 2014 (or 24th month, as applicable) in the event we do not complete our business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 21 months from February 19, 2014 (or 24 months, as applicable) is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NASDAQ. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We are not registering the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We are not registering the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in our registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if our common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares under blue sky laws. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to a registration rights agreement, dated February 12, 2014, among us and our initial stockholders, our initial stockholders and their permitted transferees can demand that we register the founder shares, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the shares of common stock issuable upon exercise of the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the common stock issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the private placement warrants and the shares of common stock issuable upon exercise of such private placement warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholders, holders of our private placement warrants or their respective permitted transferees are registered.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We will seek to complete a business combination with an operating company, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

We may seek investment opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an investment opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an investment outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We may seek investment opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking or accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking or accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional common or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, which would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 400,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 372,437,500 authorized but unissued shares of common stock available for issuance including shares reserved for issuance upon exercise of outstanding warrants. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, however our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

•                  may significantly dilute the equity interest of investors in our initial public offering;

•                  may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•                  could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•                  may adversely affect prevailing market prices for our units, common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel, including, in particular, Mr. Trevor with regard to our selection of a target company. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We estimate that our officers will dedicate an average of 15 to 20 hours per week to our affairs. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our executive officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers or board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see Item 10—“Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business. Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. See Item 10—“Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers and directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under Item 10—“Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in Item 1—“Business—Effecting our Initial Business Combination—Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, executive officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On November 19, 2013, our sponsor purchased an aggregate of 6,037,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share after giving effect to the stock dividends described below. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our initial public offering. On January 31, 2014, our sponsor transferred 20,125 founder shares to each of our independent director nominees at their original purchase price (adjusted to give effect to the February 2014 stock dividends). On February 11, 2014 and February 12, 2014, in connection with the increases in the size of our initial public offering, we effected stock dividends of approximately 0.167 shares and 0.2 shares, respectively, for each outstanding share of common stock. On March 13, 2014, the sponsor and our independent directors forfeited 525,000 founder shares in connection with the purchase by the underwriters of an additional 1,050,000 units pursuant to the partial exercise of their over-allotment option. The founder shares will be worthless if we do not complete an initial business combination. In addition, on February 19, 2014, our sponsor purchased an aggregate of 5,950,000 private placement warrants in a private placement, each exercisable for one share of our common stock at $11.50 per share, for a purchase price of $5,950,000, or $1.00 per warrant. On March 19, 2014, our sponsor purchased an additional 210,000 private placement warrants in a private placement pursuant to the underwriters’ partial exercise of their over-allotment option. The private placement warrants will also be worthless if we do not complete a business combination. In addition, 1,378,125 founder earnout shares will be subject to forfeiture by our initial stockholders (or their permitted transferees) on the fifth anniversary of our initial business combination unless at any time after our initial business combination and prior to the fifth anniversary of our initial business combination the last sale price of our common stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or the company completes a liquidation, merger, stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like). The founder shares are identical to the shares of common stock included in the units being sold in our initial public offering. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to convert any shares in connection with a stockholder vote to approve a proposed initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•                  default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•                  acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•                  our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•                  our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•                  our inability to pay dividends on our common stock;

•                  using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•                  limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•                  increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•                  limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•                  other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the private placement of warrants (including proceeds from the underwriters’ partial exercise of their overallotment option) has provided us with $220,500,000 million that we may use to complete our business combination (excluding up to $7,717,500 of deferred underwriting commissions being held in the trust account).

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•                  solely dependent upon the performance of a single business, property or asset, or

•                  dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post- transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate our initial business combination, we may seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination but that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who will collectively beneficially own 20% of our common stock (assuming they do not purchase any units in the open market), will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation

Our sponsor, executive officers and directors have agreed, pursuant to letter agreements, dated February 12, 2014, with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 21 months from February 19, 2014 (or 24 months from February 19, 2014 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 21 months from February 19, 2014 but have not completed the initial business combination within such 21-month period), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers and directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds from our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If these funds prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional shares of common stock in the open market or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in our registration statement. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

Our warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our business combination.

In the aggregate, we issued warrants to purchase 11,025,000 shares of our common stock as part of the units offered by our registration statement and the underwriters’ partial exercise of their over-allotment option. We also issued an aggregate of 6,160,000 private placement warrants to our sponsor in a private placement, each exercisable to purchase one share of common stock at $11.50 per share. Therefore, we issued an aggregate of 17,185,000 warrants in connection with the private placement our initial public offering, including the exercise of the over-allotment option, and the private placement of the private placement warrants.  In addition, if our sponsor makes any working capital loans, it may convert those loans into up to an additional 1,000,000 private placement warrants, at the price of $1.00 per warrant. To the extent we issue shares of common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by their initial purchasers or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. A holder of an odd number of units will not be able to exercise any one-half of one warrant unless it is combined with another one-half of one warrant. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for half of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2015. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

ITEM 1B.  Unresolved Staff Comments

Not applicable

ITEM 2.  Properties

We currently maintain our executive offices at 399 Park Avenue, 6th Floor, New York, NY 10022. The cost for this space is included in a $10,000 per month fee that Avenue Capital Management II, L.P., an affiliate of our sponsor, charges us for utilities, secretarial support and general and administrative services.  We consider our current office space adequate for our current operations.

ITEM 3.  Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceedings in the 12 months preceding the date of this Form 10-K.

ITEM 4.  Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our equity securities trade on NASDAQ.  Each of our units consists of one share of common stock and one-half of one warrant and trades on NASDAQ under the symbol “BLVDU”.  The warrants and common stock underlying our units will begin trading separately on NASDAQ under the symbols “BLVDW” and “BLVD”, respectively, on the 52nd day following February 12, 2014, unless Citigroup Global Markets Inc. informs us of its decision to allow earlier separate trading.  Each warrant entitles the holder to purchase one share of our common stock at a price of $11.50 per share, subject to adjustment as described in our registration statement, and only whole warrants are exercisable.  The warrants will expire five years after the completion of our initial business combination unless redeemed earlier.

Prior to February 13, 2014, there was no established public trading market for our securities. Therefore, we have not included a table showing the high and low bid prices per share of our common stock as reported by NASDAQ.

Holders of Record

On March 28, 2014, there were approximately 5 holder of record of our units. Such numbers do not include beneficial owners holding units through nominee names.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of an initial business combination. The payment of any dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.  Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities

On February 19, 2014, our sponsor purchased 5,950,000 private placement warrants, each exercisable to purchase one share of our common stock at $11.50 per share, at a price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of our initial public offering. On March 13, 2014, our sponsor purchased an additional 210,000 private placement warrants in a private placement that occurred simultaneously with the purchase of additional units by the underwriters pursuant to the partial exercise of their over-allotment option.

The sales of the above securities were deemed to be exempt from the registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. In each such transaction, such entity represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions.

Use of Proceeds from our Initial Public Offering

On February 19, 2014, we closed our initial public offering of 21,000,000 units and on March 13, 2014 we issued and sold an additional 1,050,000 units pursuant to the underwriters’ partial exercise of their over-allotment option, with each unit consisting of one share of common stock and one-half of one warrant to purchase one share of our common stock at an exercise price of $11.50 per share. All of the units registered were sold at an offering price of $10.00 per unit and generated gross proceeds of $220,500,000. The securities sold in our initial public offering and in connection with their over-allotment option were registered under our registration statement. The SEC declared our registration statement effective on February 12, 2014.

We received net proceeds of $220,500,000 million from our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option). Of those net proceeds, approximately $7.7 million is attributable to the deferred underwriters’ discount. Expenses related to the offering totaled approximately $5.2 million. The net proceeds were deposited into a trust account and will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our franchise and income tax obligations, the proceeds from our initial public offering will not be released from the trust account until the earlier of (a) the completion of our initial business combination or (b) the redemption of our public shares if we are unable to complete our business combination within 21 months from February 19, 2014 (or 24 months, as applicable), subject to applicable law. The remaining net proceeds ($1 million) not held in the trust account and up to an additional $2 million, subject to the adjustment of interest earned on our trust account (net income and franchise taxes payable) became available to use to cover operating expenses. This limitation on our working capital will preclude us from declaring and paying dividends.

ITEM 6.  Selected Financial Data

The following table summarizes the relevant financial data for our business and should be read with our financial statements, which are included in this Form 10-K. We have not had any significant operations to date, so only balance sheet data is presented.

	As of December 31, 2013
Balance Sheet Data:	Actual	As Adjusted
Working capital (deficiency)	$(93,875)	$213,807,500
Total assets	143,875	221,525,000
Total liabilities	118,875	7,717,500
Value of common stock that may be redeemed in connection with our initial business combination	—	208,807,490
Stockholders’ equity (deficit)	25,000	5,000,010

(1)         Includes shares subject to redemption rights in connection with our successful consummation of our initial business combination.

The “as adjusted” information gives effect to the sale of the units in our initial public offering, the sale of the sponsor warrants and the payment of the expenses of our initial public offering. The “as adjusted” total assets amount includes the $220,500,000 held in the trust account for the benefit of our public stockholders. Except for a portion of the interest income earned on the trust account balance that may be released to us to pay franchise and income taxes and to fund our working capital requirements, and any amounts necessary to purchase up to 25% of our public shares as described in this Form 10-K, the funds held in the trust account will be available to us only upon the consummation of a business combination within 21 months from the closing of our initial public offering. The “as adjusted” working capital and “as adjusted” total assets include approximately $7.7 million being held in the trust account representing deferred underwriting commissions.

If no business combination is completed within 21 months from February 19, 2014 (or 24 months, as applicable), the proceeds then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares. Our initial stockholders have entered into letter agreements with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within such 21-month time period (or 24-month period, as applicable).

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We consummated our initial public offering on February 19, 2014. We are currently in the process of evaluating and identifying targets for a business combination. We intend to use cash from the proceeds of our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option) the sale of the sponsors’ warrants, our capital stock, and our debt or a combination of our cash, stock and debt to fund a business combination.  We are evaluating acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. From time to time, we may enter into non-binding letters of intent, but we are currently not subject to any definitive agreement with respect to any business combination. However, we cannot assure you that we will identify any suitable target candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all.

The issuance of additional shares of our stock in a business combination:

•                  may significantly dilute the equity interest of investors;

•                  may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

•                  could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•                  may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

•                  may adversely affect prevailing market prices for our common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

•                  default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•                  acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•                  our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•                  our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•                  our inability to pay dividends on our common stock;

•                  using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•                  limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•                  increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•                  limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•                  other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at December 31, 2013 we had approximately $25,000 in cash and deferred offering costs of $118,875. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any significant operations nor generated any revenues to date. Our only activities since inception have been those necessary to prepare for the offering, organizational activities and the identification of a potential target business for our initial business combination. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Off-Balance Sheet Arrangements

As of March 31, 2014 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations or purchase obligations.

Liquidity and Capital Resources

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the founder shares to our sponsor. The net proceeds from (i) the sale of the units in our initial public offering, after deducting offering expenses of approximately $750,000, underwriting commissions of $4,410,000 (excluding deferred underwriting commissions of up to $7,717,500), and (ii) the sale of the private placement warrants for a purchase price of $6,160,000 (including proceeds from the partial exercise by the underwriters of their over-allotment option), is $221,500,000. $220,500,000 is currently held in the trust account, which includes up to $7,717,500 of deferred underwriting commissions. The remaining approximately $1,000,000 will not be held in the trust account. Our offering expenses exceeded our estimate of $750,000 and we will fund such excess with funds not held in the trust account. Therefore, the amount of funds to be held outside the trust account will decrease by the corresponding amount.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay franchise and income taxes. We believe our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding, to be $400, which is the amount of annual franchise taxes payable by us as a Delaware corporation. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. Based on current interest rates, we do not expect that the interest earned on the trust account, net of income taxes, will be sufficient to pay Delaware franchise taxes for 2013. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we will have available to us the approximately $1,000,000 of proceeds held outside the trust account. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

We expect our primary liquidity requirements during that period to include approximately $560,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $100,000 for legal and accounting fees related to regulatory reporting requirements; $240,000 for office space, utilities, secretarial support and administrative services; $50,000 for consulting, travel and miscellaneous expenses incurred during the search for a business combination target; and approximately $50,000 for general working capital that will be used for miscellaneous expenses and reserves.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. In the current economic environment, it has become especially difficult to obtain acquisition financing. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $220,500,000 of the net offering proceeds from our initial public offering (which includes $7,717,500 million of the proceeds attributable to the deferred underwriters’ discount) has been placed into a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of March 31, 2014, the balance of the trust account was approximately $220,500,000 million. We may only invest in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities.  However, due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Boulevard Acquisition Corp.

We have audited the accompanying balance sheet of Boulevard Acquisition Corp. (a corporation in the development stage) (the “Company”) as of December 31, 2013 and the related statements of operations, stockholder’s equity and cash flows for the period from October 24, 2013 (Inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boulevard Acquisition Corp. (a corporation in the development stage) as of December 31, 2013, and the results of its operations and its cash flows for the period from October 24, 2013 (Inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

New York, New York
March 31, 2014

BOULEVARD ACQUISITION CORP.
(A Corporation in the Development Stage)

BALANCE SHEET

December 31, 2013

ASSETS

Current asset:
Cash	$25,000
Deferred offering costs	118,875
Total assets	$143,875

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Due to related party	118,875
Total current liabilities	118,875
Stockholder’s equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 6,037,500 shares issued and outstanding*	604
Additional paid-in capital*	24,396
Total stockholder’s equity	25,000
Total liabilities and stockholder’s equity	$143,875

*retroactively adjusted to reflect the effect of stock dividends — see Note 6

See accompanying notes to financial statements.

BOULEVARD ACQUISITION CORP.
(A Corporation in the Development Stage)

STATEMENT OF OPERATIONS

For the Period from October 24, 2013 (Inception) to December 31, 2013

Revenues	$—
Formation, general and administrative expenses	—
Net income/(loss) attributable to common shares	$—
Weighted average number of common shares outstanding basic and diluted*	6,037,500
Basic and diluted net income/(loss) per share	$—

*retroactively adjusted to reflect the effect of stock dividends — see Note 6

See accompanying notes to financial statements.

BOULEVARD ACQUISITION CORP.
(A Corporation in the Development Stage)

STATEMENT OF STOCKHOLDER’S EQUITY

For the Period from October 24, 2013 (Inception) to December 31, 2013

			Additional
	Common Shares		Paid-in	Stockholder’s
	Shares	Amount	Capital	Equity
Sale of common stock to sponsor on November 20, 2013 at $.004 per share*	6,037,500	$604	$24,396	$25,000
Net income/(loss) attributable to common shares	—	—	—	—
Balances at December 31, 2013	6,037,500	$604	$24,396	$25,000

*retroactively adjusted to reflect the effect of stock dividends — see Note 6

See accompanying notes to financial statements.

BOULEVARD ACQUISITION CORP.
(A Corporation in the Development Stage)

STATEMENT OF CASH FLOWS

For the Period from October 24, 2013 (Inception) to December 31, 2013

Cash flows from operating activities:
Net income/(loss)	$—

Cash flows from financing activities:
Proceeds from issuance of common stock to initial stockholder	25,000
Net cash provided by financing activities	25,000
Increase in cash	25,000
Cash at beginning of period	—
Cash at end of period	$25,000
Supplemental disclosure of noncash financing activities:
Deferred offering costs included in due to related party	$118,875

See accompanying notes to financial statements.

BOULEVARD ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

1. Organization and Business Operations

Incorporation

Boulevard Acquisition Corp. (the “Company”), a corporation in the development stage, was incorporated in Delaware on October 24, 2013.

Sponsor

The Company’s sponsor is Boulevard Acquisition Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

Fiscal Year End

The Company selected December 31st as its fiscal year end.

Business Purpose

The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses that it has not yet identified (the “Initial Business Combination”). The Company has neither engaged in any operations nor generated revenue to date. The Company is considered to be in the development stage as defined in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies.

The Company’s management has broad discretion with respect to the Initial Business Combination. However, there is no assurance that the Company will be able to successfully affect a business combination.

Subsequent Financing (Note 6)

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (“SEC”) on February 12, 2014.

On February 19, 2014, the Company consummated the Public Offering and a simultaneous private placement of warrants (Note 4) generating aggregate gross proceeds of approximately $216 million.  On March 13, 2014, the underwriters for the Public Offering purchased additional units pursuant to the partial exercise of their over-allotment option and the Sponsor purchased additional private placement warrants generating aggregate additional gross proceeds of approximately $10.7 million.

Trust Account

The trust account (the “Trust Account”) will be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act.

The Company’s amended and restated certificate of incorporation provides that, except with respect to (i) interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations, and (ii) up to $1.5 million of interest earned on the funds held in the Trust Account that may be released to the Company for its working capital requirements, the proceeds will not be released from the Trust Account until the earlier of (a) the completion of the Initial Business Combination or (b) the redemption of the shares of common stock included in the units sold in the Public Offering (the “Public Shares”) if the

BOULEVARD ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

1. Organization and Business Operations - (continued)

Company is unable to complete its business combination within 21 months from the closing of the Public Offering (or 24 months, as applicable), subject to applicable law.

Business Combination

The Company, after signing a definitive agreement for the Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the trust account and not previously released to the Company for its working capital requirements or to pay the Company’s franchise and income taxes, less franchise and income taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest earned on the funds held in the trust account and not previously released to the Company for its working capital requirements or to pay the Company’s franchise and income taxes, less franchise and income taxes payable. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of the Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a stockholder vote in connection with the Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the trust account and not previously released to the Company for its working capital requirements or to pay the Company’s franchise and income taxes, less franchise and income taxes payable. As a result, such shares of common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with FASB, ASC 480, “Distinguishing Liabilities from Equity.”

The Company will only have 21 months from  the closing of the Public Offering to complete its Initial Business Combination (or 24 months, as applicable). If the Company does not complete its Initial Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per-share pro rata portion of the Trust Account, including interest earned on the funds held in the trust account and not previously released to the Company for its working capital requirements or to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), less franchise and income taxes payable, and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete the Initial Business Combination within the required time period.

BOULEVARD ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

1. Organization and Business Operations - (continued)

In the event of such distribution, it is possible that the per-share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits emerging growth companies to delay complying with new or revised financial accounting standards that do not yet apply to private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act). The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC.

Development Stage Company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At December 31, 2013, the Company has not commenced any operations nor generated revenue to date. All activity through December 31, 2013 relates to the Company’s formation and the Public Offering. Following such offering, the Company will not generate any operating revenues until after completion of the Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the designated Trust Account after the Public Offering.

Net Income/(Loss) Per Common Share

Net income/(loss) per common share is computed by dividing net income/(loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At December 31, 2013, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted income/(loss) per common share is the same as basic income/(loss) per common share for the period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

BOULEVARD ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

2. Significant Accounting Policies - (continued)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1. Deferred offering costs consist principally of legal and accounting fees incurred through the balance sheet date that are related to the Public Offering and that will be charged to capital upon the receipt of the capital raised. At December 31, 2013, the Company had deferred offering cost of $118,875.

Redeemable Common Stock

As discussed in Note 1, all of the Public Shares contain a redemption feature which allows for the redemption of shares of common stock in connection with the liquidation of the Company, a tender offer or stockholder approval of the Initial Business Combination. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company will recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2013. The Company is currently

BOULEVARD ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

2. Significant Accounting Policies - (continued)

not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. Public Offering

Units

On February 19, 2014, the Company sold 21,000,000 units at a price of $10.00 per unit (the “Units”) in the Public Offering. On March 13, 2014, the Company sold an additional 1,050,000 Units at a price of $10.00 per Unit (the “Additional Units”) pursuant to the underwriters’ partial exercise of their over-allotment option. Each Unit consists of one share of the Company’s common stock, $0.0001 par value per share, and one-half of one warrant (“Warrant”). Each whole Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $11.50 per share.

 Under the terms of the warrant agreement, dated February 12, 2014,  the Company has agreed to use its best efforts to file a new registration statement under the Securities Act of 1933, as amended (the “Securities Act”), following the completion of the Initial Business Combination. Each Warrant will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Public Offering. However, if the Company does not complete the Initial Business Combination on or prior to the 21-month (or 24-month) period allotted to complete a business combination, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants issued in connection with the Units during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement.

4. Related Party Transactions

Founder Shares

In November 2013, the Sponsor purchased 6,037,500 shares (retroactively adjusted to reflect the effect of stock dividends — see Note 6) of the Company’s common stock (the “Founder Shares”) for $25,000, or approximately $.004 per share (retroactively adjusted to reflect the effect of stock dividends — see Note 6). In January 2014, the Sponsor assigned an aggregate of 60,375 Founder Shares (retroactively adjusted to reflect the effect of stock dividends — see Note 6) to the independent director nominees at their original purchase price.

The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

BOULEVARD ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

4. Related Party Transactions - (continued)

25% Founder Shares, representing 5% of the Company’s issued and outstanding shares after the Public Offering (including any exercise of the underwriters’ over-allotment option) are subject to forfeiture by the Sponsor under certain conditions described in the final prospectus.

The Founder Shares have been placed into an escrow account maintained in New York, New York by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions discussed in the final prospectus, the Founder Shares may not be transferred, assigned, sold or released from escrow until one year after the date of the consummation of the Initial Business Combination or earlier if, subsequent to the Initial Business Combination, (i) the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination or (ii) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Rights - The Founder Shares are identical to the Public Shares except that (i) the Founder Shares are subject to certain transfer restrictions, as described above, and (ii) the initial stockholders have agreed to waive their redemption rights in connection with the Initial Business Combination with respect to the Founder Shares and to waive their redemption rights with respect to the Founder Shares if the Company fails to complete the Initial Business Combination within 21 months (or 24 months, as applicable) from the closing of the Public Offering.

Voting - If the Company seeks stockholder approval of the Initial Business Combination, the initial stockholders have agreed to vote their Founder Shares and any shares of common stock purchased during or after the Public Offering in favor of the Initial Business Combination.

Redemption - Although the initial stockholders and their permitted transferees will waive their redemption rights with respect to the Founder Shares if the Company fails to complete the Initial Business Combination within the prescribed time frame, they will be entitled to redemption rights with respect to any of the Company’s common stock they may own.

Private Placement Warrants

On February 19, 2014, the Sponsor purchased from the Company an aggregate of 5,950,000 Warrants at a price of $1.00 per Warrant (a purchase price of $5.95 million), in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”).  On March 13, 2014, the Sponsor purchased from the Company an additional 210,000 Private Placement Warrants at a price of $1.00 per Warrant (a purchase price of $210,000) in a private placement that occurred simultaneously with the underwriters’ partial exercise of their over-allotment option. Each Private Placement Warrant entitles the holder to purchase one share of the Company’s common stock at $11.50 per share. The purchase price of the Private Placement Warrants was added to the proceeds from the offering to be held in the trust account pending completion of the Initial Business Combination.

The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Initial Business Combination and they will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants included in the Units being sold in this offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants being sold as part of the Units in the Public Offering and have no net cash settlement provisions.

BOULEVARD ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

4. Related Party Transactions - (continued)

If the Company does not complete a business combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Private Placement Warrants issued to the Sponsor will expire worthless.

Registration Rights

The holders of the Founder Shares and Private Placement Warrants hold registration rights to require the Company to register the sale of certain securities held by them pursuant to a registration rights agreement, dated February 12, 2014, among us and the initial stockholders. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act. In addition, these stockholders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the costs and expenses of filing any such registration statements.

Administrative Service Agreement

Commencing on February 13, 2014, the date the Company’s securities were initially listed for trading on the NASDAQ Capital Market, the Company has agreed to pay $10,000 per month to Avenue Capital Management II, L.P, an affiliate of the Sponsor, for office space, utilities, secretarial support and administrative services. Upon consummation of the Company’s Initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

Due to Related Party

Due to related party represents amounts payable to an affiliate for certain offering expenses paid on behalf of the Company.

5. Equity

Common Stock — The authorized common stock of the Company includes up to 100,000,000 shares; upon completion of the Public Offering, the Company increased the authorized common stock to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock.  At December 31, 2013, there were 6,037,500 shares of common stock issued and outstanding (retroactively adjusted to reflect the effect of stock dividends — see Note 6).

Preferred Stock — The authorized preferred stock of the Company includes up to 1,000,000 shares. At December 31, 2013, there were no shares of preferred stock issued and outstanding.

6. Subsequent Events

On February 11, 2014 and February 12, 2014, in connection with the two increases in the size of the Public Offering, the Company effected stock dividends of approximately 0.167 shares and 0.2 shares, respectively, for each outstanding share of common stock, resulting in the Company’s initial stockholders holding an aggregate of 6,037,500 shares of the Company’s common stock. All transactions and disclosures in the financial statements, related to the Company’s common stock, have been adjusted to reflect the effect of the stock dividends.

On February 19, 2014, the Company consummated the Public Offering and sold 21,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock and one-half of one Warrant entitling the holder to purchase one share of the Company’s common stock at a price of $11.50. The Company generated gross proceeds of $210 million in the Public Offering. Simultaneously with the consummation of the Public Offering, the Company consummated the sale of 5,950,000 Private Placement Warrants at a price of $1.00 per Warrant, generating total proceeds of $5.95 million.

BOULEVARD ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

6. Subsequent Events - (continued)

On March 13, 2014, the underwriters for the Public Offering purchased an additional 1,050,000 Units (the “Additional Units”) pursuant to their partial exercise of their over-allotment option. Each Additional Unit consists of one share of the Company’s common stock and one-half of one Warrant entitling the holder to purchase one share of the Company’s common stock at a price of $11.50. The Additional Units were sold at an offering price of $10.00 per Additional Unit, generating gross proceeds to the Company of $10,500,000.  Simultaneously with the consummation of the sale of the Additional Units, the Company consummated the private sale of an additional 210,000 warrants (the “Additional Private Placement Warrants”), each exercisable to purchase one share of common stock for a price of $11.50 per share, to the Sponsor, at a price of $1.00 per Additional Private Placement Warrant, generating gross proceeds of $210,000.

On March 13, 2014, the Sponsor and the Company’s independent directors forfeited 525,000 Founder Shares in connection with the purchase by the underwriters of 1,050,000 Additional Units pursuant to the partial exercise of their over-allotment option. The Founder Shares and Private Placement Warrants will be worthless if the Company does not complete a business combination. In addition, 1,378,125 founder earnout shares will be subject to forfeiture by the initial stockholders (or their permitted transferees) on the fifth anniversary of the Initial Business Combination unless at any time after the Initial Business Combination and prior to the fifth anniversary of the Initial Business Combination the last sale price of the common stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or the company completes a liquidation, merger, stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

In connection with the Public Offering and the underwriters’ partial exercise of their over-allotment option, the Company paid an underwriting discount of 2% of the Unit offering price ($4,410,000 in aggregate).  The Company will pay a deferred underwriting discount of 3.5% of the gross offering proceeds ($7,717,500 in aggregate) payable upon the completion of the Company’s Initial Business Combination.  The deferred underwriting discount will become payable to the underwriters from the amounts held in the trust account solely in the event the Company completes the Initial Business Combination.

BOULEVARD ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

6. Subsequent Events - (continued)

The following table sets forth the Company’s capitalization at December 31, 2013, and as adjusted to give effect to the filing of amended and restated certificate of incorporation, the sale of the Units and the Private Placement Warrants (including the sales of the Additional Units and Additional Private Placement Warrants), and the forfeiture of the Founder Shares pursuant to the partial exercise of their over-allotment option:

	December 31, 2013
		As Adjusted
	Actual	(unaudited)

Deferred underwriting commissions	$––	$7,717,500

Common stock, subject to redemption	––	208,807,490

Stockholders’ equity:
Preferred stock, $.0001 par value, 1,000,000 shares authorized; none issued or outstanding	––	––
Common stock, $0.0001 par value, 100,000,000 shares authorized; 6,037,500 shares issued and outstanding (actual); 6,681,751 shares issued and outstanding (excluding 20,880,749 shares subject to redemption) (as adjusted)	604	668

Additional paid-in capital	24,396	4,999,342
Deficit accumulated during the development stage	––	––
Total stockholders’ equity	$25,000	$5,000,010

Total capitalization	$25,000	$221,525,000

Management has performed an evaluation of subsequent events through March 31, 2014, the date of issuance of the financial statements, noting no items which require adjustment or disclosure.

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Controls over Financial Reporting

As a result of the evaluation completed by our Chief Executive Officer and Chief Financial Officer, we have concluded that there were no changes during the fiscal quarter ended December 31, 2013 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.  Other Information

Not applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officer

Our directors, executive officers and director and executive officer nominees are as follows:

Name	Age	Position
Marc Lasry	54	Chairman of the Board
Stephen S. Trevor	50	President, Chief Executive Officer, Secretary and Director
Thomas Larkin	50	Chief Financial Officer
Robert J. Campbell	65	Independent Director
Joel Citron	51	Independent Director
Darren Thompson	50	Independent Director

Marc Lasry has served as our Chairman of the board of directors since February 2014. Mr. Lasry is the chairman, chief executive officer and co-founder of Avenue. Distressed investing has been the focus of his professional career for over 29 years. Prior to founding Avenue, Mr. Lasry co-founded Amroc Investments, LLC, or Amroc, and prior to that, managed capital for Amroc Investments, L.P., a distressed debt investment firm organized in association with the Robert M. Bass Group and a predecessor to Amroc. Prior to that, Mr. Lasry served as Co-Director of the Bankruptcy and Corporate Reorganization Department at Cowen & Company and as Director of the Private Debt Department at Smith Vasiliou Management. Mr. Lasry clerked for the Honorable Edward Ryan, former Chief Bankruptcy Judge of the Southern District of New York. Throughout his career, Mr. Lasry has served on the board of advisors/directors or as a member of both for-profit and not- for-profit public and private companies not affiliated with Avenue, including the Mount Sinai School of Medicine, 92nd Street Y, the Council on Foreign Relations, the Clinton Global Initiative and the Global Endowment Management. Mr. Lasry holds a Bachelor of Arts degree in History from Clark University and a Juris Doctor from New York Law School.

Mr. Lasry is qualified to serve on our board of directors because of his private investment experience and his board experience with public and private companies.

Stephen S. Trevor has served as our President, Chief Executive Officer and Secretary and a director since inception. Since February 2012, Mr. Trevor has served as a portfolio manager at Avenue focused on private debt, private equity and distressed for control investments. From 2007 to 2010, Mr. Trevor held various leadership roles at Morgan Stanley, including co-head of Merchant Banking and Private Equity, global co-head of Investment Management and was a member of Morgan Stanley’s management and risk committees. During his time at Morgan Stanley, Mr. Trevor oversaw capital raises for Morgan Stanley Capital Partners V, Morgan Stanley Credit Partners, Morgan Stanley Infrastructure Partners and Morgan Stanley Private Equity Asia Fund 3. He also sat on the investment committees of funds totaling $25 billion of assets under management and with more than 600 employees. Prior to Morgan Stanley, Mr. Trevor was a partner and managing director in the Principal Investment Area in Goldman Sachs. During his fifteen year tenure, Mr. Trevor, who was based in New York, London and Hong Kong, headed multiple Goldman Sachs initiatives, including leading Goldman Sachs Capital Partners’ investing activities in Germany and served on the Principal Investment Area’s Investment and Operating committees. Mr. Trevor has served on the board of directors of various companies, including Berry Plastics Corporation, Capmark Financial Group, Cobalt International Energy, L.P., Cognis, Deutsche Kabel, Messer Griesheim Holding and Wincor Nixdorf. Mr. Trevor holds a Bachelor of Arts degree in Political Science and Psychology from Columbia College, a Master of Business Administration degree from Harvard Business School and was a member of the United States Olympic Fencing teams in 1984 and 1988.

Mr. Trevor is qualified to serve on our board of directors because of his private investment and investment banking experience and his board experience with public and private companies.

Thomas Larkin has served as our Chief Financial Officer since November 2013. Since April 2011, Mr. Larkin has served as the chief financial officer of Avenue and various entities controlled by Avenue. He is responsible for Avenue’s accounting, operations, and tax functions. Prior to joining Avenue in 2011, Mr. Larkin was the chief operating officer of Ellington Management Group, where he was responsible for the firm’s accounting, operational and financial activities. Prior to joining Ellington in 2004, Mr. Larkin served as chief financial officer of Resurgence Asset Management, an investment management firm specializing in securities of financially distressed companies. At Resurgence, Mr. Larkin was responsible for all accounting and financial operations. Prior to joining Resurgence in 1997, he was the controller of Concord International Investments Group, a multinational investment management firm. Mr. Larkin started his career at Ernst & Young, where he provided auditing and consulting services to companies in a variety of industries, including hedge funds, mutual funds, and oil and gas concerns. Mr. Larkin holds a Bachelor of Science degree in Accounting from Boston College.

Robert J. Campbell has served on our board of directors as an independent director since February 2014. Since November 2011, Mr. Campbell has served as the chairman of the board of directors of Enstar Group Limited, an insurance run-off company, and has served as its independent director since November 2007. Mr. Campbell has served as an independent director of Camden National Corporation, a public holding company, since 1999, and is a member of its audit committee and chair of its capital committee. Since January 1991, Mr. Campbell has served as a partner at Beck, Mack & Oliver LLC, a private investment advisory firm. Mr. Campbell holds a Bachelor of Arts in Political Economy from Williams College.

Mr. Campbell is qualified to serve on our board of directors because of his private investment advisory experience and his board experience with private and public companies.

Joel Citron has served on our board of directors as an independent director since February 2014. Since June 2009, Mr. Citron has served as the chief investment officer and managing member of TAH Management/TAH Capital Partners, a private investment management firm, and since October 2008, as the chief executive officer of Tenth Avenue Holdings, a related holding company. From January 2006 through December 2008, Mr. Citron served as managing partner of Jove Partners, a hedge fund and private equity firm, and from January 2002 through September 2008, as the chief executive officer of Jovian Holdings, a privately held investment and operating company. Mr. Citron also serves as the chairman of the board of trustees of Avenue Income Credit Strategies Fund, or ACP, a non-diversified, closed-end management investment company registered under the Investment Company Act with publicly traded shares, and Avenue Mutual Funds Trust, or AMFT, a non-diversified, open-end management investment company registered under the Investment Company Act, since December 2010 and May 2012, respectively. Since September 2011, Mr. Citron has served as the chairman of Oasmia, AB, a Swedish publicly traded biotechnology company, and since June 2010, as chairman of Tenth Avenue Commerce, a privately held e-commerce company. Mr. Citron has served as a director of Attivio, Inc., a privately held software company, since December 2009, and Symbius Medical LLC, a privately held medical service provider, since September 2007. Mr. Citron’s community involvement includes serving as the president of the board of The Heschel School in New York, NY, a member of the board of counselors, and a member of Shoah foundation at the University of Southern California. Mr. Citron holds a Bachelor of Science in Business Administration and a Master of Arts in Economics from the University of Southern California.

Mr. Citron is qualified to serve on our board of directors because of his private investment advisory experience and his board experience with public and private companies.

Darren Thompson has served on our board of directors as an independent director since February 2014. Since June 2011, Mr. Thompson has served as the managing member of RailField Partners, LLC, a private investment and advisory firm. Mr. Thompson is also an independent consultant, and has acted in this capacity since September 2010, after serving as a special advisor at the American Express Company from January 2010 through August 2010, and as chief financial officer of Revolution Money, Inc., a payment network, or Revolution Money, prior to its acquisition by the American Express Company in January 2010. Mr. Thompson has also previously served and as an officer at Fannie Mae and managing director of Goldman Sachs. Mr. Thompson also serves as a trustee of ACP and AMFT since December 2010 and May 2012, respectively. Mr. Thompson holds an Atrium Baccalaureus in Biochemistry from Harvard University and a Master of Business Administration degree from Harvard Business School.

Mr. Thompson is qualified to serve on our board of directors because of his private investment advisory experience, his business experience as a former chief financial officer of Revolution Money and his board experience with public and private companies.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Citron, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Campbell and Thompson, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Lasry and Trevor, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Citron, Thompson and Campbell are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

None of our executive officers or directors has received any cash (or non- cash) compensation for services rendered to us. Pursuant to an administrative services agreement, dated February 12, 2014, we have agreed to pay Avenue Capital Management II, L.P., an affiliate of our sponsor a total of $10,000 per month for office space, utilities, secretarial support and general and administrative services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Other than the described fee, no compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has one standing committee: an audit committee. Subject to phase-in rules and a limited exception, the rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. We do not believe a compensation committee is necessary prior to our initial business combination as there will be no salary, fees, or other compensation being paid to our officers or directors prior to our initial business combination other than as disclosed in this Form 10-K.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit committee charter as exhibits to our registration statement. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Neither our executive officers nor our directors presently have any fiduciary or contractual obligations to other entities pursuant to which such officer or director is required to present acquisition opportunities to such entity, although such obligations could arise in the future. Accordingly, in the future, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she may need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that any fiduciary duties or contractual obligations of our executive officers arising in the future would materially undermine our ability to complete our business combination.

In particular, all of our executive officers have fiduciary duties to Avenue and may have fiduciary duties to certain companies in which Avenue or its affiliates have invested or for whom an Avenue affiliate serves as investment adviser. However, we do not expect these duties to present a significant actual conflict of interest with our search for an initial business combination because Avenue and the companies in which it or its affiliates holds investments typically invest in debt securities and other debt obligations of these companies. In addition, neither we nor our executive officers have any existing obligations (contractual or otherwise) to prioritize, allocate or first offer business combination opportunities appropriate for us to any Avenue affiliated entities. We may acquire a company in which Avenue or its affiliates own a debt position, but we will treat any debt that we own the same as any third-party debt and our independent directors will need to review and approve any proposed business combination with a company in which Avenue owns a debt position before we enter into any definitive agreement to acquire the target company. Furthermore, we have agreed that any target company with respect to which Avenue has initiated any contacts or entered into any discussions, formal or informal, or negotiations regarding such company’s acquisition prior to the completion of our initial public offering will not be a potential acquisition target for us, unless Avenue declines to pursue an investment in such company and notifies us in writing.

Each of our officers and directors may become involved with subsequent blank check companies similar to our company, although they have agreed not to participate in the formation of, or become an officer or director of, any blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 21 months after February 19, 2014 or 24 months, applicable. Potential investors should also be aware of the following other potential conflicts of interest:

•                  None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•                  Our sponsor purchased founder shares and private placement warrants in connection with our initial public offering and the underwriters’ partial exercise of their over-allotment option. Our sponsor has agreed to waive its redemption rights with respect to its founder shares and public shares in connection with the consummation of our initial business combination. Additionally, our sponsor has agreed to waive its redemption rights with respect to its founder shares if we fail to consummate our initial business combination within 21 months (or 24 months, as applicable) after February 19, 2014. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. On February 12, 2014, the founder shares were placed into an escrow account maintained in New York, New York by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions, these shares will not be transferred, assigned, sold or released from escrow until one year after the date of the consummation of our initial business combination or earlier if, subsequent to our business combination, (i) the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the common stock underlying such warrants will not be transferable, assignable or saleable until 30 days after the completion of our initial business combination. Accordingly, our officers and directors who directly or indirectly own founder shares or private placement warrants may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•                  Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•                  the corporation could financially undertake the opportunity;

•                  the opportunity is within the corporation’s line of business; and

•                  it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to our Company or any of our officers or directors, or any of their respective affiliates.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

As of February 12, 2014, we entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also will permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officer, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on copies of such forms received, we believe that, during the year ended December 31, 2013, all filing requirements applicable to our officer, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.  Executive Compensation

Compensation Discussion and Analysis

None of our executive officers or directors has received any cash (or non- cash) compensation for services rendered to us. Pursuant to the administrative services agreement, dated February 12, 2014, we have agreed to pay Avenue Capital Management II, L.P., affiliate of our sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Other than the described fee, no compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation

None.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2014, by:

•                  each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•                  each of our officers, directors; and

•                  all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the sponsor warrants as these warrants are not exercisable within 60 days of the date of this Form 10-K.

We have based our calculation of the percentage of beneficial ownership on 27,562,500 shares of common stock outstanding on March 28, 2014.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned	Approximate Percentage of Outstanding Common Stock Beneficially Owned

Boulevard Acquisition Sponsor, LLC (1) 399 Park Avenue, 6th Floor New York, NY 10022	5,457,375	19.8%

Sonia E. Gardner (1) 399 Park Avenue, 6th Floor New York, NY 10022	5,457,375	19.8%

Marc Lasry(1) 399 Park Avenue, 6th Floor New York, NY 10022	5,457,375	19.8%

Paul Glazer (2) 623 Fifth Avenue, Suite 2502 New York, NY 10022	1,569,750	5.7%

Glazer Capital, LLC (2) 623 Fifth Avenue, Suite 2502 New York, NY 10022	1,569,750	5.7%

All directors and executive officer as a group (6 individuals)(1)	5,512,500	20.0%

(1)                                 Marc Lasry and Sonia E. Gardner are the sole managing members and are the sole voting members of Boulevard Acquisition Sponsor, LLC.

(2)                                 This information is based solely on a Schedule 13G filed on February 14, 2014 with the SEC by Paul J. Glazer and Glazer Capital, LLC.

On November 19, 2013, our sponsor purchased 6,037,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. On January 31, 2014, our sponsor transferred 20,125 founder shares to each of our independent director nominees at their original purchase price (adjusted to give effect to the February 2014 stock dividends). On February 11, 2014 and February 12, 2014, in connection with the increases in the size of the offering, we effected stock dividends of approximately 0.167 shares and 0.2 shares, respectively, for each outstanding share of common stock. On March 13, 2014, 525,000 founder shares held in the aggregate by our initial stockholders were forfeited by our initial stockholders in connection with the purchase by the underwriters of an additional 1,050,000 units pursuant to the partial exercise of their over-allotment option, thereby reducing the total founder shares held by the initial stockholders to 5,512,500. An additional 25% of the founder shares are subject to forfeiture on the fifth anniversary of the completion of our initial business combination unless following the initial business combination the last sales price of our stock does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for at least one period of 20 trading days within any 30-trading day period within 12 months following the closing of our initial business combination.

Because our initial stockholders beneficially own 20% of our issued and outstanding shares of our common stock as of March 31, 2014, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

Our sponsor purchased 5,950,000 private placement warrants at a price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of our initial public offering and purchased an additional 210,000 private placement warrants on March 13, 2014 in connection with the underwriters’ partial exercise of their over-allotment option. Each sponsor warrant entitles the holder to purchase one share of our common stock at $11.50 per share. The purchase price of the private placement warrants was added to the proceeds from our initial public offering held in the trust account pending our completion of our initial business combination. If we do not complete our initial business combination within 21 months from February 19, 2014, the proceeds of the sale of the sponsor warrants will be used to fund the redemption of our public shares, and the sponsor warrants will expire worthless. The sponsor warrants are subject to the transfer restrictions described below. The sponsor warrants will not be redeemable by us so long as they are held by our sponsor or its permitted transferees. If the sponsor warrants are held by holders other than the sponsor or its permitted transferees, the sponsor warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units being sold in our initial public offering.

The sponsor warrants may also be exercised by the sponsor or its permitted transferees on a cashless basis. Otherwise, the sponsor warrants have terms and provisions that are identical to those of the warrants sold as part of the units in our initial public offering.

Escrow of Founder Shares and Private Placement Warrants and Transfer Restrictions

On February 12, 2014, the founder shares and private placement warrants were placed into a segregated escrow account maintained by Continental Stock Transfer & Trust Company acting as escrow agent pursuant to an escrow agreement, dated February 12, 2014, between us, our sponsor and the holders of the founder shares and private placement warrants, and the escrow agent. While in escrow, such securities may not be sold, transferred or disposed of during the escrow period applicable to such securities. The applicable escrow period for the founder shares is the earlier of (x) one year after the completion of our initial business combination or earlier if, subsequent to our business combination, the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, stock exchange or other similar transaction after our initial business combination that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, the founder earnout shares (equal to 25% of the founder shares and 5% of our issued and outstanding shares after our initial public offering and any exercise of the underwriters’ over-allotment option) will not be released from escrow unless they no longer are subject to forfeiture, as described herein.

The applicable escrow period for the private placement warrants is 30 days following the completion of our initial business combination.

Additionally, in the event of (i) our liquidation prior to the completion of our initial business combination or (ii) the completion of a liquidation, merger, stock exchange or other similar transaction which results in all of our stock holders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our completion of our initial business combination, the escrow period shall terminate. However, in the case of clauses (a) through (f) below, such securities may be transferred within the escrow to certain permitted transferees, provided that they enter into a written agreement agreeing to be bound by these transfer restrictions. Permitted transfers include: (a) transfers to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsor or their affiliates, or any affiliates of our sponsor, (b) transfers by gift to a member of one of the members of our sponsor’s immediate family or to a trust, the beneficiary of which is a member of one of the members of our sponsor’s immediate family, an affiliate of our sponsor or to a charitable organization; (c) transfers by virtue of laws of descent and distribution upon death of one of the members of our sponsor; (d) transfers pursuant to a qualified domestic relations order; (e) transfers by virtue of the laws of the state of Delaware or our sponsor’s limited liability company agreement upon dissolution of our sponsor; and (f) transfers by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased.

Registration Rights

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any shares of common stock issuable upon the exercise of the private placement warrant and warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to a registration rights agreement, dated February 12, 2014, among us and the initial stockholders. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (a) in the case of the founder shares, one year after the date of the consummation of our initial business combination or earlier if, subsequent to our business combination, (i) the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property (b) in the case of the private placement warrants and the respective common stock underlying such warrants, 30 days after the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no compensation plans under which equity securities are authorized for issuance.

ITEM 13.  Certain Relationships, Related Transactions and Director Independence

On November 19, 2013, we issued an aggregate of 6,037,500 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.004 per share after giving effect to the stock dividends described below. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. On January 31, 2014, our sponsor transferred 20,125 founder shares to each of our independent director nominees at their original purchase price (adjusted to give effect to the February 2014 stock dividends). On February 11, 2014 and February 12, 2014, in connection with the increases in the size of the offering, we effected stock dividends of approximately 0.167 shares and 0.2 shares, respectively, for each outstanding share of common stock. On March 13, 2014, 525,000 founder shares held in the aggregate by our initial stockholders were forfeited by our initial stockholders in connection with the purchase by the underwriters of an additional 1,050,000 units pursuant to the partial exercise of their over-allotment option, thereby reducing the total founder shares held by the initial stockholders to 5,512,500.

The founder earnout shares (equal to 25% of the founder shares and 5% of our issued and outstanding shares after the offering) will be subject to forfeiture by our initial stockholders (or their permitted transferees) on a pro rata basis as described herein. If such shares are forfeited, we would record the aggregate fair value of the shares forfeited and reacquired to treasury stock and a corresponding credit to additional paid-in capital based on the difference between the fair market value of the forfeited shares and the price paid to us for such forfeited shares of approximately $6,250. Upon receipt, such forfeited shares would then be immediately cancelled, which would result in the retirement of the treasury stock and a corresponding charge to additional paid-in capital.

Simultaneously with the closing of the offering, the sponsor purchased an aggregate of 5,950,000 private placement warrants for a purchase price of $1.00 per warrant in a private placement that will occur simultaneously with the closing of our initial public offering. On March 13, 2014, our sponsor purchased an additional 210,000 private placement warrants in a private placement that occurred simultaneously with the purchase of additional units by the underwriters pursuant to the partial exercise of their over-allotment option. As such, our sponsor’s interest in this transaction is valued at between $6,160,000, depending on the number of private placement warrants purchased. Each sponsor warrant is exercisable for one share of our common stock. We determined the purchase price for the private placement warrants by analyzing warrant trading prices of several comparable blank check companies that have not yet announced a business combination, all of which were substantially lower than $1.00 per warrant. We decided to sell the private placement warrants for $1.00 per warrant in order to cause fewer warrants to be issued than if the private placement warrants were issued for less than $1.00 per warrant, thereby resulting in less potential dilution. Each private placement warrant entitles the holder to purchase one share of our common stock at $11.50 per share. The private placement warrants (including the common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

As of February 12, 2014, we have agreed to pay Avenue Capital Management II, L.P., an affiliate of our sponsor a total of $10,000 per month for office space, utilities, secretarial support and general and administrative services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than as described above, no compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out- of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement on February 12, 2014 with our initial stockholders with respect to the founder shares and private placement warrants, which is described above under Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters -- Registration Rights.”

Our policies and procedures for the review, approval or ratification of certain related party transactions are described above under Item 1— “Business -- Conflicts of Interest.”

ITEM 14.  Principal Accounting Fees and Services

During fiscal years 2013, the firm of Rothstein Kass served as our independent registered certified public accounting firm. Rothstein Kass manages and supervises the audit, and is exclusively responsible for the opinion rendered in connection with its examination.  The following is a summary of fees paid to Rothstein Kass for services rendered:

Audit Fees

We were billed an aggregate of $72,500 for professional services rendered by Rothstein Kass for the year ended December 31, 2013 for the audit of our financial statements dated, November 20, 2013 and filed with our registration statement on Form S-1. We did not receive audit-related services for the year ended December 31, 2013.

Audit-Related Fees

We did not receive audit-related services that are not reported as Audit Fees for the fiscal year ended December 31, 2013.

Tax Fees

We did not receive tax-related services for the fiscal year ended December 31, 2013.

All Other Fees

We did not receive products and services provided by Rothstein Kass, other than those discussed above, for the fiscal year ended December 31, 2013.

Pre-Approval Policy

Our audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by Rothstein Kass, including the fees and terms thereof (subject to the de minimus exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).  The audit committee may form and delegate authority to one or more of its members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such members to grant pre-approvals shall be presented to the audit committee at its next scheduled meeting.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Report:

1.     Financial Statements:

Report of Independent Registered Public Accounting Firm

Balance Sheet

Statement of Operations

Statement of Stockholder’s Equity

Statement of Cash Flows

Notes to Financial Statements

2.     Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.     Exhibits:

See attached Exhibit Index of this Form 10-K.

(b) Exhibits:

We hereby file as part of this Form 10-K the Exhibits listed in the attached Exhibit Index.  Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549.  Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.

(c) Financial Statement Schedules

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (3)
4.1	Specimen Unit Certificate (3)
4.2	Specimen Common Stock Certificate (3)
4.3	Specimen Warrant Certificate (3)
4.4	Warrant Agreement, dated as of February 12, 2014, by and between Boulevard Acquisition Corp. and Continental Stock Transfer & Trust Company (1)
10.2(a)	Letter Agreement, dated February 12, 2014, among the Registrant, Boulevard Acquisition Sponsor, LLC and Avenue Capital Management II, L.P. (1)
10.2(b)	Letter Agreements, dated February 12, 2014, among the Registrant, Boulevard Acquisition Sponsor, LLC and Joel Citron, Darren Thompson, Robert J. Campbell. (1)
10.3	Investment Management Trust Agreement, dated February 12, 2014, between Continental Stock Transfer & Trust Company and the Registrant (1)
10.4	Registration Rights Agreement, dated February 12, 2014, among the Registrant, Boulevard Acquisition Sponsor, LLC, and the other parties thereto (1)
10.5	Securities Purchase Agreement, dated November 19, 2013, between the Registrant and Boulevard Acquisition Sponsor, LLC. (3)
10.6	Second Amended and Restated Private Placement Warrants Purchase Agreement, dated February 12, 2014, between the Registrant and Boulevard Acquisition Sponsor, LLC (1)

Exhibit Number	Description
10.7	Form of Indemnification Agreement between the Registrant and Indemnitee (3)
10.8	Securities Escrow Agreement, dated February 12, 2014, among the Registrant, Boulevard Acquisition Sponsor, LLC, the Initial Holders party thereto and Continental Stock Transfer & Trust Company (1)
10.9	Administrative Services Agreement, dated February 12, 2014 between Registrant and Avenue Capital Management II, L.P (1)
10.10	Securities Assignment Agreement, dated January 31, 2014, among Boulevard Acquisition Sponsor, LLC, Joel Citron, Darren Thompson and Robert J. Campbell (2)
14	Form of Code of Ethics (2)
24	Power of Attorney (included in the signature page to this report)
31.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*           Filed Herewith

(1)         Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2014

(2)         Incorporated by reference to the corresponding exhibit filed with Amendment No. 1 to the registration statement on Form S-1 (File No. 333-193320) filed with the SEC on February 3, 2014.

(3)         Incorporated by reference to the corresponding exhibit filed with the registration statement on Form S-1 (File No. 333-193320) filed with the SEC on January 13, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2014	BOULEVARD ACQUISITION CORP.

/s/ Stephen s. Trevor
	By:	Stephen S. Trevor
	Title:	Chief Executive Officer, President and Secretary

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen S. Trevor and Thomas Larkin as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, her or it and in his, her or its name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC granting unto said attorneys-in-fact and agents the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as to all intents and purposes as either of them might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Marc Lasry	Chairman of the Board	March 31, 2014
Marc Lasry

/s/ Stephen S. Trevor	Chief Executive Officer,	March 31, 2014
Stephen S. Trevor	President, Secretary and Director
(Principal executive officer)

/s/ Thomas Larkin	Chief Financial Officer	March 31, 2014
Thomas Larkin	(Principal financial and accounting officer)

/s/ Robert J. Campbell	Director	March 31, 2014
Robert J. Campbell

/s/ Joel Citron	Director	March 31, 2014
Joel Citron

/s/ Darren Thompson	Director	March 31, 2014
Darren Thompson