Form 10-Q
period 2014-03-31
Boulevard Acquisition Corp.
filed 2014-05-15
CIK 1592016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-36316

BOULEVARD ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation)	46-4007249 (IRS Employer Identification Number)

399 Park Avenue, 6th Floor

New York, NY 10022
(Address of principal executive offices)

(212) 878-3500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  ☒ Yes  ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock outstanding as of May 14, 2014 was 27,562,500.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

BOULEVARD ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$988,637	$25,000
Prepaid expenses	152,402	—
Total current assets	1,141,039	25,000
Noncurrent assets:
Deferred offering costs	—	118,875
Cash held in Trust Account	10,500,000	—
Investments held in Trust Account	210,000,063	—
Total assets	$221,641,102	$143,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued formation and offering costs	$3,485	$—
Due to related party	15,714	118,875
Total current liabilities	19,199	118,875
Other liabilities:
Deferred underwriting compensation	7,717,500	—
Total liabilities	7,736,699	118,875

Common stock subject to possible redemption 20,890,439 shares, at redemption value of approximately $10.00 per share	208,904,393	—

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; 6,672,061 shares and 6,037,500 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively (which excludes 20,890,439 shares subject to possible redemption at March 31, 2014)	667	604
Additional paid-in capital	4,999,343	24,396
Deficit accumulated during the development stage	—	—
Total stockholders’ equity, net	5,000,010	25,000
Total liabilities and stockholders’ equity	$221,641,102	$143,875

See accompanying notes to condensed interim financial statements.

BOULEVARD ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31, 2014	For the Period from October 24, 2013 (Inception) to March 31, 2014

Revenue	$—	$—

Expenses:
General and administrative expenses	39,043	39,043

Loss from operations	(39,043)	(39,043)

Dividend income	63	63

Net loss attributable to common shares outstanding	$(38,980)	$(38,980)

Weighted average number of common shares outstanding, basic and diluted	6,444,000	6,270,000

Net loss per common share outstanding, basic and diluted	$(0.006)	$(0.006)

See accompanying notes to condensed interim financial statements.

BOULEVARD ACQUISITION CORP.

(A Corporation in the Development Stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from October 24, 2013 (Inception) to March 31, 2014

(unaudited)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholder’s
	Shares	Amount	Capital	Stage	Equity

Sale of common stock to Sponsor on November 20, 2013 at approximately $.004 per share	6,037,500	$604	$24,396	$—	$25,000

Net income/(loss) attributable to common stockholders				—	—

Balances, at December 31,2 013 (audited)	6,037,500	604	24,396	—	25,000

Sale of 21,000,000 units on February 19, 2014	21,000,000	2,100	209,997,900		210,000,000

Sale of 5,950,000 warrants to Sponsor on February 19, 2014			5,950,000		5,950,000

Reclassfication of shares subject to possible redemption, at redemption value, on February 19, 2014	(19,881,642)	(1,988)	(198,814,432)		(198,816,420)

Sale of 1,050,000 units on March 13, 2014, pursuant to the underwriters’ partial exercise of their over-allotment option	1,050,000	105	10,499,895		10,500,000

Sale of 210,000 warrants to Sponsor on March 13, 2014, pursuant to the underwriters’ partial exercise of their over-allotment option			210,000		210,000

Forfeiture of sponsor and independent directors shares on March13, 2014, due to the underwriters’ partial exercise of their over-allotment option	(525,000)	(53)	53		—

Reclassfication of shares subject to possible redemption, at redemption value, on March 13, 2014	(1,012,695)	(101)	(10,126,852)		(10,126,953)

Underwriters’ discount and offering expenses			(12,741,617)		(12,741,617)

Net income/(loss) attributable to common stockholders				(38,980)	(38,980)

Change in proceeds subject to possible redemption	3,898	—		38,980	38,980

Balances, at March 31, 2014 (unaudited)	6,672,061	$667	$4,999,343	$—	$5,000,010

See accompanying notes to condensed interim financial statements.

BOULEVARD ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

	Three months ended March 31, 2014	For the Period from October 24, 2013 (Inception) to March 31, 2014

Cash flows from operating activities
Net loss	$(38,980)	$(38,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in cash attributable to changes in assets and liabilities
Prepaid expense	(152,402)	(152,402)
Due to related party	15,714	15,714

Net cash used in operating activities	(175,668)	(175,668)

Net cash used in investing activities
Cash and investments held in Trust Account	(220,500,063)	(220,500,063)

Cash flows from financing activities
Proceeds from issuance of common stock to initial stockholder	—	25,000
Payment of offering costs	(5,020,632)	(5,020,632)
Proceeds from the sale of warrants to Sponsor	6,160,000	6,160,000
Proceeds from Public Offering	210,000,000	210,000,000
Proceeds from the underwriter’s partial exercise of their over-allotment option	10,500,000	10,500,000

Net cash provided by financing activities	221,639,368	221,664,368

Net increase in cash	963,637	988,637

Cash, beginning of period	25,000	—

Cash, end of period	$988,637	$988,637

Supplemental schedule of non-cash financing activities:
Deferred underwriting fees	$7,717,500	$7,717,500

See accompanying notes to condensed interim financial statements.

BOULEVARD ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

1. Organization and Business Operations

Incorporation

Boulevard Acquisition Corp. (the “Company”), a corporation in the development stage, was incorporated in Delaware on October 24, 2013.

Sponsor

The Company’s sponsor is Boulevard Acquisition Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

Fiscal Year End

The Company selected December 31th as its fiscal year end.

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

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (“SEC”) on February 12, 2014.

On February 19, 2014, the Company consummated the Public Offering and a simultaneous private placement of warrants (Note 4) generating aggregate gross proceeds of approximately $216 million.  On March 13, 2014, the underwriters for the Public Offering purchased additional units pursuant to the partial exercise of their over-allotment option and the Sponsor purchased additional private placement warrants generating aggregate additional gross proceeds of approximately $10.7 million. As of March 31, 2014, $220,500,000 is held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

Business Combination

The Company, after signing a definitive agreement for the Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the trust account and not previously released to the Company for its working capital requirements or to pay the Company’s franchise and income taxes, less franchise and income taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer,

BOULEVARD ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

1. Organization and Business Operations – (continued)

including interest earned on the funds held in the trust account and not previously released to the Company for its working capital requirements or to pay the Company’s franchise and income taxes, less franchise and income taxes payable. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem the shares of common stock included in the units sold in the Public Offering (the “Public Shares”) in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of the Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a stockholder vote in connection with the Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the trust account and not previously released to the Company for its working capital requirements or to pay the Company’s franchise and income taxes, less franchise and income taxes payable. As a result, such shares of common stock are recorded at redemption amount and classified as temporary equity, in accordance with FASB, ASC 480, “Distinguishing Liabilities from Equity.”

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

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits emerging growth companies to delay complying with new or revised financial accounting standards that do not yet apply to private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act). The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the

BOULEVARD ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

1. Organization and Business Operations – (continued)

Emerging Growth Company

Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2014 and December 31, 2013 and the results of operations for the three months ended March 31, 2014 and for the period from October 24, 2013 (inception) to March 31, 2014.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2013. The results of operations for the periods ended March 31, 2014 are not necessarily indicative of the results of operations to be expected for a full fiscal year.

The condensed balance sheet at December 31, 2013 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP.

Development Stage Company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At March 31, 2014, the Company has not commenced any operations nor generated revenue to date. All activity through March 31, 2014 relates to the Company’s formation and the Public Offering. The Company will not generate any operating revenues until after completion of the Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the designated Trust Account after the Public Offering.

Net Income/(Loss) Per Common Share

Net income/(loss) per common share is computed by dividing net income/(loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method.  Since the Company is reflecting a loss for all periods presented, the effect of dilutive securities would be anti-dilutive; hence, diluted income/(loss) per common share is the same as basic income/(loss) per common share for the periods.

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

BOULEVARD ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

2. Significant Accounting Policies – (continued)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets.

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

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1. At December 31, 2013, deferred offering costs consist principally of legal and accounting fees incurred through the balance sheet date that are related to the Public Offering and that have been charged to capital upon the receipt of the capital raised.

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2014, the Company has a deferred tax asset of approximately $13,000 related to net loss carry forwards (which begin to expire in 2034) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No

BOULEVARD ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

2. Significant Accounting Policies – (continued)

amounts were accrued for the payment of interest and penalties at March 31, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Stock Dividends

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

Restricted Cash Equivalents Held in the Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds from the Public Offering and the simultaneous private placement and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of an initial Business Combination. The funds held in the Trust Account are primarily invested in money market accounts which invest in United States Treasury securities.

3. Public Offering

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

BOULEVARD ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

3. Public Offering (continued)

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

4. Related Party Transactions

Founder Shares

In November 2013, the Sponsor purchased 6,037,500 shares (retroactively adjusted to reflect the effect of stock dividends — see Note 2) of the Company’s common stock (the “Founder Shares”) for $25,000, or approximately $.004 per share (retroactively adjusted to reflect the effect of stock dividends — see Note 2). In January 2014, the Sponsor assigned an aggregate of 60,375 Founder Shares (retroactively adjusted to reflect the effect of stock dividends — see Note 2) to the independent director nominees at their original purchase price.

The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

25% of the Founder Shares, representing 5% of the Company’s issued and outstanding shares after the Public Offering (including any exercise of the underwriters’ over-allotment option) are subject to forfeiture by the Sponsor under certain conditions described in the final prospectus.

The Founder Shares have been placed into an escrow account maintained in New York, New York by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions discussed in the final prospectus, the Founder Shares may not be transferred, assigned, sold or released from escrow until one year after the date of the consummation of the Initial Business Combination or earlier if, subsequent to the Initial Business Combination, (i) the last sale price of the Company’s common stock equals or exceeds $12.00 per

BOULEVARD ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

4. Related Party Transactions (continued)

share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination or (ii) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Initial Business Combination and they will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants included in the Units sold in the offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering and have no net cash settlement provisions.

If the Company does not complete a business combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Private Placement Warrants issued to the Sponsor will expire worthless.

Registration Rights

The holders of the Founder Shares and Private Placement Warrants hold registration rights to require the Company to register the sale of certain securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the

BOULEVARD ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

4. Related Party Transactions (continued)

Company registers such securities for sale under the Securities Act. In addition, these stockholders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the costs and expenses of filing any such registration statements.

Administrative Services Agreement

Commencing on February 13, 2014, the date the Company’s securities were initially listed for trading on the NASDAQ Capital Market, the Company has agreed to pay $10,000 per month to Avenue Capital Management II, L.P, an affiliate of the Sponsor, for office space, utilities, secretarial support and administrative services. Upon consummation of the Company’s Initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2014 and for the period from October 24, 2013 (inception) to March 31, 2014, the Company recognized $15,714 of expense pursuant to the administrative services agreement. At March 31, 2014, the $15,714 is included in due to related party on the accompanying condensed balance sheet.

Due to Related Party

At December 31, 2013, due to related party represents amounts payable to an affiliate for certain offering expenses paid on behalf of the Company. At March 31, 2014, due to related party represents amounts payable pursuant to the administrative services agreement.

5. Investments Held in Trust Account

Upon the closing of the Public Offering, the simultaneous private placement of the Sponsor warrants and the underwriters’ partial exercise of their over-allotment option, a total of $220,500,000 was placed in the Trust Account. As of March 31, 2014, investment securities in the Company’s Trust Account consisted of $210,000,063 in shares in money market accounts invested in United States Treasury securities with a maturity of 180 days or less. In addition, the Trust Account included $10,500,000 of cash pending investment as of March 31, 2014.

6. Fair Value Measurements

The Company has adopted FASB ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of FASB ASC 820 did not have an impact on the Company’s financial position or results of operations.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2014 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset, and includes situations where there is little, if any, market activity for the asset:

Description	March 31, 2014 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market securities	$210,000,063	$210,000,063	$—	$—

BOULEVARD ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

7. Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock.  At March 31, 2014, there were 6,672,061 shares of common stock issued and outstanding, excluding 20,890,439 shares subject to possible redemption.

Preferred Stock — The authorized preferred stock of the Company includes up to 1,000,000 shares. At March 31, 2014, there were no shares of preferred stock issued and outstanding.

8. Subsequent Events

Commencing on April 7, 2014, the Units were eligible to trade separately.

Management has performed an evaluation of subsequent events through May 15, 2014, the date of filing of this report on Form 10-Q with the Securities and Exchange Commission, noting no items which require adjustment or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

References to the “Company,” “us” or “we” refer to Boulevard Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this quarterly report on Form 10-Q (“Report”).  Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (the “SEC”). All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our business combination. We consummated our initial public offering on February 19, 2014. We are currently in the process of evaluating and identifying targets for a business combination. We intend to use cash from the proceeds of our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option) the sale of the sponsors’ warrants, our capital stock, and our debt or a combination of our cash, stock and debt to fund a business combination.  We are evaluating acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. From time to time, we may enter into non-binding letters of intent, but we are currently not subject to any definitive agreement with respect to any business combination. However, we cannot assure you that we will identify any suitable target candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all.

Results of Operations

For the period from October 24, 2013 (inception) through March 31, 2014 we had a net loss of $38,980.

We have neither engaged in any significant operations nor generated any revenues to date. Our only activities since inception have been those necessary to prepare for the initial public offering, organizational activities and the identification of a potential target business for our business combination. We will not generate any operating revenues until after completion of our business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Liquidity and Capital Resources

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the founder shares to our sponsor, Boulevard Acquisition Sponsor, LLC. We received net proceeds of 221,500,000 from (i) the sale of the units in our initial public offering, after deducting offering expenses of approximately $750,000, underwriting commissions of $4,410,000 (excluding deferred underwriting commissions of up to $7,717,500), and (ii) the sale of the private placement warrants for a purchase price of $6,160,000 (including proceeds from the partial exercise by the underwriters of their over-allotment option). $220,500,000 is currently held in the trust account, $7,717,500 of which may be used to satisfy deferred underwriting commissions.

As of March 31, 2014, investment securities in our trust account consisted of $210,000,063 in shares in money market accounts invested in U.S. government Treasury securities. In addition, the Trust Account included $10,500,000 of cash pending investment as of March 31, 2014.

As of March 31, 2014, we had a cash balance of $988,637, held outside of our trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business transaction and other general corporate uses.

For the period from October 24, 2013 (inception) to March 31, 2014, we used cash of $175,668 in operating activities, which was primarily attributable to a net loss for the period of $38,980 and the prepayment of certain expenses in the amount of $152,402.

We intend to use substantially all of the funds held in the trust account (net of taxes and amounts released to us for working capital purposes) to consummate our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy.

We do not believe we will need to raise additional funds until the consummation of our business combination to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate an initial business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our business combination.

Off-Balance Sheet Arrangements

As of March 31, 2014 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations or purchase obligations other than a monthly fee of $10,000 payable to Avenue Capital Management II, L.P., an affiliate of our sponsor, for office space, utilities, secretarial and administrative services.

Critical Accounting Policies

The preparation of interim financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Investments Held in Trust Account

$220,500,000 from our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option) was placed into a trust account with Continental Stock Transfer & Trust Company serving as trustee. As of March 31, 2014, investment securities in our trust account consisted of $210,000,063 in shares in money market accounts invested in U.S. government treasury securities with a maturity of 180 days or less. The trust account also included $10,500,000 cash pending investment.

Net Income/(Loss) Per Common Share

Net income/(loss) per common share is computed by dividing net income/(loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. Since the Company is reflecting a loss for all periods presented, the effect of dilutive securities would be anti-dilutive; hence, diluted income/(loss) per common share is the same as basic income/(loss) per common share for the periods.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on October 24, 2013 for the purpose of effecting a business combination. As of March 31, 2014, we were considered in the development stage and had not yet commenced any operations or generated any revenues. All activity through March 31, 2014 relates to our formation, our initial public offering, the identification and evaluation of prospective candidates for an initial business combination, and general corporate matters. The net proceeds from our initial public offering and the sale of private placement warrants were placed into a trust account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, out internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report filed on March 31, 2014 with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed on March 31, 2014 with the SEC, however, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Use of Proceeds from our Initial Public Offering

On February 19, 2014, we closed our initial public offering of 21,000,000 units and on March 13, 2014 we issued and sold an additional 1,050,000 units pursuant to the underwriters’ partial exercise of their over-allotment option, with each unit consisting of one share of common stock and one-half of one warrant to purchase one share of our common stock at an exercise price of $11.50 per share. All of the units registered were sold at an offering price of $10.00 per unit and generated gross proceeds of $220,500,000. The securities sold in our initial public offering and in connection with the over-allotment option were registered under our registration statement. The SEC declared our registration statement effective on February 12, 2014. On March 13, 2014, our sponsor and our independent directors forfeited 525,000 founder shares in connection with the purchase by the underwriters of an additional 1,050,000 units pursuant to the partial exercise of their over-allotment option.

We received net proceeds of $220,500,000 from our initial public offering (including proceeds from the partial exercise by the underwriters of their over-allotment option). Of those net proceeds, approximately $7.7 million is attributable to the deferred underwriters’ discount. Expenses paid related to the offering totaled approximately $5.0 million. The net proceeds from the initial public offering were deposited into a trust account and will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our franchise and income tax obligations, the proceeds from our initial public offering will not be released from the trust account until the earlier of (a) the completion of our business combination or (b) the redemption of our public shares if we are unable to complete our business combination within 21 months from February 19, 2014 (or 24 months, as applicable), subject to applicable law. The remaining net proceeds ($1 million) not held in the trust account and up to an additional $2 million, subject to the adjustment of interest earned on our trust account (net income and franchise taxes payable), became available to use to cover operating expenses. This limitation on our working capital will preclude us from declaring and paying dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY AND DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOULEVARD ACQUISITION CORP.

By:	/s/ Stephen S. Trevor
Stephen S. Trevor
Chief Executive Officer, President and Secretary (principal executive officer)

By:	/s/ Thomas Larkin
Thomas Larkin
Chief Financial Officer
(principal financial and accounting officer)

Date:  May 15, 2014