Form 10-Q
period 2014-06-30
Boulevard Acquisition Corp.
filed 2014-08-14
CIK 1592016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☒  Yes  ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock outstanding as of August 13, 2014 was 27,562,500.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

BOULEVARD ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$954,414	$25,000
Prepaid expenses	129,043	—
Total current assets	1,083,457	25,000
Noncurrent assets:
Deferred offering costs	—	118,875
Investments held in Trust Account	220,500,364	—
Total assets	$221,583,821	$143,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to related party	$58,511	$118,875
Franchise tax payable	81,818	—
Accrued expenses	15,425	—
Total current liabilities	155,754	118,875
Other liabilities:
Deferred underwriting compensation	7,717,500	—
Total liabilities	7,873,254	118,875

Common stock subject to possible redemption 20,871,055 shares	208,710,557	—

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; 6,691,445 shares and 6,037,500 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively (which excludes 20,871,055 shares subject to possible redemption at June 30, 2014)	669	604
Additional paid-in capital	5,232,157	24,396
Deficit accumulated during the development stage	(232,816)	—
Total stockholders’ equity, net	5,000,010	25,000
Total liabilities and stockholders’ equity	$221,583,821	$143,875

See accompanying notes to condensed interim financial statements.

BOULEVARD ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Six months ended June 30, 2014	Three months ended June 30, 2014	For the Period from October 24, 2013 (Inception) to June 30, 2014

Revenue	$—	$—	$—

Expenses:
General and administrative expenses	233,180	194,137	233,180

Loss from operations	(233,180)	(194,137)	(233,180)

Dividend income	364	301	364

Net loss attributable to common shares outstanding	$(232,816)	$(193,836)	$(232,816)

Weighted average number of common shares outstanding, basic and diluted	6,558,000	6,669,000	6,415,000

Net loss per common share outstanding, basic and diluted	$(0.036)	$(0.029)	$(0.036)

See accompanying notes to condensed interim financial statements.

BOULEVARD ACQUISITION CORP.

(A Corporation in the Development Stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from October 24, 2013 (Inception) to June 30, 2014

(unaudited)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholder’s
	Shares	Amount	Capital	Stage	Equity

Sale of common stock to Sponsor on November 20, 2013 at approximately $.004 per share	6,037,500	$604	$24,396	$—	$25,000

Net income/(loss) attributable to common stockholders				—	—

Balances, at December 31, 2013 (audited)	6,037,500	604	24,396	—	25,000

Sale of 21,000,000 units on February 19, 2014	21,000,000	2,100	209,997,900		210,000,000

Sale of 5,950,000 warrants to Sponsor on February 19, 2014			5,950,000		5,950,000

Reclassification of shares subject to possible redemption, at redemption value, on February 19, 2014	(19,881,642)	(1,988)	(198,814,432)		(198,816,420)

Sale of 1,050,000 units on March 13, 2014, pursuant to the underwriters’ partial exercise of their over-allotment option	1,050,000	105	10,499,895		10,500,000

Sale of 210,000 warrants to Sponsor on March 13, 2014, pursuant to the underwriters’ partial exercise of their over-allotment option			210,000		210,000

Forfeiture of sponsor and independent directors shares on March 13, 2014, due to the underwriters’ partial exercise of their over-allotment option	(525,000)	(53)	53		—

Reclassification of shares subject to possible redemption, at redemption value, on March 13, 2014	(1,012,695)	(101)	(10,126,852)		(10,126,953)

Underwriters’ discount and offering expenses			(12,741,617)		(12,741,617)

Change in proceeds subject to possible redemption	23,282	2	232,814		232,816

Net income/(loss) attributable to common stockholders				(232,816)	(232,816)

Balances, at June 30, 2014 (unaudited)	6,691,445	$669	$5,232,157	$(232,816)	$5,000,010

See accompanying notes to condensed interim financial statements.

BOULEVARD ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

	Six months ended June 30, 2014	For the Period from October 24, 2013 (Inception) to June 30, 2014

Cash flows from operating activities
Net loss	$(232,816)	$(232,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in cash attributable to changes in assets and liabilities
Prepaid expense	(129,043)	(129,043)
Due to related party	58,511	58,511
Franchise tax payable	81,818	81,818
Accrued expenses	15,425	15,425

Net cash used in operating activities	(206,105)	(206,105)

Net cash used in investing activities
Cash and investments held in Trust Account	(220,500,364)	(220,500,364)

Cash flows from financing activities
Proceeds from issuance of common stock to initial stockholder	—	25,000
Payment of offering costs	(5,024,117)	(5,024,117)
Proceeds from the sale of warrants to Sponsor	6,160,000	6,160,000
Proceeds from Public Offering	210,000,000	210,000,000
Proceeds from the underwriter’s partial exercise of their over-allotment option	10,500,000	10,500,000

Net cash provided by financing activities	221,635,883	221,660,883

Net increase in cash	929,414	954,414

Cash, beginning of period	25,000	—

Cash, end of period	$954,414	$954,414

Supplemental schedule of non-cash financing activities:
Deferred underwriting fees	$7,717,500	$7,717,500

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

Business Purpose

The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses that it has not yet identified (the “Initial Business Combination”). The Company has neither engaged in any significant operations nor generated revenue to date. The Company is considered to be in the development stage as defined in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies.

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

On February 19, 2014, the Company consummated the Public Offering and a simultaneous private placement of warrants (Note 4) generating aggregate gross proceeds of approximately $216 million.  On March 13, 2014, the underwriters for the Public Offering purchased additional units pursuant to the partial exercise of their over-allotment option and the Sponsor purchased additional private placement warrants generating aggregate additional gross proceeds of approximately $10.7 million. As of June 30, 2014, $220,500,000 is held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

Business Combination

The Company, after signing a definitive agreement for the Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the trust account and not previously released to the Company for its working capital requirements or to pay the Company’s franchise and income taxes, less franchise and income taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer,

BOULEVARD ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

1. Organization and Business Operations - (continued)

including interest earned on the funds held in the trust account and not previously released to the Company for its working capital requirements or to pay the Company’s franchise and income taxes, less franchise and income taxes payable. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem the shares of common stock included in the units sold in the Public Offering (the “Public Shares”) in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of the Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

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

The Company will only have 21 months from the closing of the Public Offering to complete its Initial Business Combination (or 24 months, if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within such 21-month period). If the Company does not complete its Initial Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per-share pro rata portion of the Trust Account, including interest earned on the funds held in the trust account and not previously released to the Company for its working capital requirements or to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), less franchise and income taxes payable, and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete the Initial Business Combination within the required time period.

In the event of such distribution, it is possible that the per-share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits emerging growth companies to delay complying with new or revised financial accounting standards that do not yet apply to private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act). The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the

BOULEVARD ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

1. Organization and Business Operations - (continued)

Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2014 and December 31, 2013 and the results of operations for the three and six months ended June 30, 2014 and for the period from October 24, 2013 (inception) to June 30, 2014.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2013. The results of operations for the periods ended June 30, 2014 are not necessarily indicative of the results of operations to be expected for a full fiscal year.

The condensed balance sheet at December 31, 2013 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP.

Development Stage Company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At June 30, 2014, the Company has not commenced any significant operations nor generated revenue to date. All activity through June 30, 2014 relates to the Company’s formation and the Public Offering. The Company will not generate any operating revenues until after completion of the Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the designated Trust Account after the Public Offering.

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

The Company will recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings or additional paid-in capital.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2014, the Company has a deferred tax asset of approximately $79,000 related to net loss carry forwards (which begin to expire in 2034) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No

BOULEVARD ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

2. Significant Accounting Policies - (continued)

amounts were accrued for the payment of interest and penalties at June 30, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10 which eliminated the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. Upon adoption, entities will no longer present or disclose any information required by Topic 915.

Restricted Cash Equivalents Held in the Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds from the Public Offering (including proceeds from the exercise by the underwriters of their over-allotment option) and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of an initial Business Combination. The funds held in the Trust Account are primarily invested in money market accounts which invest in United States Treasury securities.

3. Public Offering

Public Units

On February 19, 2014, the Company sold 21,000,000 units at a price of $10.00 per unit (the “Units”) in the Public Offering. Each Unit consists of one share of the Company’s common stock, $0.0001 par value per share, and one-half of one warrant (“Warrant”). Each whole Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $11.50 per share.

Under the terms of the warrant agreement, dated February 12, 2014,  the Company has agreed to use its best efforts to file a new registration statement under the Securities Act of 1933, as amended (the “Securities Act”), following the completion of the Initial Business Combination. Each Warrant will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Public Offering. However, if the Company does not complete the Initial Business Combination on or prior to the 21-month or 24-month period, as applicable, allotted to complete a business combination, the Warrants will expire at the end

BOULEVARD ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

3. Public Offering (continued)

of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants issued in connection with the Units during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement.

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

Warrant Terms and Conditions

Each whole Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share.  No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will round the number of shares of common stock to be issued to the warrant holder down to the nearest whole number. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Public Offering. However, if the Company does not complete a Business Combination on or prior to the expiration of the 21-month or 24-month period, as applicable, allotted to complete the Business Combination, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants during the exercise period, there will be no net cash settlement of the Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement.

BOULEVARD ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

3. Public Offering (continued)

In accordance with the warrant agreement, the Company will be required to use its best efforts to maintain the effectiveness of a registration statement covering the shares of common stock issuable upon exercise of the Warrants. The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a Warrant and will have no obligation to settle such Warrant exercise unless a registration statement under the Securities Act with respect to the shares of common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying the obligations described below with respect to registration. No Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available.

Because the Company is not required to net cash settle the Warrants, the Warrants were recorded and classified within stockholders’ equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC 815-40.

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

Registration Rights

The holders of the Founder Shares and Private Placement Warrants hold registration rights to require the Company to register the sale of certain securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities for sale under the Securities Act. In addition, these stockholders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the costs and expenses of filing any such registration statements.

Administrative Services Agreement

Commencing on February 13, 2014, the date the Company’s securities were initially listed for trading on the NASDAQ Capital Market, the Company has agreed to pay $10,000 per month to Avenue Capital Management II, L.P, an affiliate of the Sponsor, for office space, utilities, secretarial support and administrative services. Upon consummation of the Company’s Initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2014 and for the period from October 24, 2013 (inception) to June 30, 2014, the Company recognized $30,000, $45,714 and $45,714 of expense pursuant to the administrative services agreement. At June 30, 2014, the $45,714 is included in due to related party on the accompanying condensed balance sheet.

BOULEVARD ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

4. Related Party Transactions (continued)

Due to Related Party

At December 31, 2013, due to related party represents amounts payable to an affiliate for certain offering expenses paid on behalf of the Company. At June 30, 2014, due to related party represents amounts payable pursuant to the administrative services agreement and amounts payable to an affiliate for certain expenses paid on behalf of the Company.

5. Investments Held in Trust Account

Upon the closing of the Public Offering, the simultaneous private placement of the Sponsor warrants and the underwriters’ partial exercise of their over-allotment option, a total of $220,500,000 was placed in the Trust Account. As of June 30, 2014, investment securities in the Company’s Trust Account consisted of $220,500,364 in shares in money market accounts invested in United States Treasury securities with a maturity of 180 days or less.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2014 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset, and includes situations where there is little, if any, market activity for the asset:

		Quoted	Significant	Significant
		Prices in	Other	Other
	June 30, 2014	Active Markets	Observable Inputs	Unobservable Inputs
Description	(unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market securities	$220,500,364	$220,500,364	$—	$—

7. Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock.  At June 30, 2014, there were 6,691,445 shares of common stock issued and outstanding, excluding 20,871,055 shares subject to possible redemption.

Preferred Stock — The authorized preferred stock of the Company includes up to 1,000,000 shares. At June 30, 2014, there were no shares of preferred stock issued and outstanding.

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

Results of Operations

For the period from October 24, 2013 (inception) through June 30, 2014 we had a net loss of $232,816.

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

Liquidity and Capital Resources

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the founder shares to our sponsor, Boulevard Acquisition Sponsor, LLC. We received proceeds of 221,500,000 from (i) the sale of the units in our initial public offering, after deducting offering expenses of approximately $750,000, underwriting commissions of $4,410,000 (excluding deferred underwriting commissions of up to $7,717,500), and (ii) the sale of the private placement warrants for a purchase price of $6,160,000 (including proceeds from the partial exercise by the underwriters of their over-allotment option). $220,500,000 is currently held in the trust account, $7,717,500 of which may be used to satisfy deferred underwriting commissions.

As of June 30, 2014, investment securities in our trust account consisted of $220,500,364 in shares in money market accounts invested in U.S. government Treasury securities.

As of June 30, 2014, we had a cash balance of $954,414, held outside of our trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business transaction and other general corporate uses.

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

Off-Balance Sheet Arrangements

As of June 30, 2014 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Investments Held in Trust Account

$220,500,000 from our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option) was placed into a trust account with Continental Stock Transfer & Trust Company serving as trustee. As of June 30, 2014, investment securities in our trust account consisted of $220,500,364 in shares in money market accounts invested in U.S. government treasury securities with a maturity of 180 days or less.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10 which eliminated the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. Upon adoption, entities will no longer present or disclose any information required by Topic 915.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on October 24, 2013 for the purpose of effecting a business combination. As of June 30, 2014, we were considered in the development stage and had not yet commenced any significant operations or generated any revenues. All activity through June 30, 2014 relates to our formation, our initial public offering, the identification and evaluation of prospective candidates for an initial business combination, and general corporate matters. The proceeds from our initial public offering, including proceeds from the exercise by the underwriters of their over-allotment option, were placed into a trust account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, out internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report filed on June 30, 2014 with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed on June 30, 2014 with the SEC, however, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

We received proceeds of $220,500,000 from our initial public offering (including proceeds from the partial exercise by the underwriters of their over-allotment option). Of those net proceeds, approximately $7.7 million is attributable to the deferred underwriters’ discount. Expenses paid related to the offering totaled approximately $5.0 million. The net proceeds from the initial public offering were deposited into a trust account and will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our franchise and income tax obligations, the proceeds from our initial public offering will not be released from the trust account until the earlier of (a) the completion of our business combination or (b) the redemption of our public shares if we are unable to complete our business combination within 21 months from February 19, 2014 (or 24 months, as applicable), subject to applicable law. The remaining net proceeds ($1 million) not held in the trust account and up to an additional $2 million, subject to the adjustment of interest earned on our trust account (net income and franchise taxes payable), became available to use to cover operating expenses. This limitation on our working capital will preclude us from declaring and paying dividends.

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

Date: August 14, 2014