Form 10-Q
period 2014-09-30
Boulevard Acquisition Corp.
filed 2014-11-13
CIK 1592016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares of common stock outstanding as of November 12, 2014 was 27,562,500.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

BOULEVARD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$914,173	$25,000
Prepaid expenses	113,391	—
Total current assets	1,027,564	25,000
Noncurrent assets:
Deferred offering costs	—	118,875
Investments held in Trust Account	220,500,569	—
Total assets	$221,528,133	$143,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to related party	$96,794	$118,875
Franchise tax payable	130,909	—
Accrued expenses	10,000	—
Total current liabilities	237,703	118,875
Other liabilities:
Deferred underwriting compensation	7,717,500	—
Total liabilities	7,955,203	118,875

Common stock subject to possible redemption 20,857,292 shares	208,572,920	—

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; 6,705,208 shares and 6,037,500 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively (which excludes 20,857,292 shares subject to possible redemption at September 30, 2014)	671	604
Additional paid-in capital	5,369,792	24,396
Accumulated deficit	(370,453)	—
Total stockholders’ equity, net	5,000,010	25,000
Total liabilities and stockholders’ equity	$221,528,133	$143,875

See accompanying notes to condensed interim financial statements.

BOULEVARD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Nine months ended September 30, 2014	Three months ended September 30, 2014

Revenue	$—	$—

Expenses:
General and administrative expenses	371,022	137,842

Loss from operations	(371,022)	(137,842)

Dividend income	569	205

Net loss attributable to common shares outstanding	$(370,453)	$(137,637)

Weighted average number of common shares outstanding, basic and diluted	6,595,000	6,669,000

Net loss per common share outstanding, basic and diluted	$(0.056)	$(0.021)

See accompanying notes to condensed interim financial statements.

BOULEVARD ACQUISITION CORP.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from October 24, 2013 (Inception) to September 30, 2014

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity

Sale of common stock to Sponsor on November 20, 2013 at approximately $.004 per share	6,037,500	$604	$24,396	$—	$25,000

Net income/(loss) attributable to common stockholders				—	—

Balances, at December 31, 2013 (audited)	6,037,500	604	24,396	—	25,000

Sale of 21,000,000 units on February 19, 2014	21,000,000	2,100	209,997,900		210,000,000

Sale of 5,950,000 warrants to Sponsor on February 19, 2014			5,950,000		5,950,000

Reclassification of shares subject to possible redemption, at redemption value, on February 19, 2014	(19,881,642)	(1,988)	(198,814,432)		(198,816,420)

Sale of 1,050,000 units on March 13, 2014, pursuant to the underwriters’ partial exercise of their over-allotment option	1,050,000	105	10,499,895		10,500,000

Sale of 210,000 warrants to Sponsor on March 13, 2014, pursuant to the underwriters’ partial exercise of their over-allotment option			210,000		210,000

Forfeiture of sponsor and independent directors shares on March 13, 2014, due to the underwriters’ partial exercise of their over-allotment option	(525,000)	(53)	53		—

Reclassification of shares subject to possible redemption, at redemption value, on March 13, 2014	(1,012,695)	(101)	(10,126,852)		(10,126,953)

Underwriters’ discount and offering expenses			(12,741,617)		(12,741,617)

Change in proceeds subject to possible redemption	37,045	4	370,449		370,453

Net income/(loss) attributable to common stockholders				(370,453)	(370,453)

Balances, at September 30, 2014 (unaudited)	6,705,208	$671	$5,369,792	$(370,453)	$5,000,010

See accompanying notes to condensed interim financial statements.

BOULEVARD ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

Nine months ended September 30, 2014

Cash flows from operating activities
Net loss	$(370,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in cash attributable to changes in assets and liabilities
Prepaid expense	(113,391)
Due to related party	96,794
Franchise tax payable	130,909
Accrued expenses	10,000

Net cash used in operating activities	(246,141)

Net cash used in investing activities
Cash and investments held in Trust Account	(220,500,569)

Cash flows from financing activities
Proceeds from issuance of common stock to initial stockholder	—
Payment of offering costs	(5,024,117)
Proceeds from the sale of warrants to Sponsor	6,160,000
Proceeds from Public Offering	210,000,000
Proceeds from the underwriter’s partial exercise of their over-allotment option	10,500,000

Net cash provided by financing activities	221,635,883

Net increase in cash	889,173

Cash, beginning of period	25,000

Cash, end of period	$914,173

Supplemental schedule of non-cash financing activities:
Deferred underwriting fees	$7,717,500

See accompanying notes to condensed interim financial statements.

BOULEVARD ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

1. Organization and Business Operations

Incorporation

Boulevard Acquisition Corp. (the “Company”) was incorporated in Delaware on October 24, 2013.

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

On February 19, 2014, the Company consummated the Public Offering and a simultaneous private placement of warrants (Note 4) generating aggregate gross proceeds of approximately $216 million.  On March 13, 2014, the underwriters for the Public Offering purchased additional units pursuant to the partial exercise of their over-allotment option and the Sponsor purchased additional private placement warrants generating aggregate additional gross proceeds of approximately $10.7 million. As of September 30, 2014, $220,500,000 is held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

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

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits emerging growth companies to delay complying with new or revised financial accounting standards that do not yet apply to private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act). The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for

BOULEVARD ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

1. Organization and Business Operations - (continued)

public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2014 and December 31, 2013 and the results of operations for the three and nine months ended September 30, 2014.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2013. The results of operations for the periods ended September 30, 2014 are not necessarily indicative of the results of operations to be expected for a full fiscal year.

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

BOULEVARD ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

2. Significant Accounting Policies - (continued)

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2014, the Company has a deferred tax asset of approximately $126,000 related to net loss carry forwards (which begin to expire in 2034) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Stock Dividends

On February 11, 2014 and February 12, 2014, in connection with the two increases in the size of the Public Offering, the Company effected stock dividends of approximately 0.167 shares and 0.2 shares, respectively, for each outstanding share of common stock, resulting in the Company’s initial stockholders holding an aggregate of

BOULEVARD ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

2. Significant Accounting Policies - (continued)

6,037,500 shares of the Company’s common stock. All transactions and disclosures in the financial statements, related to the Company’s common stock, have been adjusted to reflect the effect of the stock dividends.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10 which eliminated the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company early adopted the new standard beginning July 1, 2014.

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

BOULEVARD ACQUISITION CORP.
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

BOULEVARD ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

BOULEVARD ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

4. Related Party Transactions (continued)

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

Administrative Services Agreement

Commencing on February 13, 2014, the date the Company’s securities were initially listed for trading on the NASDAQ Capital Market, the Company has agreed to pay $10,000 per month to Avenue Capital Management II, L.P, an affiliate of the Sponsor, for office space, utilities, secretarial support and administrative services. Upon consummation of the Company’s Initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2014, the Company recognized $30,000 and $75,714 of expense pursuant to the administrative services agreement. At September 30, 2014, the $75,714 is included in due to related party on the accompanying condensed balance sheet.

Due to Related Party

At December 31, 2013, due to related party represents amounts payable to an affiliate for certain offering expenses paid on behalf of the Company. At September 30, 2014, due to related party represents amounts payable pursuant to the administrative services agreement and amounts payable to an affiliate for certain expenses paid on behalf of the Company.

5. Investments Held in Trust Account

Upon the closing of the Public Offering, the simultaneous private placement of the Sponsor warrants and the underwriters’ partial exercise of their over-allotment option, a total of $220,500,000 was placed in the Trust Account. As of September 30, 2014, investment securities in the Company’s Trust Account consisted of $220,500,569 in shares in money market accounts invested in United States Treasury securities with a maturity of 180 days or less.

BOULEVARD ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2014 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset, and includes situations where there is little, if any, market activity for the asset:

		Quoted	Significant	Significant
		Prices in	Other	Other
	September 30, 2014	Active Markets	Observable Inputs	Unobservable Inputs
Description	(unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
United States Treasury Securities	$220,500,569	$220,500,569	$—	$—

7. Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock.  At September 30, 2014, there were 27,562,500 shares of common stock outstanding, including 20,857,292 shares subject to possible redemption.

Preferred Stock — The authorized preferred stock of the Company includes up to 1,000,000 shares. At September 30, 2014, there were no shares of preferred stock issued and outstanding.

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

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our business combination. We consummated our initial public offering on February 19, 2014. We are currently in the process of evaluating and identifying targets for a business combination. We intend to use cash from the proceeds of our initial public offering (including proceeds from the partial exercise by the underwriters of their over-allotment option), the sale of private placement warrants to Boulevard Acquisition Sponsor, LLC, our sponsor, capital stock, and our debt or a combination of our cash, stock and debt to fund a business combination.  We are evaluating acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. From time to time, we may enter into non-binding letters of intent, but we are currently not subject to any definitive agreement with respect to any business combination. However, we cannot assure you that we will identify any suitable target candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all.

Results of Operations

For the period from October 24, 2013 (inception) through September 30, 2014 we had a net loss of $370,453.

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

Liquidity and Capital Resources

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the founder shares to our sponsor and amounts held outside of our trust account. We received proceeds of 221,500,000 from (i) the sale of the units in our initial public offering, after deducting offering expenses of approximately $750,000, underwriting commissions of $4,410,000 (excluding deferred underwriting commissions of up to $7,717,500), and (ii) the sale of the private placement warrants for a purchase price of $6,160,000 (including proceeds from the partial exercise by the underwriters of their over-allotment option). $220,500,000 of such proceeds is currently held in the trust account, $7,717,500 of which may be used to satisfy deferred underwriting commissions.

As of September 30, 2014, investment securities in our trust account consisted of $220,500,569 in shares in money market accounts invested in U.S. government Treasury securities.

As of September 30, 2014, we had a cash balance of $914,173, held outside of our trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business transaction and other general corporate uses.

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

Off-Balance Sheet Arrangements

As of September 30, 2014 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Investments Held in Trust Account

$220,500,000 from our initial public offering (including proceeds from the partial exercise by the underwriters of their over-allotment option) was placed into a trust account with Continental Stock Transfer & Trust Company serving as trustee. As of September 30, 2014, investment securities in our trust account consisted of $220,500,569 in shares in money market accounts invested in U.S. government treasury securities with a maturity of 180 days or less.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10 which eliminated the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. Upon adoption, entities will no longer present or disclose any information required by Topic 915. We early adopted the new standard beginning July 1, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on October 24, 2013 for the purpose of effecting a business combination. As of September 30, 2014, we had not yet commenced any significant operations or generated any revenues. All activity through September 30, 2014 relates to our formation, our initial public offering, the identification and evaluation of prospective candidates for an initial business combination, and general corporate matters. The proceeds from our initial public offering and the sale of private placement warrants, including proceeds from the partial exercise by the underwriters of their over-allotment option, were placed into a trust account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. In each such transaction, such entity represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions.

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

Date: November 13, 2014