Form 10-K
period 2014-12-31
Boulevard Acquisition Corp.
filed 2015-02-27
CIK 1592016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2014

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

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☒ Yes ☐ No

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on February 26, 2015, as reported on the NASDAQ Capital Market was approximately $266,805,000.

In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of common stock of the registrant have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of February 26, 2015 was 27,562,500.

Documents Incorporated by Reference:  None

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

All of our officers and certain of our directors are affiliated with Avenue. Avenue is an established global alternative investment firm founded in 1995. Avenue’s primary focus is investing in credit and other special situation investments in the United States, Europe and Asia. Avenue had approximately 205 employees worldwide as of December 31, 2014. Avenue maintains an institutional infrastructure with teams in accounting, operations, legal, business development, risk management, compliance and information technology. Avenue had approximately $13.3 billion in assets under management as of December 31, 2014. We do not intend to specifically focus on business combinations with companies in which Avenue or Avenue’s affiliates hold interests, although we may acquire a company in which Avenue owns a debt position.

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

We will seek to capitalize on the over 20 years of private equity investing experience and contacts of our President, Chief Executive Officer, Secretary and director, Stephen S. Trevor. Our other executive officers do not have similar acquisition experience as Mr. Trevor and we are therefore dependent on Mr. Trevor and the prior experience of Mr. Trevor to select a target company. Although Mr. Trevor has led more than 30 acquisition, merger and divestiture transactions in a variety of industries during the course of his career, our management team has no prior experience identifying potential target businesses in transactions with other blank check companies.

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

Mr. Trevor has a long relationship with certain members of our board of directors. The Chairman of our board of directors is Marc Lasry, the chairman, chief executive officer and co-founder of Avenue. Distressed investing has been the focus of his professional career for over 30 years. Prior to founding Avenue in 1995, Mr. Lasry co-founded Amroc Investments, LLC, or Amroc, and prior to that, managed capital for Amroc Investments, L.P., a distressed debt investment firm organized in association with the Robert M. Bass Group and a predecessor to Amroc. Prior to that, Mr. Lasry served as Co-Director of the Bankruptcy and Corporate Reorganization Department at Cowen & Company and as Director of the Private Debt Department at Smith Vasiliou Management. Mr. Lasry has served and will continue to serve on the board of advisors/directors of both for-profit and not-for-profit public and private companies that are not affiliated with us or Avenue.

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

Marc Lasry has served as our chairman of the board of directors since February 2014. Mr. Lasry is the chairman, chief executive officer and co-founder of Avenue. Distressed investing has been the focus of his professional career for over 30 years. Prior to founding Avenue, Mr. Lasry co-founded Amroc Investments, LLC, or Amroc, and prior to that, managed capital for Amroc Investments, L.P., a distressed debt investment firm organized in association with the Robert M. Bass Group and a predecessor to Amroc. Prior to that, Mr. Lasry served as Co-Director of the Bankruptcy and Corporate Reorganization Department at Cowen & Company and as Director of the Private Debt Department at Smith Vasiliou Management. Mr. Lasry clerked for the Honorable Edward Ryan, former Chief Bankruptcy Judge of the Southern District of New York. Throughout his career, Mr. Lasry has served on the board of advisors/directors or as a member of both for-profit and not- for-profit public and private companies not affiliated with Avenue, including the Mount Sinai School of Medicine, 92nd Street Y, the Council on Foreign Relations, the Clinton Global Initiative and the Global Endowment Management. Mr. Lasry holds a Bachelor of Arts degree in History from Clark University and a Juris Doctor from New York Law School.

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

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources as a result of our management’s experience, execution history and ability to deploy capital. These sources include, but are not limited to, investment bankers, private investment funds and other members of our network of business relationships. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Form 10-K and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is), except that we have agreed to pay Avenue Capital Management II, L.P., an affiliate of our sponsor, a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Other than pursuant to this agreement, none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated acquisition of such target by us. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

Our units, shares of common stock and warrants are listed on the NASDAQ Capital Market, or NASDAQ, under the symbols “BLVDU,” “BLVD” and “BLVDW,” respectively. Each unit consists of one share of common stock, $0.0001 par value, and one warrant. Under NASDAQ listing rules, stockholder approval would be required for our initial business combination if, for example:

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

Permitted Purchases of our Securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2014 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We are a recently formed development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

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

Our units, shares of common stock and warrants are currently listed on NASDAQ. We cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

In the aggregate, we issued warrants to purchase 11,025,000 shares of our common stock as part of the units offered by our registration statement and the underwriters’ partial exercise of their over-allotment option. We also issued an aggregate of 6,160,000 private placement warrants to our sponsor in a private placement, each exercisable to purchase one share of common stock at $11.50 per share. Therefore, we issued an aggregate of 17,185,000 warrants in connection with our initial public offering, including the exercise of the over-allotment option, and the private placement of the private placement warrants.  In addition, if our sponsor makes any working capital loans, it may convert those loans into up to an additional 1,000,000 private placement warrants, at the price of $1.00 per warrant. To the extent we issue shares of common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2014. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Not applicable.

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

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our equity securities trade on NASDAQ.  Each of our units consists of one share of common stock and one-half of one warrant and trades on NASDAQ under the symbol “BLVDU”.  The warrants and common stock underlying our units began trading separately on NASDAQ under the symbols “BLVDW” and “BLVD”, respectively, on April 7, 2014.  Each warrant entitles the holder to purchase one share of our common stock at a price of $11.50 per share, subject to adjustment as described in our registration statement, and only whole warrants are exercisable.  The warrants will expire five years after the completion of our initial business combination unless redeemed earlier.

The following table shows, for the periods indicated, the high and low trade prices per share of our units, common stock and warrants as reported by NASDAQ. Prior to February 13, 2014, there was no established public trading market for our securities.

Quarter Ended	Units		Common Stock				Warrants
2014	High	Low	High		Low		High		Low

First Quarter (from February 13, 2014)	$10.18	$10.00		(*)		(*)		(*)		(*)

Second Quarter(1)	$10.40	$10.02	$12.45		$9.42		$2.80		$0.50

Third Quarter	$10.38	$10.00	$9.95		$9.40		$0.96		$0.51

Fourth Quarter	$10.25	$9.85	$9.78		$9.55		$0.85		$0.53

(*) The high and low trade prices per share of our common stock and warrants are not reflected for the First Quarter 2014 because the common stock and warrants underlying our units did not begin trading separately until April 7, 2014.

(1) The Second Quarter reflects the high-low trade prices beginning as of April 24, 2014, the first day that holders of our units elected to separate their units into shares of common stock and warrants.

Holders of Record

On February 26, 2015, there were approximately 1 holder of record of our units, 2 holders of record of our warrants and 5 holders of record of our common stock. Such numbers do not include beneficial owners holding units through nominee names.

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

ITEM 6.  Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Form 10-K as of December 31, 2014 and 2013. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this Form 10-K.

		For the period
		from October 24,
	For the year ended	2013 (Inception) to
	December 31,	December 31,
	2014	2013
Statement of Operation Data:
Revenue	$—	$—
General and administrative expenses	496,916	—
State franchise taxes	180,000	—
Loss from operations	(676,916)	—
Dividend income	2,961	—
Net loss attributable to common shares outstanding	(673,955)	—
Net loss per common share outstanding
basic and diluted	(0.102)	—
Weighted average number of common shares outstanding
basic and diluted	6,613,000	6,037,500

Balance Sheet Data:
Cash	$733,386	$25,000
Investments held in Trust Account	220,502,961	—
Total Assets	221,317,716	143,875
Total liabilities	8,048,288	118,875
Common stock subject to possible redemption	208,269,418	—
Total stockholders’ equity, net	5,000,010	25,000

Cash Flow Data:
Net cash used in operating activities	$(424,536)	$—
Net cash used in investing activities	(220,502,961)	—
Net cash provided by financing activities	221,635,883	25,000

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

Results of Operations and Known Trends or Future Events

Our net loss for the twelve months ended December 31, 2014 was $673,955. For the period from October 24, 2013 (inception) through December 31, 2014 we had a net loss of $673,955. The trustee of the trust account will pay any taxes resulting from interest accrued on the funds held in the trust account out of the funds held in the trust account.

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

Off-Balance Sheet Arrangements

As of December 31, 2014 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations or purchase obligations.

Critical Accounting Policies

The preparation of interim financial statements and related disclosures in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Investments Held in Trust Account

$220,500,000 from our initial public offering (including proceeds from the partial exercise by the underwriters of their over-allotment option) was placed into a trust account with Continental Stock Transfer & Trust Company serving as trustee. As of December 31, 2014, investment securities in our trust account consisted of $220,502,961 in shares in money market accounts invested in U.S. government treasury securities with a maturity of 180 days or less.

Net Income/(Loss) Per Common Share

Net income/(loss) per common share is computed by dividing net income/(loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. Since we are reflecting a loss for all periods presented, the effect of dilutive securities would be anti-dilutive; hence, diluted income/(loss) per common share is the same as basic income/(loss) per common share for the periods.

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

As of December 31, 2014, investment securities in our trust account consisted of $220,502,961 in shares in money market accounts invested in U.S. government Treasury securities.

As of December 31, 2014, we had a cash balance of $733,386, held outside of our trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business transaction and other general corporate uses.

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

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

We were incorporated in Delaware on October 24, 2013 for the purpose of effecting a business combination. As of December 31, 2014, we had not yet commenced any significant operations or generated any revenues. All activity through December 31, 2014 relates to our formation, our initial public offering, the identification and evaluation of prospective candidates for an initial business combination, and general corporate matters. The proceeds from our initial public offering and the sale of private placement warrants, including proceeds from the partial exercise by the underwriters of their over-allotment option, were placed into a trust account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

ITEM 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Boulevard Acquisition Corp.

We have audited the accompanying balance sheet of Boulevard Acquisition Corp (the “Company”) as of December 31, 2014, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boulevard Acquisition Corp as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company has 21 months (or 24 months under certain circumstances) from the closing of its public offering, which took place on February 19, 2014, to complete a business combination. If the Company does not complete a business combination, it shall cease all operations and redeem the shares of common stock issued during the public offering.

/s/ EisnerAmper LLP

New York, New York
February 26, 2015

BOULEVARD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

/s/ Rothstein Kass

New York, New York
March 31, 2014

BOULEVARD ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$733,386	$25,000
Prepaid expenses	81,369	—
Total current assets	814,755	25,000
Noncurrent assets:
Deferred offering costs	—	118,875
Investments held in Trust Account	220,502,961	—
Total assets	$221,317,716	$143,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to related party	$69,966	$118,875
Franchise tax payable	180,000	—
Accrued expenses	80,822	—
Total current liabilities	330,788	118,875
Other liabilities:
Deferred underwriting compensation	7,717,500	—
Total liabilities	8,048,288	118,875

Common stock subject to possible redemption 20,826,942 shares	208,269,418	—

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; 6,735,558 shares and 6,037,500 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively (which excludes 20,826,942 shares subject to possible redemption at December 31, 2014)	674	604
Additional paid-in capital	5,673,291	24,396
Accumulated deficit	(673,955)	—
Total stockholders’ equity	5,000,010	25,000
Total liabilities and stockholders’ equity	$221,317,716	$143,875

See accompanying notes to financial statements.

BOULEVARD ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2014	For the period from October 24, 2013 (Inception) to December 31, 2013

Revenue	$—	$—

Expenses:
General and administrative expenses	496,916	—
State franchise taxes	180,000	—

Loss from operations	(676,916)	—

Dividend income	2,961	—

Net loss attributable to common shares outstanding	$(673,955)	$—

Weighted average number of common shares outstanding, basic and diluted	6,613,000	6,037,500

Net loss per common share outstanding, basic and diluted	$(0.102)	$—

See accompanying notes to financial statements.

BOULEVARD ACQUISITION CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from October 24, 2013 (Inception) to December 31, 2014

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity

Sale of common stock to Sponsor on November 20, 2013 at approximately $.004 per share	6,037,500	$604	$24,396	$—	$25,000

Net income/(loss) attributable to common stockholders				—	—

Balances, at December 31, 2013	6,037,500	604	24,396	—	25,000

Sale of 21,000,000 units on February 19, 2014	21,000,000	2,100	209,997,900		210,000,000

Sale of 5,950,000 warrants to Sponsor on February 19, 2014			5,950,000		5,950,000

Reclassification of shares subject to possible redemption, at redemption value, on February 19, 2014	(19,881,642)	(1,988)	(198,814,432)		(198,816,420)

Sale of 1,050,000 units on March 13, 2014, pursuant to the underwriters’ partial exercise of their over-allotment option	1,050,000	105	10,499,895		10,500,000

Sale of 210,000 warrants to Sponsor on March 13, 2014, pursuant to the underwriters’ partial exercise of their over-allotment option			210,000		210,000

Forfeiture of Sponsor and independent directors shares on March 13, 2014, due to the underwriters’ partial exercise of their over-allotment option	(525,000)	(53)	53		—

Reclassification of shares subject to possible redemption, at redemption value, on March 13, 2014	(1,012,695)	(101)	(10,126,852)		(10,126,953)

Underwriters’ discount and offering expenses			(12,741,617)		(12,741,617)

Change in proceeds subject to possible redemption	67,395	7	673,948		673,955

Net income/(loss) attributable to common stockholders				(673,955)	(673,955)

Balances, at December 31, 2014	6,735,558	$674	$5,673,291	$(673,955)	$5,000,010

See accompanying notes to financial statements.

BOULEVARD ACQUISITION CORP.

STATEMENT OF CASH FLOWS

	For the year ended December 31, 2014	For the period from October 24, 2013 (Inception) to December 31, 2013

Cash flows from operating activities
Net loss	$(673,955)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in cash attributable to changes in assets and liabilities
Prepaid expense	(81,369)	—
Due to related party	69,966	—
Franchise tax payable	180,000	—
Accrued expenses	80,822	—

Net cash used in operating activities	(424,536)	—

Net cash used in investing activities
Cash and investments held in Trust Account	(220,502,961)	—

Cash flows from financing activities
Proceeds from issuance of common stock to initial stockholder	—	25,000
Payment of offering costs	(5,024,117)	—
Proceeds from the sale of warrants to Sponsor	6,160,000	—
Proceeds from Public Offering	210,000,000	—
Proceeds from the underwriter’s partial exercise of their over-allotment option	10,500,000	—

Net cash provided by financing activities	221,635,883	25,000

Net increase in cash	708,386	25,000

Cash, beginning of period	25,000	—

Cash, end of period	$733,386	$25,000

Supplemental schedule of non-cash financing activities
Deferred offering costs included in due to related party	$—	$118,875
Deferred underwriting fees	$7,717,500	$—

See accompanying notes to financial statements.

BOULEVARD ACQUISITION CORP.
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

On February 19, 2014, the Company consummated the Public Offering and a simultaneous private placement of warrants (Note 4) generating aggregate gross proceeds of approximately $216 million.  On March 13, 2014, the underwriters for the Public Offering purchased additional units pursuant to the partial exercise of their over-allotment option and the Sponsor purchased additional private placement warrants generating aggregate additional gross proceeds of approximately $10.7 million. As of December 31, 2014, approximately $220.5 million is held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

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
NOTES TO FINANCIAL STATEMENTS

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
NOTES TO FINANCIAL STATEMENTS

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the SEC.

Net Income/(Loss) Per Common Share

Net income/(loss) per common share is computed by dividing net income/(loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method.  Since the Company is reflecting a loss for the year ended December 31, 2014, the effect of dilutive securities, which consists of 17,185,000 warrants at December 31, 2014,  would be anti-dilutive; hence, diluted income/(loss) per common share is the same as basic income/(loss) per common share for the year ended December 31, 2014.

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

BOULEVARD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

2. Significant Accounting Policies - (continued)

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2014, the Company had approximately $230,000 deferred tax assets, of which $61,000 is related to net loss carry forwards, which expires on 2034, and $169,000 related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

The Company files income tax returns in the U.S. Federal jurisdiction. As a result of the Company’s net operating loss carry forwards, all years are subject to adjustment by taxing authorities.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

BOULEVARD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

2. Significant Accounting Policies - (continued)

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
NOTES TO FINANCIAL STATEMENTS

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
NOTES TO FINANCIAL STATEMENTS

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
NOTES TO FINANCIAL STATEMENTS

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

Administrative Services Agreement

Commencing on February 13, 2014, the date the Company’s securities were initially listed for trading on the NASDAQ Capital Market, the Company has agreed to pay $10,000 per month to Avenue Capital Management II, L.P, an affiliate of the Sponsor, for office space, utilities, secretarial support and administrative services. Upon consummation of the Company’s Initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2014, the Company recognized $105,714 of expense pursuant to the administrative services agreement.

Due to Related Party

At December 31, 2013, due to related party represents amounts payable to an affiliate for certain offering expenses paid on behalf of the Company. At December 31, 2014, due to related party represents amounts payable to an affiliate for certain expenses paid on behalf of the Company.

5. Investments Held in Trust Account

Upon the closing of the Public Offering, the simultaneous private placement of the Sponsor warrants and the underwriters’ partial exercise of their over-allotment option, a total of $220,500,000 was placed in the Trust Account. As of December 31, 2014, investment securities in the Company’s Trust Account consisted of $220,502,961 in shares in money market accounts invested in United States Treasury securities with a maturity of 180 days or less.

BOULEVARD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2014 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset, and includes situations where there is little, if any, market activity for the asset:

		Quoted	Significant	Significant
		Prices in	Other	Other
		Active Markets	Observable Inputs	Unobservable Inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
United States Treasury Securities	$220,502,961	$220,502,961	$—	$—

7. Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock.  At December 31, 2014, there were 27,562,500 shares of common stock outstanding, including 20,826,942 shares subject to possible redemption.

Preferred Stock — The authorized preferred stock of the Company includes up to 1,000,000 shares. At December 31, 2014, there were no shares of preferred stock issued and outstanding.

8. Quarterly Financial Results (unaudited)

The following table sets forth certain unaudited quarterly results of operations of the Company for the year ended December 31, 2014. In the opinion of management, this information has been prepared on the same basis as the audited financial statements and all necessary adjustments, consisting only of normally recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited financial statements and related notes. The quarterly operating results are not necessarily indicative of future results of operations.

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$—	$—	$—	$—
Gross profit	—	—	—	—
Net loss attributable to common shares outstanding	(38,980)	(193,836)	(137,637)	(303,502)
Net loss per common share outstanding, basic and diluted	$(0.006)	$(0.029)	$(0.021)	$(0.045)

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design safeguards into the process to reduce, though not fully eliminate, risk.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Controls—Integrated Framework. Based on our management’s assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2014.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

As a result of the evaluation completed by our Chief Executive Officer and Chief Financial Officer, we have concluded that there were no changes during the fiscal quarter ended December 31, 2014 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  Other Information

Not applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officer

Our directors, executive officers and director and executive officer nominees are as follows:

Name	Age	Position
Marc Lasry	55	Chairman of the Board
Stephen S. Trevor	51	President, Chief Executive Officer, Secretary and Director
Thomas Larkin	51	Chief Financial Officer
Robert J. Campbell	66	Independent Director
Joel Citron	52	Independent Director
Darren Thompson	51	Independent Director

Marc Lasry has served as our Chairman of the board of directors since February 2014. Mr. Lasry is the chairman, chief executive officer and co-founder of Avenue. Distressed investing has been the focus of his professional career for over 30 years. Prior to founding Avenue, Mr. Lasry co-founded Amroc Investments, LLC, or Amroc, and prior to that, managed capital for Amroc Investments, L.P., a distressed debt investment firm organized in association with the Robert M. Bass Group and a predecessor to Amroc. Prior to that, Mr. Lasry served as Co-Director of the Bankruptcy and Corporate Reorganization Department at Cowen & Company and as Director of the Private Debt Department at Smith Vasiliou Management. Mr. Lasry clerked for the Honorable Edward Ryan, former Chief Bankruptcy Judge of the Southern District of New York. Throughout his career, Mr. Lasry has served on the board of advisors/directors or as a member of both for-profit and not- for-profit public and private companies not affiliated with Avenue, including the Mount Sinai School of Medicine, 92nd Street Y, the Council on Foreign Relations, the Clinton Global Initiative and the Global Endowment Management. Mr. Lasry holds a Bachelor of Arts degree in History from Clark University and a Juris Doctor from New York Law School.

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

Joel Citron has served on our board of directors as an independent director since February 2014. Since June 2009, Mr. Citron has served as the chief investment officer and managing member of TAH Management, a private investment management firm, and since October 2008, as the chief executive officer of Tenth Avenue Holdings, a related holding company. From January 2006 through December 2008, Mr. Citron served as managing partner of Jove Partners, a hedge fund and private equity firm, and from January 2002 through September 2008, as the chief executive officer of Jovian Holdings, a privately held investment and operating company. Mr. Citron has served as chairman of the board of Evolution Gaming Group AB since January 2015 and director of Happy Products LLC since March 2013. Mr. Citron also serves as the chairman of the board of trustees of Avenue Income Credit Strategies Fund, or ACP, a non-diversified, closed-end management investment company registered under the Investment Company Act with publicly traded shares, and Avenue Mutual Funds Trust, or AMFT, a non-diversified, open-end management investment company registered under the Investment Company Act, since December 2010 and May 2012, respectively. Since September 2011, Mr. Citron has served as the chairman of Oasmia, AB, a Swedish publicly traded biotechnology company, and since June 2010, as chairman of Tenth Avenue Commerce, a privately held e-commerce company. Mr. Citron has served as a director of Attivio, Inc., a privately held software company, since December 2009, and Symbius Medical LLC, a privately held medical service provider, since September 2007. Mr. Citron’s community involvement includes serving as the president of the board of The Heschel School in New York, NY, a member of the board of counselors, and a member of Shoah foundation at the University of Southern California. Mr. Citron holds a Bachelor of Science in Business Administration and a Master of Arts in Economics from the University of Southern California.

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

Executive Officer and Director Compensation

None of our executive officers or directors has received any cash (or non- cash) compensation for services rendered to us. Pursuant to an administrative services agreement, dated February 12, 2014, we have agreed to pay Avenue Capital Management II, L.P., an affiliate of our sponsor, a total of $10,000 per month for office space, utilities, secretarial support and general and administrative services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Other than the described fee, no compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

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

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. On November 25, 2014, our board of directors approved the formation of our compensation committee and appointed Messrs. Campbell, Citron and Thompson to serve as the members of our compensation committee. Our board of directors appointed Mr. Campbell to serve as the chairman of the our compensation committee. Our board of directors also approved the adoption of a compensation committee charter. There will be no salary, fees, or other compensation being paid to our officers or directors prior to our initial business combination other than as disclosed in this Form 10-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officer, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on copies of such forms received, we believe that, during the year ended December 31, 2014, all filing requirements applicable to our officer, directors and greater than ten percent beneficial owners were complied with.

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

Compensation Committee Interlocks and Insider Participation

None.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of February 13, 2015, by:

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

We have based our calculation of the percentage of beneficial ownership on 27,562,500 shares of common stock outstanding on February 26, 2015.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned	Approximate Percentage of Outstanding Common Stock Beneficially Owned
Boulevard Acquisition Sponsor, LLC (1) 399 Park Avenue, 6th Floor New York, NY 10022	5,457,375	19.8%
Sonia E. Gardner (1) 399 Park Avenue, 6th Floor New York, NY 10022	5,457,375	19.8%
Marc Lasry(1) 399 Park Avenue, 6th Floor New York, NY 10022	5,457,375	19.8%
Fir Tree Inc. (2) 505 Fifth Avenue, 23rd Floor New York, NY 10017	2,727,750	9.9%
Pentwater Capital Management LP (3) 614 Davis Street Evanston, IL 60201	2,662,500	9.36%
All directors and executive officer as a group (6 individuals)(1)	5,512,500	20.0%

(1)                                 Marc Lasry and Sonia E. Gardner are the sole managing members and are the sole voting members of Boulevard Acquisition Sponsor, LLC.

(2)                                 This information is based solely on a Schedule 13G filed on February 17, 2015 with the SEC by Fir Tree Inc.

(3)                                 This information is based solely on a Schedule 13G filed on February 10, 2015 with the SEC by Pentwater Capital Management LP.

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

Because our initial stockholders beneficially own 20% of our issued and outstanding shares of our common stock as of February 13, 2015, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

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

As of February 12, 2014, we have agreed to pay Avenue Capital Management II, L.P., an affiliate of our sponsor, a total of $10,000 per month for office space, utilities, secretarial support and general and administrative services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

We have entered into a registration rights agreement on February 12, 2014 with our initial stockholders with respect to the founder shares and private placement warrants, which is described above under Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Registration Rights.”

Our policies and procedures for the review, approval or ratification of certain related party transactions are described above under Item 1— “Business — Conflicts of Interest.”

ITEM 14.  Principal Accounting Fees and Services

On July 7, 2014, the Company filed a Current Report on Form 8-K announcing the resignation of Rothstein Kass, P.A. (d/b/a Rothstein Kass & Company, P.C.), or Rothstein Kass, as the independent registered public accounting firm for the Company following the acquisition of certain assets of Rothstein Kass and certain of its affiliates by KPMG LLP. On August 11, 2014, our audit committee approved the engagement of EisnerAmper LLP, or EisnerAmper, as our independent registered public accounting firm.

For the fiscal year ended December 31, 2014, EisnerAmper manages and supervises the audit, and is exclusively responsible for the opinion rendered in connection with its examination.  The following is a summary of fees paid for services rendered:

Audit Fees

During the fiscal year ended December 31, 2014, we were billed an aggregate of $65,000 for professional services rendered by Rothstein Kass for the audit of our financial statements dated November 20, 2013, and filed with our registration statement on Form S-1, 2013 audit and 2014 interim filing for the quarterly period ended March 31, 2014.

During the fiscal year ended December 31, 2014, we were billed an aggregate of $20,000 for professional services rendered by EisnerAmper for the 2014 interim filings. We expect to be billed $20,000 for services rendered in connection with the 2014 audit.

Audit-Related Fees

We did not receive audit-related services that are not reported as Audit Fees for the fiscal year ended December 31, 2014.

Tax Fees

We expect to be billed $1,000 for services rendered in connection with the preparation of the 2014 income tax return.

All Other Fees

We did not receive products and services provided by Rothstein Kass and EisnerAmper, other than those discussed above, for the fiscal year ended December 31, 2014

Pre-Approval Policy

Our audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by EisnerAmper, including the fees and terms thereof (subject to the de minimus exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).  The audit committee may form and delegate authority to one or more of its members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such members to grant pre-approvals shall be presented to the audit committee at its next scheduled meeting.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Report:

1.     Financial Statements:

Reports of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

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

Exhibit Number	Description
1.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333.193320), filed on February 12, 2014)
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36316), filed on February 19, 2014)
3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 (File No. 333-193320), filed on January 13, 2014)

Exhibit Number	Description
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-193320), filed on January 13, 2014)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-193320), filed on January 13, 2014)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-193320), filed on January 13, 2014)
4.4

Registration Rights Agreement, dated February 12, 2014, among Boulevard Acquisition Corp. , Boulevard Acquisition Sponsor, LLC, and the other parties thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-36316), filed on February 19, 2014)

4.5

Warrant Agreement, dated as of February 12, 2014, by and between Boulevard Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-36316), filed on February 19, 2014)

10.1(a)

Letter Agreement, dated February 12, 2014, among Boulevard Acquisition Corp. , Boulevard Acquisition Sponsor, LLC and Avenue Capital Management II, L.P. (incorporated by reference to Exhibit 10.1(A) to the Current Report on Form 8-K (File No. 001-36316), filed on February 19, 2014)

10.1(b)

Letter Agreement, dated February 12, 2014, among Boulevard Acquisition Corp. , Boulevard Acquisition Sponsor, LLC and Robert J. Campbell. (incorporated by reference to Exhibit 10.1(B), 10.1(C) and 10.1(D) to the Current Report on Form 8-K (File No. 001-36316), filed on February 19, 2014)

10.1(c)

Letter Agreement, dated February 12, 2014, among Boulevard Acquisition Corp. , Boulevard Acquisition Sponsor, LLC and Joel Citron (incorporated by reference to Exhibit 10.1(C) to the Current Report on Form 8-K (File No. 001-36316), filed on February 19, 2014)

10.1(d)

Letter Agreement, dated February 12, 2014, among Boulevard Acquisition Corp. , Boulevard Acquisition Sponsor, LLC and Joel Citron (incorporated by reference to Exhibit 10.1(D) to the Current Report on Form 8-K (File No. 001-36316), filed on February 19, 2014)

10.2

Investment Management Trust Agreement, dated February 12, 2014, between Continental Stock Transfer & Trust Company and Boulevard Acquisition Corp. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36316), filed on February 19, 2014)

10.3

Securities Purchase Agreement, dated November 19, 2013, between Boulevard Acquisition Corp. and Boulevard Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-193320), filed on January 13, 2014)

10.4

Second Amended and Restated Private Placement Warrants Purchase Agreement, dated February 12, 2014, between Boulevard Acquisition Corp. and Boulevard Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36316), filed on February 19, 2014)

10.5

Form of Indemnification Agreement between Boulevard Acquisition Corp. and Indemnitee (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-193320), filed on February 11, 2014)

10.6

Securities Escrow Agreement, dated February 12, 2014, among Boulevard Acquisition Corp. , Boulevard Acquisition Sponsor, LLC, the Initial Holders party thereto and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36316), filed on February 19, 2014)

10.7

Administrative Services Agreement, dated February 12, 2014 between Boulevard Acquisition Corp. and Avenue Capital Management II, L.P (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-36316), filed on February 19, 2014)

10.8

Securities Assignment Agreement, dated January 31, 2014, among Boulevard Acquisition Sponsor, LLC, Joel Citron, Darren Thompson and Robert J. Campbell (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-193320), filed on February 3, 2014)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-193320) filed on February 3, 2014)
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.5 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-193320), filed on February 3, 2014)
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-36316), filed on December 8, 2014)
24*	Power of Attorney (included in the signature page to this report)
31.1**	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.1**	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

*	Filed Herewith
**	Furnished Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2015	BOULEVARD ACQUISITION CORP.

/s/ Stephen s. Trevor
	By:	Stephen S. Trevor
	Title:	Chief Executive Officer, President and Secretary

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

Signature	Title	Date

/s/ Marc Lasry	Chairman of the Board	February 27, 2015
Marc Lasry

/s/ Stephen S. Trevor	Chief Executive Officer,	February 27, 2015
Stephen S. Trevor	President, Secretary and Director (Principal executive officer)

/s/ Thomas Larkin	Chief Financial Officer	February 27, 2015
Thomas Larkin	(Principal financial and accounting officer)

/s/ Robert J. Campbell	Director	February 27, 2015
Robert J. Campbell

/s/ Joel Citron	Director	February 27, 2015
Joel Citron

/s/ Darren Thompson	Director	February 27, 2015
Darren Thompson