Form 10-Q
period 2015-03-31
Boulevard Acquisition Corp.
filed 2015-05-15
CIK 1592016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares of common stock outstanding as of May 14, 2015 was 27,562,500.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

BOULEVARD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$526,986	$733,386
Prepaid expenses	63,464	81,369
Total current assets	590,450	814,755
Noncurrent assets:
Investments held in Trust Account	220,504,066	220,502,961
Total assets	$221,094,516	$221,317,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to related party	$141,299	$69,966
Franchise tax payable	45,000	180,000
Accrued expenses	226,575	80,822
Total current liabilities	412,874	330,788
Other liabilities:
Deferred underwriting compensation	7,717,500	7,717,500
Total liabilities	8,130,374	8,048,288

Common stock subject to possible redemption 20,796,413 shares and 20,826,942 shares at March 31, 2015 and December 31, 2014, respectively	207,964,132	208,269,418

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; 6,766,087 shares and 6,735,558 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively (which excludes 20,796,413 shares and 20,826,942 shares subject to possible redemption at March 31, 2015 and December 31, 2014, respectively)	677	674
Additional paid-in capital	5,978,574	5,673,291
Accumulated deficit	(979,241)	(673,955)
Total stockholders’ equity, net	5,000,010	5,000,010
Total liabilities and stockholders’ equity	$221,094,516	$221,317,716

See accompanying notes to condensed interim financial statements.

BOULEVARD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014

Revenue	$—	$—

Expenses:
General and administrative expenses	306,391	39,043

Loss from operations	(306,391)	(39,043)

Dividend income	1,105	63

Net loss attributable to common shares outstanding	$(305,286)	$(38,980)

Weighted average number of common shares outstanding, basic and diluted	6,736,000	6,444,000

Net loss per common share outstanding, basic and diluted	$(0.045)	$(0.006)

See accompanying notes to condensed interim financial statements.

BOULEVARD ACQUISITION CORP.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For Three Months Ended March 31, 2015

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity

Balances, at December 31, 2014 (audited)	6,735,558	$674	$5,673,291	$(673,955)	$5,000,010

Change in proceeds subject to possible redemption	30,529	3	305,283		305,286

Net loss attributable to common stockholders				(305,286)	(305,286)

Balances, at March 31, 2015 (unaudited)	6,766,087	$677	$5,978,574	$(979,241)	$5,000,010

See accompanying notes to condensed interim financial statements.

BOULEVARD ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014

Cash flows from operating activities
Net loss	$(305,286)	$(38,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in cash attributable to changes in assets and liabilities
Prepaid expense	17,905	(152,402)
Due to related party	71,333	15,714
Franchise tax payable	(135,000)	—
Accrued expenses	145,753	—

Net cash used in operating activities	(205,295)	(175,668)

Net cash used in investing activities
Cash and investments held in Trust Account	(1,105)	(220,500,063)

Cash flows from financing activities
Payment of offering costs	—	(5,020,632)
Proceeds from the sale of warrants to Sponsor	—	6,160,000
Proceeds from Public Offering	—	210,000,000
Proceeds from the underwriter’s partial exercise of their over-allotment option	—	10,500,000

Net cash provided by financing activities	—	221,639,368

Net increase in cash	(206,400)	963,637

Cash, beginning of period	733,386	25,000

Cash, end of period	$526,986	$988,637

Supplemental schedule of non-cash financing activities:
Deferred underwriting fees	$—	$7,717,500

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

On February 19, 2014, the Company consummated the Public Offering and a simultaneous private placement of warrants (Note 4) generating aggregate gross proceeds of approximately $216 million.  On March 13, 2014, the underwriters for the Public Offering purchased additional units pursuant to the partial exercise of their over-allotment option and the Sponsor purchased additional private placement warrants generating aggregate additional gross proceeds of approximately $10.7 million. As of March 31, 2015 and December 31,2014, approximately $220.5 million is held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

Business Combination

The Company, after signing a definitive agreement for the Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the trust account and not previously released to the Company for its working capital requirements or to pay the Company’s franchise and income taxes, less franchise and income taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer,

BOULEVARD ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

1. Organization and Business Operations – (continued)

including interest earned on the funds held in the trust account and not previously released to the Company to pay the Company’s franchise and income taxes, less franchise and income taxes payable. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem the shares of common stock included in the units sold in the Public Offering (the “Public Shares”) in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of the Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2015 and December 31, 2014 and the results of operations for the three months ended March 31, 2015 and March 31, 2014.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the periods ended March 31, 2015 are not necessarily indicative of the results of operations to be expected for a full fiscal year.

The condensed balance sheet at December 31, 2014 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP.

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

2. Significant Accounting Policies – (continued)

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2015 and December 31, 2014, the Company has a deferred tax asset of approximately $334,000 and $230,000 related to net loss carry forwards (which begin to expire in 2034) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2015 and December 31, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

2. Significant Accounting Policies – (continued)

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

Administrative Services Agreement

Commencing on February 13, 2014, the date the Company’s securities were initially listed for trading on the NASDAQ Capital Market, the Company has agreed to pay $10,000 per month to Avenue Capital Management II, L.P, an affiliate of the Sponsor, for office space, utilities, secretarial support and administrative services. Upon consummation of the Company’s Initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2015 and 2014, the Company recognized $30,000 and $15,714 of expense pursuant to the administrative services agreement. At March 31, 2015, the $30,000 is included in due to related party on the accompanying condensed balance sheet.

Due to Related Party

Due to related party represents amounts payable pursuant to the administrative services agreement and amounts payable to an affiliate for certain expenses paid on behalf of the Company.

5. Investments Held in Trust Account

Upon the closing of the Public Offering, the simultaneous private placement of the Sponsor warrants and the underwriters’ partial exercise of their over-allotment option, a total of $220,500,000 was placed in the Trust Account. As of March 31, 2015 and December 31, 2014, investment securities in the Company’s Trust Account consisted of approximately $220.5 million in shares in money market accounts invested in United States Treasury securities with a maturity of 180 days or less.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset, and includes situations where there is little, if any, market activity for the asset:

		Quoted	Significant	Significant
		Prices in	Other	Other
	March 31, 2015	Active Markets	Observable Inputs	Unobservable Inputs
Description	(unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
United States Treasury Securities	$220,504,066	$220,504,066	$—	$—

BOULEVARD ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

6. Fair Value Measurements (continued)

		Quoted	Significant	Significant
		Prices in	Other	Other
		Active Markets	Observable Inputs	Unobservable Inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
United States Treasury Securities	$220,502,961	$220,502,961	$—	$—

7. Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock.  At both March 31, 2015 and December 31, 2014, there were 27,562,500 shares of common stock outstanding, including 20,796,413 and 20,826,942 shares subject to possible redemption respectively.

Preferred Stock — The authorized preferred stock of the Company includes up to 1,000,000 shares. At March 31, 2015, there were no shares of preferred stock issued and outstanding.

8. Loss Contingency

In connection with identifying a potential target combination, the Company expects to incur material legal and due diligence expenses, which are to be paid to a law firm upon successful completion of a business combination. The amount of the fee has not yet been determined, and, accordingly, no amount has been accrued as of March 31, 2015.

9. Subsequent Events

On April 30, 2015,  the Company and The Dow Chemical Company, a Delaware corporation (“TDCC”), entered into a Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which, among other things, the Company agreed to purchase all of the issued and outstanding shares of capital stock of AgroFresh Inc. (“AgroFresh”), an indirect wholly-owned subsidiary of TDCC (the “Transaction”).

The Transaction and Consideration

Pursuant to the Stock Purchase Agreement, TDCC will cause to be sold to the Company, and the Company will purchase, all of the issued and outstanding shares of capital stock of AgroFresh.  At the closing of the Transaction (the “Closing”), the Company will pay to TDCC $635,000,000 (the “Cash Consideration”) subject to adjustments, if applicable, and will issue to TDCC (i) one newly created share of Series A Preferred Stock and (ii) 17,500,000 shares of the Company’s common stock, par value $0.0001 per share (the “Boulevard Common Stock”); provided, that under certain circumstances and subject to limitations, TDCC may receive at Closing less than $635,000,000 in Cash Consideration and more than 17,500,000 shares of the Company’s Common Stock as stock consideration provided that the aggregate value of such Cash Consideration and stock consideration shall be unchanged, and (iii) the TDCC Warrants (as defined below) pursuant to the Warrant Purchase Agreement (as defined below), provided, that, in the event that the Company has not issued to TDCC an aggregate of 6,000,000 warrants on or prior to the date that is nine months after the Closing, (a) the Sponsor will transfer to the Company, at no cost to the Company, the Make-Up Warrant Amount (as defined below) and (b) the Company will issue such number of additional TDCC Warrants equal to the Make-Up Warrant Amount. After the Closing, AgroFresh will be owned by the Company.

The Cash Consideration will be principally funded from the cash available to the Company from the Trust Account and debt financing of up to $425 million that Bank of Montreal and BMO Capital Markets Corp. have committed to fund at the Closing pursuant to a Debt Commitment Letter, dated April 30, 2015, by and among the Company, Bank of Montreal, and BMO Capital Markets Corp. (the “Debt Commitment Letter”).

In addition to the Cash Consideration to be paid at Closing, TDCC will be entitled to receive (i) in 2018 an additional deferred payment from the Company of $50,000,000, subject to the achievement of a specified average EBITDA level over the two year period from January 1, 2016 to December 31, 2017 and (ii) pursuant to the Tax Receivables Agreement, 85% of the amount of any tax savings, if any, in U.S. Federal, state and local income tax or franchise tax that the Company actually realizes as a result of the increase in tax basis of the AgroFresh assets resulting from a section 338(h)(10) election that the Company and TDCC have agreed to make in connection with the proposed Transaction.

Warrant Purchase Agreement

In connection with, and as a condition to the consummation of, the Transaction, the Company, the Sponsor and TDCC propose to enter into a Warrant Purchase Agreement (the “Warrant Purchase Agreement”).  Pursuant to the Warrant Purchase Agreement, beginning on the date of Closing and ending on the date that is nine months after the Closing, the Company shall purchase in the open market warrants issued in connection with the Company’s initial public offering, in an aggregate amount of $10 million, at a purchase price per warrant of no more than $1.25.  If the Company has not purchased in the aggregate $10 million of warrants before the date that is nine months after the Closing, Sponsor may sell to the Company private placement warrants it holds at $1.00 per private placement warrant to satisfy the obligation (such private placement warrants, together with all other warrants purchase under the Warrant Purchase Agreement, the “Purchased Warrants”).

Pursuant to the Warrant Purchase Agreement, the Company shall issue to TDCC no later than the date that is nine months after the Closing warrants to purchase Boulevard Common Stock representing 66 2/3% of the Purchased Warrants at no cost to TDCC and on the same terms as the warrants issued in connection with the Company’s initial public offering (the “TDCC Warrants”).

                                                In the event that the Company has not issued to TDCC an aggregate of 6,000,000 TDCC Warrants on or prior to the date that is nine months after the Closing, (a) the Sponsor will transfer to the Company, at no cost to the Company, the number of warrants equal to one-half of the difference between (i) 6,000,000 and (ii) the number of TDCC Warrants issued by the Company to TDCC on or prior to such date (such difference between clauses (i) and (ii), the “Make-Up Warrant Amount”) and (b) the Company will issue such number of TDCC Warrants equal to the Make-Up Warrant Amount.

Tax Receivables Agreement

                                                In connection with, and as a condition to the consummation of, the Transaction, TDCC, AgroFresh and the Company propose to enter into a Tax Receivables Agreement (the “Tax Receivables Agreement”).  Pursuant to the Tax Receivables Agreement, the Company will pay annually to TDCC 85% of the amount of any tax savings, if any, in U.S. Federal, state and local income tax or franchise tax that the Company actually realizes as a result of the increase in tax basis of the AgroFresh assets resulting from a section 338(h)(10) election that the Company and TDCC have agreed to make in connection with the proposed Transaction.

Conditions to Completion of the Transaction

The consummation of the transactions contemplated by the Purchase Agreement is subject to a number of conditions set forth in the Purchase Agreement including, among others, receipt of the requisite approval of the stockholders of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

References to the “Company,” “us” or “we” refer to Boulevard Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this quarterly report on Form 10-Q (“Report”).  Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.  Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2015 and “Note Regarding Forward-Looking Statements” below.

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

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our business combination. We consummated our initial public offering on February 19, 2014. We are currently in the process of evaluating and identifying targets for a business combination. We intend to use cash from the proceeds of our initial public offering (including proceeds from the partial exercise by the underwriters of their over-allotment option), the sale of private placement warrants to Boulevard Acquisition Sponsor, LLC, our sponsor, capital stock, and our debt or a combination of our cash, stock and debt to fund a business combination.  We have been evaluating acquisition opportunities and, at any given time, have been in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. However, we cannot assure you that we will identify any suitable target candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all.

Results of Operations

For the three months ended March 31, 2015 and 2014, we had a net loss of $305,286 and $38,980, respectively.

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

As of March 31, 2015, investment securities in our trust account consisted of $220,504,066  in shares in money market accounts invested in U.S. government Treasury securities.

As of March 31, 2015, we had a cash balance of $526,986, held outside of our trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business transaction and other general corporate uses.

We intend to use substantially all of the funds held in the trust account (net of taxes) to consummate our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy.

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

Off-Balance Sheet Arrangements

As of March 31, 2015 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Investments Held in Trust Account

$220,500,000 from our initial public offering (including proceeds from the partial exercise by the underwriters of their over-allotment option) was placed into a trust account with Continental Stock Transfer & Trust Company serving as trustee. As of March 31, 2015, investment securities in our trust account consisted of $220,504,066 in shares in money market accounts invested in U.S. government treasury securities with a maturity of 180 days or less.

Net Income/(Loss) Per Common Share

Net income/(loss) per common share is computed by dividing net income/(loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. Since the Company is reflecting a loss for all periods presented, the effect of dilutive securities would be anti-dilutive; hence, diluted income/(loss) per common share is the same as basic income/(loss) per common share for the periods.

Proposed Business Combination with AgroFresh

The Stock Purchase Agreement

On April 30, 2015, we and The Dow Chemical Company, a Delaware corporation (“TDCC”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which, among other things, we agreed to purchase all of the issued and outstanding shares of capital stock of AgroFresh Inc. (“AgroFresh”), an indirect wholly-owned subsidiary of TDCC (the “Transaction”). As a result of the Transaction, AgroFresh will become a wholly owned subsidiary of the Company.

Pursuant to the Purchase Agreement, TDCC will cause to be sold to the Company, and the Company will purchase all of the issued and outstanding shares of capital stock of AgroFresh. At the closing of the Transaction (the “Closing”), the Company will pay to TDCC $635,000,000 (the “Cash Consideration”) subject to adjustments, if applicable, and will issue to TDCC (i) one newly created share of Series A Preferred Stock and (ii) 17.5 million shares of the Company’s common stock, par value $0.0001 per share (the “Boulevard Common Stock”); provided, that under certain circumstances and subject to limitations, TDCC may receive at Closing less than $635,000,000 in Cash Consideration and more than 17.5 million shares of the Company’s Common Stock as stock consideration provided that the aggregate value of such Cash Consideration and stock consideration shall be unchanged, and (iii) the TDCC Warrants (as defined below) pursuant to the Warrant Purchase Agreement (as defined below), provided, that, in the event that the Company has not issued to TDCC an aggregate of 6,000,000 warrants on or prior to the date that is nine months after the Closing, (a) the Sponsor will transfer to the Company, at no cost to the Company, the Make-Up Warrant Amount (as defined below) and (b) the Company will issue such number of additional TDCC warrants equal to the Make-Up Warrant Amount. After the Closing, AgroFresh will be owned by the Company.

We expect that a portion of the Cash Consideration will be principally funded from the cash available to the Company from our trust account and debt financing of up to $425 million that Bank of Montreal and BMO Capital Markets Corp. have committed to fund at the Closing pursuant to a Debt Commitment Letter, dated April 30, 2015, by and among the Company, Bank of Montreal, and BMO Capital Markets Corp.

In addition to the Cash Consideration to be paid at Closing, TDCC will be entitled to receive (i) in 2018 an additional deferred payment from the Company of $50,000,000, subject to the achievement of a specified average EBITDA level over the two year period from January 1, 2016 to December 31, 2017, and (ii) pursuant to a tax receivables agreement (the “Tax Receivables Agreement”), 85% of the amount of any tax savings, if any, in U.S. Federal, state and local income tax or franchise tax that the Company actually realizes as a result of the increase in tax basis of the AgroFresh assets resulting from a section 338(h)(10) election that the Company and TDCC have agreed to make in connection with the proposed Transaction.

The Standby Agreement and Letter Agreement

In connection with the entry into the Purchase Agreement, we entered into a Standby Agreement with TDCC and Avenue Special Opportunities Fund II, L.P. (the “Standby Agreement”).  Pursuant to the Purchase Agreement and the Standby Agreement, if we do not have sufficient cash at Closing to pay the full Cash Consideration, in addition to paying its expenses relating to the Transaction (up to an agreed upon amount) and maintaining an agreed amount of working capital, (a “Cash Shortfall”), a $5 million execution fee under a transition services agreement (the “Transition Services Agreement”) that the Company is otherwise required to pay at Closing or a portion thereof in the event the Cash Shortfall is less than $5 million, shall be deferred.  If after such deferral there is still a Cash Shortfall, then TDCC and Avenue Special Opportunities Fund II, L.P. have each agreed pursuant to the Standby Agreement to purchase from us up to an aggregate of 2.5 million newly issued shares of Boulevard Common Stock at a purchase price of $10.00 per share (the “Standby Shares”), up to the amount of such Cash Shortfall, with each of TDCC and Avenue Special Opportunities Fund II, L.P. being responsible for one-half of the Cash Shortfall.  If after such purchase there shall still be a Cash Shortfall, then TDCC has agreed to receive shares of Boulevard Common Stock in lieu of Cash Consideration (at a value of $10.00 per share) provided that TDCC shall not, after such issuance of additional shares of Boulevard Common Stock, be required to own more than 45% of the outstanding shares of Boulevard Common Stock at the Closing. In consideration of each of TDCC and Avenue Special Opportunities Fund II, L.P. providing such standby equity commitment, at the Closing, we will pay a commitment fee to each of TDCC and Avenue Special Opportunities Fund II, L.P. in an amount equal to $875,000 (the “Standby Fees”).

Avenue Capital Management II, L.P., Avenue Special Opportunities Fund II, L.P., the Company and TDCC are also parties to a letter agreement regarding the payment of transaction expenses and the potential replacement of the of standby arrangements under the Standby Agreement (the “Letter Agreement”).  Pursuant to the Letter Agreement, Avenue Capital Management II, L.P. has agreed to be responsible for and to pay when due on behalf of us any of the our transaction expenses, to the extent such expenses exceed $23.0 million.

The Warrant Purchase Agreement

In connection with, and as a condition to the consummation of, the Transaction, the Company, our sponsor and TDCC propose to enter into a Warrant Purchase Agreement (the “Warrant Purchase Agreement”), pursuant to which, beginning on the date of Closing and ending on the date that is nine months after the Closing, we will purchase in the open market warrants issued in connection with our initial public offering, in an aggregate amount of $10 million, at a purchase price per warrant of no more than $1.25.  If we have not purchased in the aggregate $10 million warrants before the date that is nine months after the Closing, our sponsor may sell to us private placement warrants it holds at $1.00 per private placement warrant to satisfy the obligation (such private placement warrants, together with all other warrants purchased under the Warrant Purchase Agreement, the “Purchased Warrants”). Pursuant to the Warrant Purchase Agreement, we will issue to TDCC no later than the date that is nine months after the Closing the warrants to purchase Boulevard Common Stock representing 66 2/3% of the Purchased Warrants at no cost to TDCC and on the same terms as the warrants issued in connection with our initial public offering (the “TDCC Warrants”). In the event that we have not issued to TDCC an aggregate of 6,000,000 TDCC Warrants on or prior to the date that is nine months after the Closing, (a) our sponsor will transfer to us, at no cost to us, the number of warrants equal to one-half of the difference between (i) 6,000,000 and (ii) the number of TDCC Warrants issued by us to TDCC on or prior to such date (such difference between clauses (i) and (ii), the “Make-Up Warrant Amount”) and (b) we will issue such number of warrants equal to the Make-Up Warrant Amount.

The Tax Receivables Agreement

In connection with, and as a condition to the consummation of, the Transaction, TDCC, AgroFresh and the Company propose to enter into the Tax Receivables Agreement. Pursuant to the Tax Receivables Agreement, we will pay annually to TDCC 85% of the amount of any tax savings, if any, in U.S. Federal, state and local income tax or franchise tax that we actually realize as a result of the increase in tax basis of the AgroFresh assets resulting from a section 338(h)(10) election that we and TDCC have agreed to make in connection with the proposed Transaction. While the amount and timing of any payments under the Tax Receivables Agreement will vary depending upon a number of factors, including the amount and timing of our income, we expect that during the anticipated term of the Tax Receivables Agreement the payments that we may make to TDCC could be substantial. In addition, payments under the Tax Receivables Agreement will give rise to additional tax benefits and therefore to additional potential payments under the Tax Receivables Agreement. The term of the Tax Receivables Agreement will commence at the Closing and will continue until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the Tax Receivables Agreement for an amount based on an agreed value of payments remaining to be made under the Tax Receivables Agreement.

Transition Services Agreement

In connection with, and as a condition to the consummation of, the Transaction, AgroFresh and TDCC propose to enter into the Transition Services Agreement, pursuant to which TDCC will provide AgroFresh with, among other things, certain marketing and sales, customer service, supply chain, environmental health and safety, consulting, business records, packaging and storage, research and development, information technology, and finance services for a limited period of time after the consummation of the Transaction, in exchange for the fees set forth in the Transition Services Agreement. The Transition Services Agreement will also provide for a $5 million execution fee that we will be required to pay to TDCC on the Closing date unless all or a portion of the $5 million is deferred pursuant to the Purchase Agreement.

Series A Certificate of Designation

In connection with, and as a condition to the consummation of, the Transaction, we propose to issue one share of series A preferred stock of the Company (“Series A Preferred Stock”) to TDCC.  The holder of the share, voting as a separate class, will be entitled to appoint one director to the board of directors of Boulevard (the “Preferred Director”).  The Series A Preferred Stock will not have any other rights.

Investor Rights Agreement

In connection with, and as a condition to the consummation of, the Transaction, we propose to enter into an investor rights agreement by and among the Company, TDCC, and all the holders of our founder shares (the “Initial Stockholders”) and, if it has purchased Boulevard Common Stock pursuant to the Standby Agreement, Avenue Special Opportunities Fund II, L.P. (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement, any holder of Boulevard Common Stock that is party to the Investor Rights Agreement is entitled to demand that we register the resale of our securities subject to certain minimum requirements. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Transaction. We are required to deliver financial statements and other information for each accounting period to those of TDCC and its subsidiaries that are holders of Boulevard Common Stock or other equity securities of the Company. The Investor Rights Agreement also provides that the Company will take all necessary action to (i) cause the Preferred Director (or a person designated by the Preferred Director) to be elected a member of the board of directors of each subsidiary of the Company and (ii) cause each of the two directors nominated to the Company’s board of directors by TDCC pursuant to the terms of the Purchase Agreement to be a member of each committee of the board of directors of which the Preferred Director is not a member.  The Investor Rights Agreement also provides that TDCC and the Initial Stockholders will agree not to transfer their shares of Boulevard Common Stock from the Closing until twelve months after the Closing, subject to limited exceptions, including that TDCC has the right to transfer its securities if, in its sole discretion, TDCC determines in good faith that its ownership percentage of Boulevard Common Stock and non-voting common stock of the Company would require TDCC to consolidate the results of operations and financial position of the Company and the Company has not engaged in transactions to reduce TDCC’s ownership percentage within 20 business days. The Investor Rights Agreement supersedes all similar agreements relating to the right to register securities of the Company, and terminates any such agreements between the Company and the Initial Stockholders, such as the existing lock-up agreements between the Company and the Initial Stockholders.

The consummation of the transactions contemplated by the Purchase Agreement is subject to a number of conditions set forth in the Purchase Agreement including, among others, receipt of the requisite approval of our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on October 24, 2013 for the purpose of effecting a business combination. As of March 31, 2015, we had not yet commenced any significant operations or generated any revenues. All activity through March 31, 2015 relates to our formation, our initial public offering, the identification and evaluation of prospective candidates for an initial business combination, and general corporate matters. The proceeds from our initial public offering and the sale of private placement warrants, including proceeds from the partial exercise by the underwriters of their over-allotment option, were placed into a trust account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Other than the risk factors disclosed in the Preliminary Proxy Statement filed with the SEC by the Company on May 14, 2015, which are incorporated herein by reference, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Date: May 15, 2015