Form 10-Q
period 2015-06-30
AgroFresh Solutions, Inc.
filed 2015-08-14
CIK 1592016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36316

AGROFRESH SOLUTIONS, INC. (f/k/a BOULEVARD ACQUISITION CORP.)

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation)	46-4007249 (IRS Employer Identification Number)

100 S. Independence Mall West
Philadelphia, PA 19106
(Address of principal executive offices)

(215) 592-3687
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock outstanding as of August 13, 2015 was 49,940,548.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

AGROFRESH SOLUTIONS, INC.

(f/k/a BOULEVARD ACQUISITION CORP.)

CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$305,808	$733,386
Prepaid expenses	65,360	81,369
Total current assets	371,168	814,755
Noncurrent assets:
Deferred financing cost	716,500	—
Investments held in Trust Account	220,504,371	220,502,961
Total assets	$221,592,039	$221,317,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to related party	$179,969	$69,966
Note payable - related party	380,000	—
Franchise tax payable	18,000	180,000
Accrued expenses	1,307,523	80,822
Total current liabilities	1,885,492	330,788
Other liabilities:
Deferred underwriting compensation	7,717,500	7,717,500
Total liabilities	9,602,992	8,048,288

Common stock subject to possible redemption 20,698,904 shares and 20,826,942 shares at June 30, 2015 and December 31, 2014, respectively	206,989,037	208,269,418

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; 6,935,659 shares and 6,735,558 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively (which excludes 20,698,904 shares and 20,826,942 shares subject to possible redemption at June 30, 2015 and December 31, 2014, respectively)	687	674
Additional paid-in capital	6,953,659	5,673,291
Accumulated deficit	(1,954,336)	(673,955)
Total stockholders’ equity, net	5,000,010	5,000,010
Total liabilities and stockholders’ equity	$221,592,039	$221,317,716

See accompanying notes to condensed interim financial statements.

AGROFRESH SOLUTIONS, INC.

(f/k/a BOULEVARD ACQUISITION CORP.)

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014

Revenue	$—	$—	$—	$—

Expenses
General and administrative expenses	1,281,791	233,180	975,400	194,137

Loss from operations	(1,281,791)	(233,180)	(975,400)	(194,137)

Dividend income	1,410	364	305	301

Net loss attributable to common shares outstanding	$(1,280,381)	$(232,816)	$(975,095)	$(193,836)

Weighted average number of common shares outstanding, basic and diluted	6,736,000	6,558,000	6,767,000	6,669,000

Net loss per common share outstanding, basic and diluted	$(0.190)	$(0.036)	$(0.144)	$(0.029)

See accompanying notes to condensed interim financial statements.

AGROFRESH SOLUTIONS, INC.

(f/k/a BOULEVARD ACQUISITION CORP.)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For Six Months Ended June 30, 2015

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity

Balances, at December 31, 2014 (audited)	6,735,558	$674	$5,673,291	$(673,955)	$5,000,010

Change in proceeds subject to possible redemption	128,038	13	1,280,368		1,280,381

Net loss attributable to common stockholders				(1,280,381)	(1,280,381)

Balances, at June 30, 2015 (unaudited)	6,863,596	$687	$6,953,659	$(1,954,336)	$5,000,010

See accompanying notes to condensed interim financial statements.

AGROFRESH SOLUTIONS, INC.

(f/k/a BOULEVARD ACQUISITION CORP.)

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014

Cash flows from operating activities
Net loss	$(1,280,381)	$(232,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in cash attributable to changes in assets and liabilities
Prepaid expense	16,009	(129,043)
Due to related party	110,003	58,511
Franchise tax payable	(162,000)	81,818
Accrued expenses	510,201	15,425

Net cash used in operating activities	(806,168)	(206,105)

Net cash used in investing activities
Cash and investments held in Trust Account	(1,410)	(220,500,364)

Cash flows from financing activities
Proceeds from related party note payable	380,000	—
Payment of offering costs	—	(5,024,117)
Proceeds from the sale of warrants to Sponsor	—	6,160,000
Proceeds from Public Offering	—	210,000,000
Proceeds from the underwriter’s partial exercise of their over-allotment option	—	10,500,000

Net cash provided by financing activities	380,000	221,635,883

Net (decrease)/increase in cash	(427,578)	929,414

Cash, beginning of period	733,386	25,000

Cash, end of period	$305,808	$954,414

Supplemental schedule of non-cash financing activities:
Deferred underwriting fees	$—	$7,717,500
Deferred financing costs included in accrued expenses	$716,500	$—

See accompanying notes to condensed interim financial statements.

AGROFRESH SOLUTIONS, INC.

(f/k/a BOULEVARD ACQUISITION CORP.)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

1. Organization and Business Operations

Incorporation

AgroFresh Solutions, Inc., formerly known as Boulevard Acquisition Corp., (the “Company”) was incorporated in Delaware on October 24, 2013.

Sponsor

The Company’s sponsor was Boulevard Acquisition Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

Fiscal Year End

The Company selected December 31st as its fiscal year end.

Business Purpose

The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses that it had not yet identified (the “Initial Business Combination”). As of June 30, 2015, the Company has neither engaged in any significant operations nor generated revenue to date. On July 31, 2015, the Company completed its Initial Business Combination and changed its name to AgroFresh Solutions, Inc. (as described in Note 9).

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (“SEC”) on February 12, 2014.

On February 19, 2014, the Company consummated the Public Offering and a simultaneous private placement of warrants (Note 4) generating aggregate gross proceeds of approximately $216 million.  On March 13, 2014, the underwriters for the Public Offering purchased additional units pursuant to the partial exercise of their over-allotment option and the Sponsor purchased additional private placement warrants generating aggregate additional gross proceeds of approximately $10.7 million. As of June 30, 2015 and December 31, 2014, approximately $220.5 million was held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

Business Combination

Prior to the consummation of its Initial Business Combination on July 31, 2015, the Company was subject to the following provisions:

The Company, after signing a definitive agreement for the Initial Business Combination, was required to either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders could seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the trust account and not previously released to the Company for its working capital requirements or to pay the Company’s franchise and income taxes, less franchise and income taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer,

AGROFRESH SOLUTIONS, INC.

(f/k/a BOULEVARD ACQUISITION CORP.)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

1. Organization and Business Operations - (continued)

including interest earned on the funds held in the trust account and not previously released to the Company to pay the Company’s franchise and income taxes, less franchise and income taxes payable. The decision as to whether the Company would seek stockholder approval of the Initial Business Combination or would allow stockholders to sell their shares in a tender offer could be made by the Company, solely in its discretion, and could be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company sought stockholder approval, it could complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted were voted in favor of the Initial Business Combination. However, in no event could the Company redeem the shares of common stock included in the units sold in the Public Offering (the “Public Shares”) in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company could not proceed with the redemption of the Public Shares and the related Initial Business Combination, and instead could search for an alternate Initial Business Combination.

In the event of a stockholder vote in connection with the Initial Business Combination, a public stockholder would have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the trust account and not previously released to the Company for its working capital requirements or to pay the Company’s franchise and income taxes, less franchise and income taxes payable. As a result, such shares of common stock were recorded at redemption amount and classified as temporary equity, in accordance with FASB, ASC 480, “Distinguishing Liabilities from Equity.”

The Company only had 21 months from the closing of the Public Offering to complete its Initial Business Combination (or 24 months, if the Company had executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within such 21-month period). If the Company did not complete its Initial Business Combination within this period of time, it was required to (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per-share pro rata portion of the Trust Account, including interest earned on the funds held in the trust account and not previously released to the Company for its working capital requirements or to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), less franchise and income taxes payable, and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders entered into letter agreements with the Company, pursuant to which they waived their rights to participate in any redemption with respect to their initial shares.

In the event of such distribution, it is possible that the per-share value of the residual assets remaining available for distribution (including Trust Account assets) would have been less than the initial public offering price per Unit in the Public Offering.

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

AGROFRESH SOLUTIONS, INC.

(f/k/a BOULEVARD ACQUISITION CORP.)
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

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2015 and December 31, 2014 and the results of operations for the six and three months ended June 30, 2015 and June 30, 2014.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the periods ended June 30, 2015 are not necessarily indicative of the results of operations to be expected for a full fiscal year.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

AGROFRESH SOLUTIONS, INC.

(f/k/a BOULEVARD ACQUISITION CORP.)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

2. Significant Accounting Policies - (continued)

Deferred Financing Costs

Deferred financing costs consist of $716,500 rating agency fees incurred through the balance sheet date that are directly related to entering into a Credit Agreement in connection with the consummation of the Initial Business Combination. Deferred financing costs will be amortized over the maturity period of the related debt instrument using the effective interest method.

Redeemable Common Stock

As discussed in Note 1, all of the Public Shares contained a redemption feature which allowed for the redemption of shares of common stock in connection with the liquidation of the Company, a tender offer or stockholder approval of the Initial Business Combination. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its amended and restated certificate of incorporation provided that in no event would it redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognized changes in redemption value immediately as they occurred and adjusted the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock were affected by charges against retained earnings or additional paid-in capital.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2015 and December 31, 2014, the Company had a deferred tax asset of approximately $665,000 and $230,000 related to net loss carry forwards (which begin to expire in 2034), transaction costs and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2015 and December 31, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

AGROFRESH SOLUTIONS, INC.

(f/k/a BOULEVARD ACQUISITION CORP.)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

2. Significant Accounting Policies - (continued)

Restricted Cash Equivalents Held in the Trust Account

The amounts held in the Trust Account as of June 30, 2015 represented substantially all of the proceeds from the Public Offering (including proceeds from the exercise by the underwriters of their over-allotment option) and were classified as restricted assets since such amounts could only be used by the Company in connection with the consummation of an initial Business Combination. The funds held in the Trust Account were primarily invested in money market accounts which invest in United States Treasury securities.

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

Under the terms of the warrant agreement, dated February 12, 2014,  the Company has agreed to use its best efforts to file a new registration statement under the Securities Act of 1933, as amended (the “Securities Act”), following the completion of the Initial Business Combination. Each Warrant will become exercisable 30 days after the completion of the Initial Business Combination. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants issued in connection with the Units during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement.

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

On March 13, 2014, the Sponsor and the Company’s independent directors forfeited 525,000 Founder Shares in connection with the purchase by the underwriters of 1,050,000 Additional Units pursuant to the partial exercise of their over-allotment option. The Founder Shares and Private Placement Warrants would have become worthless if the Company did not complete a business combination. In addition, 1,378,125 founder earnout shares will be subject to forfeiture by the initial stockholders (or their permitted transferees) on the fifth anniversary of the Initial Business Combination unless at any time after the Initial Business Combination and prior to the fifth anniversary of the Initial Business Combination the last sale price of the common stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or the company completes a liquidation, merger, stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

AGROFRESH SOLUTIONS, INC.

(f/k/a BOULEVARD ACQUISITION CORP.)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

3. Public Offering (continued)

In connection with the Public Offering and the underwriters’ partial exercise of their over-allotment option, the Company paid an underwriting discount of 2% of the Unit offering price ($4,410,000 in aggregate).  The Company paid a deferred underwriting discount of 3.5% of the gross offering proceeds ($7,717,500 in aggregate) upon the completion of the Company’s Initial Business Combination.  The deferred underwriting discount became payable to the underwriters from the amounts held in the trust account as a result of the Company’s completion of its the Initial Business Combination on July 31, 2015.

Warrant Terms and Conditions

Each whole Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share.  No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will round the number of shares of common stock to be issued to the warrant holder down to the nearest whole number. Each Warrant will become exercisable 30 days after the completion of the Company’s Business Combination. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants during the exercise period, there will be no net cash settlement of the Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement.

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

AGROFRESH SOLUTIONS, INC.

(f/k/a BOULEVARD ACQUISITION CORP.)
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

Rights - The Founder Shares are identical to the Public Shares except that (i) the Founder Shares are subject to certain transfer restrictions, as described above, and (ii) the initial stockholders agreed to waive their redemption rights in connection with the Initial Business Combination with respect to the Founder Shares and to waive their redemption rights with respect to the Founder Shares if the Company failed to complete the Initial Business Combination within 21 months (or 24 months, as applicable) from the closing of the Public Offering.

Voting - In connection with any stockholder vote regarding the Initial Business Combination, the initial stockholders agreed to vote their Founder Shares and any shares of common stock purchased during or after the Public Offering in favor of the Initial Business Combination.

Redemption - The initial stockholders and their permitted transferees waived their redemption rights with respect to the Founder Shares if the Company fails to complete the Initial Business Combination within the prescribed time frame.

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

Registration Rights

As of June 30, 2015, the holders of the Founder Shares and Private Placement Warrants held registration rights to require the Company to register the sale of certain securities held by them pursuant to a registration rights agreement. The holders of these securities were entitled to make up to three demands, excluding short form

AGROFRESH SOLUTIONS, INC.

(f/k/a BOULEVARD ACQUISITION CORP.)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

4. Related Party Transactions (continued)

demands, that the Company registers such securities for sale under the Securities Act. In addition, these stockholders had “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company would bear the costs and expenses of filing any such registration statements.

Administrative Services Agreement

Commencing on February 13, 2014, the date the Company’s securities were initially listed for trading on the NASDAQ Capital Market, the Company had agreed to pay $10,000 per month to Avenue Capital Management II, L.P, an affiliate of the Sponsor, for office space, utilities, secretarial support and administrative services. Upon consummation of the Company’s Initial Business Combination on July 31, 2015, the Company ceased paying these monthly fees. For the six months ended June 30, 2015 and 2014, the Company recognized $60,000 and $45,714 of expense pursuant to the administrative services agreement. At June 30, 2015, the $60,000 is included in due to related party on the accompanying condensed balance sheet.

Due to Related Party

Due to related party represents amounts payable pursuant to the administrative services agreement and amounts payable to an affiliate for certain expenses paid on behalf of the Company.

Note payable - Related Party

Note payable — Related Party represents the loan received from Avenue Capital Management II, L.P, an affiliate of the Sponsor, to cover certain expenses related to the closing of the Initial Business Combination.  The note bore interest at the rate of 0.43% per annum and was repaid upon the closing of the Initial Business Combination on July 31, 2015.

5. Investments Held in Trust Account

Upon the closing of the Public Offering, the simultaneous private placement of the Sponsor warrants and the underwriters’ partial exercise of their over-allotment option, a total of $220,500,000 was placed in the Trust Account. As of June 30, 2015 and December 31, 2014, investment securities in the Company’s Trust Account consisted of approximately $220.5 million in shares in money market accounts invested in United States Treasury securities with a maturity of 180 days or less.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset, and includes situations where there is little, if any, market activity for the asset:

AGROFRESH SOLUTIONS, INC.

(f/k/a BOULEVARD ACQUISITION CORP.)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

6. Fair Value Measurements (continued)

		Quoted	Significant	Significant
		Prices in	Other	Other
	June 30, 2015	Active Markets	Observable Inputs	Unobservable Inputs
Description	(unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
United States Treasury Securities	$220,504,371	$220,504,371	$—	$—

		Quoted	Significant	Significant
		Prices in	Other	Other
		Active Markets	Observable Inputs	Unobservable Inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
United States Treasury Securities	$220,502,961	$220,502,961	$—	$—

7. Equity

Common Stock — As of June 30, 2015, the authorized common stock of the Company included up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock.  At both June 30, 2015 and December 31, 2014, there were 27,562,500 shares of common stock outstanding, including 20,698,904 and 20,826,942 shares subject to possible redemption respectively.

Preferred Stock — The authorized preferred stock of the Company includes up to 1,000,000 shares. At June 30, 2015, there were no shares of preferred stock issued and outstanding.

8. Loss Contingency

In connection with identifying a potential target combination, the Company incurred material legal and due diligence expenses, which were to be paid to a law firm upon successful completion of an Initial Business Combination.  On July 31, 2015, the Company completed its Initial Business Combination and paid to the law firm approximately $2.5 million under the contingent arrangement.

9. Subsequent Events

On July 31, 2015, the Company consummated the previously announced business combination (the “Business Combination”) pursuant to the Stock Purchase Agreement, dated April 30, 2015 (the “Purchase Agreement”), by and between the Company and The Dow Chemical Company (“TDCC”), providing for the acquisition by the Company of the AgroFresh™ business from TDCC, resulting in AgroFresh Inc. (“AgroFresh”) becoming a wholly-owned, indirect subsidiary of the Company. The Company was not required to redeem any shares of its common stock in connection with the closing of the Business Combination (the “Closing”). In the Business Combination and pursuant to the Purchase Agreement, the Company paid the following consideration to Rohm and Haas Company (“R&H”): (i) 17,500,000 shares of Common Stock (the “Stock Consideration”) and (ii) $635 million in cash (the “Cash Consideration”). In addition, prior to the Closing, the Company issued 4,878,048 shares of Common Stock (the “Private Placement Shares”), at a purchase price of $10.25 per share and an aggregate purchase price of $50.0 million, to five investors (the “Private Placement Investors”) pursuant to the certain subscription agreements entered into on May 22, 2015.

In addition to the Cash Consideration paid at Closing, TDCC will be entitled to receive in 2018 an additional deferred payment from the Company of $50,000,000, subject to the achievement of a specified average EBITDA level over the two year period from January 1, 2016 to December 31, 2017.

In connection with the closing of the Business Combination (the “Closing”), the Company changed its name from Boulevard Acquisition Corp. to AgroFresh Solutions, Inc.

AGROFRESH SOLUTIONS, INC.

(f/k/a BOULEVARD ACQUISITION CORP.)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

9. Subsequent Events (continued)

In connection with the consummation of the Business Combination, AgroFresh, on July 31, 2015, as the borrower and AF Solutions Holdings LLC (“AF Holdings”), each a wholly-owned subsidiary of the Company, acting as guarantor, entered into a Credit Agreement with Bank of Montreal, as administrative agent (the “Agent”), BMO Capital Markets Corp., Credit Suisse Securities (USA) LLC (“Credit Suisse”), and Sumitomo Mitsui Banking Corporation (“Sumitomo”) as joint lead arrangers and joint bookrunners, BMO Capital Markets Corp. and Credit Suisse, as joint physical bookrunners, Credit Suisse as syndication agent, Sumitomo as documentation agent, and the lenders party thereto from time to time (the “Credit Facility”). The Credit Facility consists of a $425 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a $25 million revolving loan (which revolving loan includes a $10 million letter-of-credit sub-facility) (the “Revolving Loan”). The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan has a scheduled maturity date of July 31, 2019.  Borrowings under the loans shall be comprised of alternate base rate loans (an “ABR Borrowing”) or Eurodollar loans (a “Eurodollar Borrowing”), with the applicable margin of interest being ABR plus 3.75% per annum for ABR Borrowings and LIBOR plus 4.75% per annum for Eurodollar Borrowings (with step-downs in respect of borrowings under the Revolving Loans dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh and its direct wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”), and (b) AF Holdings, including the common stock of AgroFresh, pursuant to that certain Collateral Agreement, dated as of July 31, 2015, by and among AgroFresh, its Subsidiary Guarantors, AF Holdings, and the Agent (the “Collateral Agreement”).

The proceeds of the Credit Facility were used to fund a portion of the purchase price payable to R&H, a wholly-owned subsidiary of TDCC, in connection with the Business Combination. Amounts available under Revolving Loans may also be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Agreement.

On July 31, 2015, in connection with, and as a condition to the Closing, Boulevard, TDCC, R&H, Boulevard Acquisition Sponsor, LLC (the “Sponsor”), Robert J. Campbell, Joel Citron and Darren Thompson (each individual, together with the Sponsor, collectively the “Initial Stockholders”) entered into an Investor Rights Agreement (the “Investor Rights Agreement”).

Pursuant to the Investor Rights Agreement, any direct or indirect holder of the Company’s common stock that is party to the Investor Rights Agreement is entitled to demand that the Company register the resale of its securities subject to certain minimum requirements. In addition, such holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Closing. The Company is required to deliver financial statements and other information for each accounting period to TDCC, R&H, and their subsidiaries that are holders of Common Stock or other equity securities of the Company. The Investor Rights Agreement provides that the Company will take all necessary action to cause (i) Torsten Kraef (the “Preferred Director”), the individual designated for appointment to the board of directors of the Company (the “Board”) by R&H as the holder of the outstanding share of Series A Preferred Stock of the Company (the “Series A Preferred Stock”), to be elected a member of the board of directors of each subsidiary of the Company, and (ii) each of Gregory F. Freiwald and Macauley Whiting, Jr., each of whom are nominated to the Board by TDCC pursuant to the terms of the Purchase Agreement, to be appointed a member of each committee of the Board of which the Preferred Director is not a member.  The Investor Rights Agreement also provides for a lock-up period for the shares of Common Stock held by TDCC, R&H and the Initial Stockholders ending twelve months after the Closing, subject to limited exceptions, including that R&H has the right to transfer its securities if, in its sole discretion, R&H determines in good faith that its ownership percentage of Common Stock and non-voting common stock of the Company would require it to consolidate the results of operations and financial position of the Company (a “Consolidation Risk”) and if after providing the Company with notice of this Consolidation Risk (the “Consolidation Notice”), the Company has not engaged R&H in transactions to reduce its ownership percentage to a level to remediate the Consolidation Risk within 20 business days following the date of the Consolidation Notice. The Investor Rights Agreement supersedes all similar agreements relating to the right to register securities of the Company, and terminates any such agreements between the Company and the Initial Stockholders, such as the existing registration rights agreement and lock-up agreements between Boulevard and the Initial Stockholders.

AGROFRESH SOLUTIONS, INC.

(f/k/a BOULEVARD ACQUISITION CORP.)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

9. Subsequent Events (continued)

On July 31, 2015, in connection with, and as a condition to the Closing, TDCC, R&H, AgroFresh and Boulevard entered into a Tax Receivables Agreement (the “Tax Receivables Agreement”).

Pursuant to the Tax Receivables Agreement, the Company will pay annually to TDCC 85% of the amount of the tax savings, if any, in U.S. Federal, state and local income tax or franchise tax that Company actually realizes as a result of the increase in tax basis of the AgroFresh assets resulting from a section 338(h)(10) election that Boulevard and TDCC have agreed to make in connection with the Business Combination. While the amount and timing of any payments under the Tax Receivables Agreement will vary depending upon a number of factors, including the amount and timing of our income, we expect that during the anticipated term of the Tax Receivables Agreement the payments that we may make to TDCC could be substantial. In addition, payments under the Tax Receivables Agreement will give rise to additional tax benefits and therefore to additional potential payments under the Tax Receivables Agreement. The term of the Tax Receivables Agreement will commence at Closing and will continue until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the Tax Receivables Agreement for an amount based on an agreed value of payments remaining to be made under the Tax Receivables Agreement.

On July 31, 2015, in connection with, and as a condition to the Closing, TDCC and AgroFresh entered into a Transition Services Agreement (the “Transition Services Agreement”).

Pursuant to the Transition Services Agreement, TDCC will provide AgroFresh with, among other things, certain marketing and sales, customer service, supply chain, environmental health and safety, consulting, business records, packaging and storage, research and development, information technology and finance services for a limited period of time after the Closing (ranging from six months to five years depending on the service), in exchange for the fees set forth in the Transition Services Agreement. The Transition Services Agreement also provides for a $5 million execution fee that Boulevard paid to TDCC at the Closing.

On July 31, 2015, in connection with, and as a condition to the Closing, TDCC, R&H, Boulevard and the Sponsor entered into a Warrant Purchase Agreement (the “Warrant Purchase Agreement”).

Pursuant to the Warrant Purchase Agreement, beginning on the Closing Date and ending on the date that is nine months after the Closing Date, the Company is required to purchase in the open market warrants issued in connection with Boulevard’s initial public offering (the “Public Offering”), in an aggregate amount of $10 million, at a purchase price per warrant of no more than $1.25. If the Company has not purchased in the aggregate $10 million of warrants before April 30, 2016, the Sponsor may sell to the Company private placement warrants it holds at $1.00 per private placement warrant to satisfy the obligation (such private placement warrants, together with all other warrants purchased under the Warrant Purchase Agreement, the “Purchased Warrants”). Pursuant to the Warrant Purchase Agreement, the Company is required to issue to R&H no later than April 30, 2016, warrants to purchase the Company’s Common Stock representing 66-2/3% of the Purchased Warrants at no cost to R&H and on the same terms as the warrants issued in connection with the Public Offering. In the event that the Company has not issued to R&H an aggregate of 6,000,000 warrants on or prior to April 30, 2016, (a) the Sponsor will be required to transfer to the Company, at no cost to the Company, the number of warrants equal to one-half of the difference between (i) 6,000,000 and (ii) the number of warrants issued by the Company to R&H on or prior to such date (such difference between clauses (i) and (ii), the “Make-Up Warrant Amount”) and (b) the Company will be required to issue such number of warrants equal to the Make-Up Warrant Amount.

On July 31, 2015, in connection with, and as a condition to the Closing, Boulevard, the Initial Stockholders and Avenue Capital Management II, L.P. entered into an Omnibus Termination Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, (i) the Second Amended and Restated Sponsor Warrants Purchase Agreement, dated February 12, 2014, (ii) the Securities Purchase Agreement, dated November 19, 2013, (iii) the Promissory Note, dated November 19, 2013, (iv) the Registration Rights Agreement, dated February 12, 2014, (v) the Securities Assignment Agreement, dated January 31, 2014, and (vi) the Administrative Services Agreement, dated February 12, 2014, which were each entered into in connection with the Public Offering, were terminated.

AGROFRESH SOLUTIONS, INC.

(f/k/a BOULEVARD ACQUISITION CORP.)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

9. Subsequent Events (continued)

In addition, on July 31, 2015, (i) each of the Initial Stockholders entered into Letter Agreements with Boulevard (each a “Letter Agreement” and collectively, the “Letter Agreements”), with each Letter Agreement replacing and superseding each Initial Stockholder’s respective Letter Agreement, dated February 12, 2014, with Boulevard, executed in connection with the Public Offering, and (ii) Boulevard, the Initial Stockholders and Continental Stock Transfer & Trust Company, the Company’s transfer agent, entered into an amendment to the Securities Escrow Agreement, dated February 12, 2014 (the “Escrow Agreement Amendment”), which was executed in connection with the Public Offering.

Pursuant to the terms of the Purchase Agreement, the Letter Agreements terminated the existing lock-up agreements between Boulevard and the Initial Stockholders and the existing escrow periods for the Common Stock and warrants of the Company held by the Initial Stockholder’s, respectively. The Letter Agreements provide for a lock-up period for the shares of Common Stock held by the Initial Stockholders ending twelve months after the Closing. The Escrow Agreement Amendment extended the existing escrow period of (i) the Common Stock held by the Initial Stockholders until the expiration of the lock-up period under the Letter Agreements, and (ii) the warrants of the Company held by the Initial Stockholders until 30 days after the Closing.

During the three and six months ended June 30, 2015, the Company recorded approximately $0.8 million in transaction costs related to the Initial Business Combination, which are included in general and administrative expenses in the condensed statement of operations.

The following pro forma results for the three and six months ended June 30, 2015 and 2014 assumes the acquisition occurred as of the beginning of 2014 and is inclusive of preliminary purchase price adjustments. The Company did not include in the unaudited pro forma adjustments one time charges of approximately $19.7 million. The pro forma results are not necessarily indicative of the results that actually would have been obtained.

	Unaudited		Unaudited
	Three Months Ended (in thousands)		Six Months Ended (in thousands)
	2015	2014	2015	2014

Net Sales	$17,229	$17,372	$49,525	$46,494

Net loss	(25,619)	(25,655)	(34,093)	(34,344)

The unaudited pro forma results have been prepared to illustrate the effect of the Business Combination and related financing transactions and have been prepared for informational purposes only and should not be relied upon. The historical financial results of the Company and AgroFresh have been combined and adjusted in the pro forma results to give effect to pro forma events that are (1) directly attributable to the Business Combination and related financing transactions, (2) factually supportable and (3) with respect to the net sales and earnings, expected to have a material continuing impact on the results of the post-Transaction company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

On July 31, 2015, we consummated our previously announced business combination (the “Transaction”) pursuant to which we acquired the AgroFresh business from The Dow Chemical Company (“TDCC”) in accordance with the terms of a Stock Purchase Agreement, dated as of April 30, 2015 (the “Purchase Agreement”), between us and TDCC. In connection with the closing of the Transaction, on July 31, 2015, we changed our name from Boulevard Acquisition Corp. to AgroFresh Solutions, Inc. This Quarterly Report on Form 10-Q (this “Report”) covers a period prior to the closing of the Transaction. As a result, references in this Report to the “Company,” “us” or “we” refer to the registrant prior to the closing of the Transaction, unless the context requires otherwise. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this Report.  Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2015, and in our Definitive Proxy Statement filed with the SEC on July 16, 2015, as well as those discussed in the section entitled “Note Regarding Forward-Looking Statements” below.

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a former blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our business combination. We consummated our initial public offering on February 19, 2014. After the closing of the Transaction on July 31, 2015, we changed our name to AgroFresh Solutions, Inc. and became a holding company whose assets primarily consist, though our subsidiary companies, of the assets comprising the AgroFresh business. We used the proceeds of our initial public offering (including proceeds from the partial exercise by the underwriters of their over-allotment option) and the sale of private placement warrants to Boulevard Acquisition Sponsor, LLC, our sponsor, to fund a portion of the purchase price for the Transaction.

Results of Operations

For the period three months and six months ended June 30, 2015, we had a net loss of $975,095 and $1,280,381, respectively. These compare to losses of $193,836 and $232,816 for the three months and six months ended June 30, 2014, respectively. The Company’s expenses in the three and six months ended June 30, 2015 reflected increased costs related to our search for an acquisition, along with, in the six months ended June 30, 2015 annual costs related to taxes and membership costs.

Through June 30, 2015, we had neither engaged in any significant operations nor generated any revenues to date. Our only activities from inception through June 30, 2015 were those necessary to prepare for the initial public offering, organizational activities and the identification of a potential target business for our business combination. Through June 30, 2015, we did not generate any operating revenues, and we generated non-operating income in the form of interest income on cash and cash equivalents. Through June 30, 2015, there was no significant change in our financial or trading position and no material adverse change had occurred since the date of our audited financial statements.

Liquidity and Capital Resources

Through June 30, 2015, our liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares to our sponsor and amounts held outside of our trust account. We received proceeds of 221,500,000 from (i) the sale of the units in our initial public offering, after deducting offering expenses of approximately $750,000, underwriting commissions of $4,410,000 (excluding deferred underwriting commissions of up to $7,717,500), and (ii) the sale of the private placement warrants for a purchase price of $6,160,000 (including proceeds from the partial exercise by the underwriters of their over-allotment option). As of June 30, 2015, $220,500,000 of such proceeds was being held in the trust account, $7,717,500 of which consisted of deferred underwriting commissions.

As of June 30, 2015, investment securities in our trust account consisted of $220,504,371 in shares in money market accounts invested in U.S. government Treasury securities.

During the six months ended June 30, 2015, we obtained an advance of $380,000 from Avenue Capital Management II, L.P. in the form of a note payable to pay certain working capital expenses related to the Transaction.

As of June 30, 2015, we had a cash balance of $305,808, held outside of our trust account, which was available for use by us to cover the costs associated with identifying a target business and negotiating a business transaction and other general corporate uses.

On May 22, 2015, we entered into separate subscription agreements (each, a “Subscription Agreement”) with five investors (each, an “Investor”), pursuant to which the Investors agreed to purchase, and we agreed to sell to the Investors, an aggregate of 4,878,048 shares (the “Shares”) of our common stock for a purchase price of $10.25 per Share and an aggregate purchase price of approximately $50.0 million. The closing of the sale of the Shares pursuant to the Subscription Agreements was contingent upon the anticipated consummation of the Transaction (and occurred on July 31, 2015).

On July 31, 2015, in connection with the consummation of the Transaction, AgroFresh, a wholly-owned indirect subsidiary of the Company entered into a new credit facility. Please see Item 2 — “Management’s Discussion and Analysis of Financial Condition and Result of Operations—Business Combination with AgroFresh” for additional information.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

As of June 30, 2015, we did not have any long term debt, capital lease obligations, operating lease obligations or purchase obligations (i) other than a monthly fee of $10,000 payable to Avenue Capital Management II, L.P., an affiliate of our sponsor, for office space, utilities, secretarial and administrative services, which was terminated on July 31, 2015 in connection with the closing of the Transaction, and (ii) a note payable of $380,000 from Avenue Capital Management II, L.P. to cover certain working capital expenses related to the closing of the Transaction.  The note was repaid upon the closing of the business combination on July 31, 2015.

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

Investments Held in Trust Account

$220,500,000 from our initial public offering (including proceeds from the partial exercise by the underwriters of their over-allotment option) was placed into a trust account with Continental Stock Transfer & Trust Company serving as trustee. As of June 30, 2015, investment securities in our trust account consisted of $220,504,371 in shares in money market accounts invested in U.S. government treasury securities with a maturity of 180 days or less.

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

Business Combination with AgroFresh

On April 30, 2015, we and TDCC entered into the Purchase Agreement, pursuant to which we agreed to purchase all of the issued and outstanding shares of capital stock of AgroFresh Inc. (“AgroFresh”) from TDCC, resulting in AgroFresh becoming a wholly-owned, indirect subsidiary of the Company.

The Transaction was consummated on July 31, 2015. Pursuant to the Purchase Agreement, the Company paid the following consideration to Rohm and Haas Company (“R&H”), a wholly-owned subsidiary of TDCC: (i) 17.5 million shares of the Company’s common stock (the “Stock Consideration”) and (ii) $635 million in cash (the “Cash Consideration”). As part of the Transaction, funds in the Company’s trust account were used to:

•                  Pay approximately $173.4 million of the Cash Consideration;

•                  Reimburse TDCC for approximately $7.89 million of expenses in connection with the Transaction, including the (i) $5 million execution fee owed pursuant to the Transition Services Agreement, dated as of July 31, 2015, between TDCC and AgroFresh and (ii) the $875,000 commitment fee, pursuant to the Standby Agreement, dated April 30, 2015, by and among the Company, TDCC and Avenue Special Opportunities Fund II, L.P. (the “Standby Agreement”); and

•                  Reimburse approximately $12.6 million of expenses of the Company, our Sponsor and Avenue Capital Management II, L.P. (including the repayment of the working capital advanced by Avenue Capital Management II, L.P.)

In addition, in connection with the Closing the Company issued the Shares to the Investors pursuant to the Subscription Agreements.

In addition to the Cash Consideration paid at Closing, TDCC will be entitled to receive (i) in 2018 an additional deferred payment from the Company of $50,000,000, subject to the achievement of a specified average EBITDA level over the two year period from January 1, 2016 to December 31, 2017, and (ii) pursuant to a tax receivables agreement, 85% of the amount of any tax savings, if any, in U.S. Federal, state and local income tax or franchise tax that the Company actually realizes as a result of the increase in tax basis of the AgroFresh assets resulting from a section 338(h)(10) election that the Company and TDCC will make in connection with the Transaction.

In connection with the consummation of the Transaction, AgroFresh, as the borrower and AF Solutions Holdings LLC (“AF Holdings”), each a wholly-owned subsidiary of the Company, acting as guarantor, entered into a Credit Agreement with Bank of Montreal, as administrative agent (the “Agent”), BMO Capital Markets Corp., Credit Suisse Securities (USA) LLC (“Credit Suisse”), and Sumitomo Mitsui Banking Corporation (“Sumitomo”) as joint lead arrangers and joint bookrunners, BMO Capital Markets Corp. and Credit Suisse, as joint physical bookrunners, Credit Suisse as syndication agent, Sumitomo as documentation agent, and the lenders party thereto from time to time (the “Credit Facility”). The Credit Facility consists of a $425 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a $25 million revolving loan (which revolving loan includes a $10 million letter-of-credit sub-facility) (the “Revolving Loan”). The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan has a scheduled maturity date of July 31, 2019.  Borrowings under the loans shall be comprised of alternate base rate loans (an “ABR Borrowing”) or Eurodollar loans (a “Eurodollar Borrowing”), with the applicable margin of interest being ABR plus 3.75% per annum for ABR Borrowings and LIBOR plus 4.75% per annum for Eurodollar Borrowings (with step-downs in respect of borrowings under the Revolving Loans dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh and its direct wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”), and (b) AF Holdings, including the common stock of AgroFresh, pursuant to that certain Collateral

Agreement, dated as of July 31, 2015, by and among AgroFresh, its Subsidiary Guarantors, AF Holdings, and the Agent (the “Collateral Agreement”).

The proceeds of the Credit Facility were used to fund a portion of the purchase price payable to R&H, a wholly-owned subsidiary of TDCC, in connection with the Transaction. Amounts available under Revolving Loans may also be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Agreement. On August 6, 2015, the Company filed the Credit Agreement as Exhibit 10.1 to the Company’s Current Report on Form 8-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on October 24, 2013 for the purpose of effecting a business combination. As of June 30, 2015, we had not yet commenced any significant operations or generated any revenues. All activity through June 30, 2015 relates to our formation, our initial public offering, the identification and evaluation of prospective candidates for an initial business combination, and general corporate matters. The proceeds from our initial public offering and the sale of private placement warrants, including proceeds from the partial exercise by the underwriters of their over-allotment option, were placed into a trust account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

Upon the closing of the Transaction, Thomas D. Macphee was appointed to serve as the Company’s Chief Executive Officer, and Stuart Gleichenhaus was appointed to serve as the Company’s Interim Chief Financial Officer. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based upon their evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Other than the risk factors disclosed in the Definitive Proxy Statement filed with the SEC by the Company on July 16, 2015, which are incorporated herein by reference, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

On May 22, 2015, we entered into the Subscription Agreements with the Investors, pursuant to which the Investors agreed to purchase, and the Company agreed to sell to the Investors, the Shares for a purchase price of $10.25 per Share and an aggregate purchase price of approximately $50.0 million, contingent upon the anticipated consummation of the Transaction. The sale of the Shares occurred on July 31, 2015, simultaneously with the consummation of the Transaction, and the proceeds were used to pay for a portion of the Cash Consideration payable in connection with the Transaction.

The Shares purchased pursuant to the Subscription Agreements are subject to “lockup” provisions.  Specifically, each Investor has agreed in its Subscription Agreement that it will not, during the period commencing on the closing of the purchase and sale of the Shares and continuing until the expiration of the 90 day period following the closing of the Transaction, without the prior written consent of the Company, sell, assign, pledge or otherwise transfer, make any short sale of or grant any option for the purchase of, or enter into any hedging or similar transaction with the same economic effect as a transfer of, any of the Shares.

The Company has agreed that, promptly after the consummation of the Transaction, it will file with the Securities and Exchange Commission a registration statement registering the resale of the Shares, and will use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable following the filing thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY AND DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1

Stock Purchase Agreement, dated as of April 30, 2015, by and between Boulevard and TDCC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36316) filed with the Securities and Exchange Commission on May 4, 2015)

10.1

Standby Agreement, dated as of April 30, 2015, by and among the Company, Avenue Special Opportunities Fund II, L.P. and TDCC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36316) filed with the Securities and Exchange Commission on May 4, 2015)

10.2

Letter Agreement, dated as of April 30, 2015, by and among the Company, Avenue Capital Management II, L.P., Avenue Special Opportunities Fund II, L.P. and TDCC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36316) filed with the Securities and Exchange Commission on May 4, 2015)

10.3

Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36316) filed with the Securities and Exchange Commission on May 22, 2015.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Interim Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*  Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGROFRESH SOLUTIONS, INC.

By:	/s/ Thomas D. Macphee
Thomas D. Macphee
Chief Executive Officer
(principal executive officer)

By:	/s/ Stuart Gleichenhaus
Stuart Gleichenhaus
Interim Chief Financial Officer
(principal financial and accounting officer)

Date: August 14, 2015