Form 10-Q
period 2015-09-30
AgroFresh Solutions, Inc.
filed 2015-11-16
CIK 1592016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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
(Do not check if a
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  ☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock outstanding as of November 13, 2015 was 49,940,548.

PART I - FINANCIAL INFORMATION

AgroFresh Solutions, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	Successor	Predecessor
	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$28,755	$—
Accounts receivable, net of allowance for doubtful accounts of $- and $1,678, respectively	84,053	64,399
Inventories	89,815	12,193
Other assets	4,666	—
Deferred income tax assets - current	—	2,574
Total current assets	207,289	79,166
Property and equipment, net	4,507	4,134
Goodwill	41,555	155,953
Intangible assets, net	829,229	96,961
Deferred income tax assets — noncurrent	401	475
Other Assets	2,763	817
Total Assets	$1,085,744	$337,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$10,527	$5,944
Current portion of long-term debt	4,250	—
Income taxes payable	—	51,137
Deferred income tax liabilities — current	401	32
Accrued and other current liabilities	37,772	12,057
Total current liabilities	52,950	69,170
Noncurrent liabilities
Long-term debt	407,163	—
Other noncurrent liabilities	169,978	7,461
Deferred income tax liabilities — noncurrent	9,779	26,524
Total liabilities	639,870	103,155

Commitments and contingencies (see Note 16)
Stockholders’ equity
Common stock, par value $0.0001; 400,000,000 shares authorized and 49,940,548 shares issued and outstanding at September 30, 2015	5	—
Preferred stock; par value $0.0001, 1 share authorized and outstanding at September 30, 2015	—	—
Additional paid-in capital	467,520	—
Accumulated deficit	(20,223)	—
Accumulated other comprehensive (loss) income	(1,428)	2,058
Net parent investment	—	232,293
Total equity	445,874	234,351
Total liabilities and stockholders’ equity	$1,085,744	$337,506

See accompanying notes to condensed consolidated financial statements.

AgroFresh Solutions, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In thousands, except share and per share data)

(Unaudited)

	Successor	Predecessor
	August 1, 2015 Through September 30, 2015	July 1, 2015 Through July 31, 2015	January 1, 2015 Through July 31, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014

Net sales	$59,650	$2,157	$52,682	$66,245	$113,739
Cost of sales (excluding amortization, shown separately below)	45,719	513	10,630	10,383	19,420
Gross profit	13,931	1,644	42,052	55,862	94,319
Research and development expenses	1,946	1,084	11,599	5,368	15,574
Selling, general, and administrative expenses	12,744	1,912	16,774	8,081	23,436
Amortization of intangibles	6,815	2,410	16,895	7,430	22,303
Operating (loss) income	(7,574)	(3,762)	(3,216)	34,983	33,006
Other (expense) income	(1,462)	2	8	(5)	(5)
Loss on foreign currency exchange	(263)	—	—	—	—
Interest expense, net	(9,313)	—	—	—	—
(Loss) income before income taxes	(18,612)	(3,760)	(3,208)	34,978	33,001
(Benefit) provision for income taxes	(4,591)	(1,232)	10,849	10,493	21,246
Net (loss) income	$(14,021)	$(2,528)	$(14,057)	$24,485	$11,755
Loss per share:
Basic	$(0.28)	—	—	—	—
Diluted	$(0.28)	—	—	—	—
Weighted average shares outstanding
Basic	49,457,847	—	—	—	—
Diluted	49,457,847	—	—	—	—

See accompanying notes to condensed consolidated financial statements.

AgroFresh Solutions, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Successor	Predecessor
	August 1, 2015 Through September 30, 2015	July 1, 2015 Through July 31, 2015	January 1, 2015 Through July 31, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014

Net (loss) income	$(14,021)	$(2,528)	$(14,057)	$24,485	$11,755
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,428)	1,034	(1,725)	4,702	1,943
Comprehensive (loss) income, net of tax	$(15,449)	$(1,494)	$(15,782)	$29,187	$13,698

See accompanying notes to condensed consolidated financial statements.

AgroFresh Solutions, Inc.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For Nine Months Ended September 30, 2015

(In thousands, except share and per share data)

(Unaudited)

	The AgroFresh Business (Predecessor)
							Accumulated	Total
	Preferred Stock		Common Stock		Net Parent	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Investment	Deficit	Income	Equity
Balance at December 31, 2014, Predecessor	—	$—	—	$—	$232,293	$—	$2,058	$234,351
Net loss	—	—	—	—	(14,057)	—	—	(14,057)
Other comprehensive loss	—	—	—	—	—	—	(1,725)	(1,725)
Additional paid in capital	—	—	—	—	6,211	—	—	6,211
Balance at July 31, 2015, Predecessor	—	$—	—	$—	$224,447	$—	$333	$224,780

	AgroFresh Solutions, Inc. (Successor)
					Additional		Accumulated	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of July 31, 2015, Successor	—	$—	6,876,248	$1	$7,080	$(6,202)	$—	$879
Reclassification of redeemable shares	—	—	20,686,252	2	206,860	—	—	206,862
Issuance of PIPE shares	—	—	4,878,048	—	50,000	—	—	50,000
Issuance of common and preferred shares to Dow	1	—	17,500,000	2	209,998	—	—	210,000
Reclassification of warrants	—	—	—	—	(6,160)	—	—	(6,160)
Equity-based compensation	—	—	—	—	662	—	—	662
Repurchase of warrants	—	—	—	—	(920)	—	—	(920)
Loss of foreign currency translation adjustment	—	—	—	—	—	—	(1,428)	(1,428)
Net loss	—	—	—	—	—	(14,021)	—	(14,021)
Balance at September 30, 2015	1	$—	49,940,548	$5	$467,520	$(20,223)	$(1,428)	$445,874

See accompanying notes to condensed consolidated financial statements.

AgroFresh Solutions, Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Successor	Predecessor
	August 1, 2015 through September 30, 2015	January 1, 2015 Through July 31, 2015	Nine Months Ended September 30, 2014
Cash flows from operating activities
Net (loss) income	$(14,021)	$(14,057)	$11,755
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,891	17,379	22,798
Stock based compensation	673	—	—
Amortization of inventory fair value adjustment	38,702	—	—
Transaction costs	(4,637)	—	—
Deferred income taxes	(4,591)	(4,218)	(7,304)
Loss on sales of property	—	(12)	—
Other	(160)	—	—
Changes in operating assets and liabilities (net of effects of acquisition):
Accounts receivable	(53,877)	42,585	(9,488)
Inventories	580	(5,756)	(2,606)
Prepaid expenses and other current assets	(4,316)	—	—
Accounts payable	10,216	(798)	390
Accrued expenses and other liabilities	7,355	—	—
Income taxes payable	—	(36,070)	(5,305)
Other assets and liabilities	—	(4,651)	(4,880)

Net cash (used in) provided by operating activities	(17,185)	(5,598)	5,360

Cash flows from investing activities
Cash paid for property and equipment	(219)	(676)	(1,053)
Proceeds from sale of property	—	63	—
Acquisition of business, net of cash acquired	(625,541)	—	—
Restricted cash	220,505	—	—
		—
Net cash (used in) provided by investing activities	(405,255)	(613)	(1,053)

Cash flows from financing activities
Proceeds from long term debt	425,000	—	—
Payment of debt issuance costs	(12,889)	—	—
Payment of revolving credit facility fees	(1,252)	—
Other financing costs	(7,776)	—
Repayment of long term debt	(1,063)	—
Proceeds from private placement	50,000	—	—
Borrowings under revolving credit facility	500	—
Repayments of revolving credit facility	(500)	—
Insurance premium financing	1,294	—	—
Repayment of notes payable	(380)	—	—
Repurchase of warrants	(920)	—	—
Cash transfers to/from parent, net	—	6,211	(4,307)

Net cash provided by (used in) financing activities	452,014	6,211	(4,307)

Effect of exchange rate changes on cash and cash equivalents	(903)	—	—
Net (decrease)/increase in cash and cash equivalents	28,671	—	—
Cash and cash equivalents, beginning of period	84	—	—
Cash and cash equivalents, end of period	$28,755	$—	$—
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$4,141
Income taxes	—
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock as consideration for acquisition of business	$210,000
Acquisition-related contingent consideration	181,366

See accompanying notes to condensed consolidated financial statements.

AgroFresh Solutions, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business

AgroFresh Solutions, Inc. (the “Company”) is a global agricultural innovator in proprietary advanced technologies that enhance the freshness, quality, and value of fresh produce. The Company currently offers SmartFresh™ applications at customer sites through a direct service model utilizing third-party contractors and provides advisory services based on its extensive knowledge base on the use of its products collected through thousands of monitored applications. The Company operates in over 40 countries and currently derives the majority of its revenue working with customers to protect the value of apples, pears, and other produce during storage. Line extensions and new services have been introduced to strengthen the Company’s global position in post-harvest storage and to capitalize on adjacent growth opportunities in pre-harvest markets.

The end markets that the Company serves are seasonal and are generally aligned with the seasonal growing patterns of the Company’s principal customers’ growing activities. For those customers growing, harvesting or storing apples, the Company’s primary target market, the peak season in the southern hemisphere is the first and second quarters of each year, while the peak season in the northern hemisphere is the third and fourth quarters of each year. Within each six month period of a year, or the first half months of January through June, and the second half months of July through December, the apple growing season has historically occurred during both quarters. A variety of factors, including weather, may affect the timing of the growing, harvesting and storing patterns of the Company’s customers and therefore shift their consumption of the Company’s services and products between the first and second quarters primarily in the southern hemisphere or between the third and fourth quarters primarily in the northern hemisphere.

The Company was originally incorporated as Boulevard Acquisition Corp. (“Boulevard”), a blank check company, in Delaware on October 24, 2013, and was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. On July 31, 2015, the Company completed a Business Combination (refer to Note 3) and changed its name to AgroFresh Solutions, Inc. Prior to consummation of the Business Combination, the Company’s efforts were limited to organizational activities, its initial public offering and related financings, and the search for suitable business acquisition transactions.

2.              Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). For additional information, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the AgroFresh Business (defined below) and notes thereto for the year ended December 31, 2014 included in the Company’s definitive proxy statement filed with the SEC on July 16, 2015. The “AgroFresh Business” refers to the business conducted prior to the closing of the Business Combination by The Dow Chemical Company (“Dow”) through a combination of wholly-owned subsidiaries and operations of Dow, including through AgroFresh Inc. in the United States.

As a result of the Business Combination, the Company was identified as the acquirer for accounting purposes, and the AgroFresh Business is the acquiree and accounting Predecessor. The Company’s financial statement presentation reflects the AgroFresh Business as the “Predecessor” for periods through July 31, 2015 (the “Closing Date”). On the Closing Date, Boulevard was re-named AgroFresh Solutions, Inc. and is the “Successor” for periods after the Closing Date, which includes consolidation of the AgroFresh Business subsequent to the Closing Date. The acquisition was accounted for as a business combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of net assets acquired. See Note 3 for further discussion of the Business Combination. As a result of the application of the acquisition method of accounting as of the effective time of the Business Combination, the financial statements for the Predecessor period and for the Successor period are presented on a different basis and, therefore, are not comparable. The historical financial information of Boulevard prior to the Business Combination has not been reflected in the Predecessor period financial statements as those amounts are not considered to be material.

For the Condensed Statements of Stockholders’ Equity, the Predecessor results reflect the equity balances and activities of the AgroFresh Business at December 31, 2014 and July 31, 2015 prior to the closing of the Business Combination and the activities of the Predecessor through July 31, 2015 prior to the closing of the Business Combination; and the Successor results reflect the Company’s equity balances at July 31, 2015 following the closing of the Business Combination and the activities of the Company through September 30, 2015 following the closing of the Business Combination. For the fiscal year 2015, the Company’s financial statements reflect the one month and seven months ended July 31, 2015 (Predecessor) and the two months ended September 30, 2015 (Successor). For fiscal year 2014, the Company’s financial statements reflect the three months (quarter) and nine months (year to date) ended September 30, 2014 (Predecessor).

In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments, including normal and recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year. The Company’s financial results are affected by the inherent seasonality of the agricultural industry. Financial information for the two months ended September 30, 2015 (Successor) and seven months ended July 31, 2015 (Predecessor) should not be annualized because of the seasonality of the Company’s business.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company is an emerging growth company, and can adopt the new or revised standard at the time private companies adopt the new or revised standard. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Management believes that such estimates have been based on reasonable and supportable assumptions and the resulting estimates are reasonable for use in the preparation of the condensed consolidated financial statements. Actual results could differ from these estimates. The Company’s significant estimates include the allocation of the purchase price to the fair value of assets acquired and liabilities assumed, impairment of goodwill and identifiable intangible assets, stock-based compensation, contingent liabilities and income tax valuation allowances.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue is recognized when there is evidence of an arrangement, the price is fixed and determinable, collection from the customer is probable and either an application service has been provided or, in certain arrangements, risk and title to product has been transferred to the customer, and usually occurs when the application occurs or at the time of shipment, respectively. The Company’s standard terms of delivery are included in its contracts of sale, order confirmation documents and invoices. Sales are recorded net of provisions for customer discounts and rebate programs.

Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Accounts and Other Receivables, Net

Accounts and other receivables, net consist primarily of (i) outstanding amounts invoiced to end-users, re-sellers and third party contractors and (ii) unbilled revenue in arrangements where the earnings process has been completed but invoices have not been issued as of the reporting date. The allowance for doubtful accounts is based on historical experience and a review on a specific identification basis of the collectability of existing receivables.

Inventories

Inventories, consisting primarily of chemical products, are valued at the lower of cost (under the first-in, first-out method) or market. In connection with the Business Combination, the Company recognized a step-up in fair value of inventory of $111.4 million, which is being amortized into cost of sales in the condensed consolidated statements of (loss) income over a period approximating the Company’s estimated inventory turnover cycle and is expected to become fully amortized during fiscal year 2016.

Property and Equipment

Property and equipment includes leasehold improvements and equipment. Property and equipment acquired in business combinations are initially recorded at their estimated fair value. Property and equipment acquired or constructed in the normal course of business are initially recorded at cost. The Company provides for depreciation and amortization based on the estimated useful lives of assets using the straight-line method.

Estimated useful lives are as follows:

Leasehold improvements	Shorter of useful life or lease term
Equipment	3–15 years

Leasehold improvements are amortized on the straight-line basis over the shorter of the estimated useful lives of the assets or the related lease term, which generally includes reasonably assured option periods expected to be exercised by the Company when the Company would suffer an economic penalty if not exercised.

Gains and losses on the disposal of assets are recorded as the difference between the net proceeds received and net carrying values of the assets disposed and are included in loss (gain) on disposal of assets in the consolidated statements of comprehensive (loss) income.

Debt Issuance Costs

The debt issuance costs associated with the Term Loan (defined in Note 9 below) were capitalized against the principal balance of the debt, and the Revolving Loan costs (defined in Note 9 below) were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility.

Goodwill and Indefinite-lived Intangible Assets

The Company’s goodwill and trade names are not amortized, but tested annually for impairment and tested more frequently for impairment if events and circumstances indicate that the asset might be impaired. The Company conducts annual goodwill and trade names impairment tests on the last day of each fiscal year or whenever an indicator of impairment exists.

In assessing goodwill impairment, the Company has the option to first assess the qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the qualitative factors indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a two-step impairment test of goodwill. In the first step, the Company estimates the fair value of the reporting unit and compares it to the carrying value of the reporting unit. If the carrying value exceeds the estimated fair value of the reporting unit, the second step is performed to measure the amount of the impairment loss, if any. In the second step, the amount of the impairment loss is the excess of the carrying amount of the goodwill over its estimated fair value.

The Company’s indefinite-lived intangible assets, which primarily relate to trade names, are not amortized, but are tested at least annually for impairment using a quantitative impairment analysis, and more frequently if events and circumstances indicate that the asset might be impaired. The quantitative impairment analysis compares the fair value of each indefinite-lived intangible asset, based on discounted future cash flows using a relief-from-royalties methodology with the carrying value of the asset. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is measured as the difference between the implied fair value of the indefinite-lived intangible asset and its carrying amount.

Intangible Assets, Net

Intangible assets subject to amortization primarily comprise acquired technology and customer relationships and are amortized on the straight-line basis over their estimated useful lives.

Stock-Based Compensation

The Company grants various stock-based compensation awards to its officers and employees with service (time) and/or performance vesting conditions and which in some cases include a requirement or an option of the holder for settlement in cash upon exercise, including phantom stock awards.

Awards without cash settlement conditions are accounted for as equity-based and the Company measures and recognizes compensation expense based on their estimated grant date fair values.

Awards with cash settlement conditions, including phantom awards and stock appreciation rights, are accounted for as liability-based (except where cash-settlement is exclusively at the option of the Company) and the Company measures and recognizes compensation expense based on their estimated fair values as of the most recent reporting date.

Fair values are estimated using an option pricing model for option grants and stock appreciation rights and the closing price of the Company’s common stock for restricted stock awards; fair values of phantom awards are estimated on the same basis as the stock-based award upon which their terms are derived.

Compensation expense for the Company’s stock-based compensation awards is generally recognized on a straight-line basis; for awards with performance conditions, compensation expense is recognized if satisfaction of the performance condition is considered probable.

Income Taxes

The provision for income taxes has been determined using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted rates. The effect of a change in tax rates on deferred tax assets is recognized as an item of income or loss in the period that includes the enactment date. Deferred taxes are not provided on the unremitted earnings of subsidiaries outside of the United States when it is expected that these earnings will be permanently reinvested.

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ from the amounts accrued.

The financial statement effect of an uncertain income tax position is recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Accruals are recorded for other tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated.

Contingencies

The Company recognizes liabilities for contingencies when it is probable that an asset has been impaired or that a liability has been incurred and the amount of impairment or loss can be reasonably estimated. The Company’s ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. The Company records legal settlement costs when those costs are probable and reasonably estimable.

Fair Value of Financial Instruments

The Company measures fair value using the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three tiers in the fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•                  Level 1, defined as observable inputs such as quoted prices in active markets;

•                  Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•                  Level 3, defined as unobservable inputs which reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include the use of third-party pricing services, option pricing models, discounted cash flow models and similar techniques.

Foreign Currency Translation

An entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash.  Assets and liabilities are translated at period-end rates; income statement amounts are translated at average rates during the course of the period. Translation gains and losses of those operations that use local currency as the functional currency, are included in accumulated other comprehensive income in the condensed consolidated balance sheets.

Warrants

Public Warrants

On February 19, 2014, the Company sold 21,000,000 units at a price of $10.00 per unit (the “Units”) in its initial public offering (the “Public Offering”). Each Unit consisted of one share of the Company’s common stock and one-half of one warrant (“Warrant”). On March 13, 2014, the Company sold an additional 1,050,000 Units pursuant to the partial exercise by the underwriters for the Public Offering of their over-allotment option. Each such additional Unit consisted of one share of the Company’s common stock and one-half of one Warrant. Each whole Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $11.50 per share. These warrants are classified in equity.

Private Placement Warrants

Simultaneously with the Public Offering the Company issued 5,950,000 warrants, and upon the underwriters’ partial exercise of their over-allotment option on March 13, 2014, the Company issued an additional 210,000 warrants (collectively, the “Private Placement Warrants”). As of the Closing Date, these Private Placement Warrants were subject to the Warrant Purchase Agreement (see Note 3), resulting in liability classification. At the end of each reporting period this liability will be marked-to-market until settlement.

Recently Issued Accounting Standards and Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption when implementing this standard. On July 9, 2015, the FASB voted to defer the effective date of this ASU by one year to December 15, 2017, for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the effects of this update.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” The update requires an entity to measure inventory at the lower of cost or net realizable value; subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. The amendments in this update are effective for annual and interim periods beginning after December 15, 2016 and should be applied retrospectively.  Early adoption is permitted. The Company is currently evaluating the effects of this update.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” The update requires that an acquirer in a business combination recognize adjustments to provisional amounts, and related changes in depreciation, amortization or other income effects, that are identified during the measurement period in the reporting period in which the adjustment amount is determined. In addition, an entity is required to present separately the portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this update are effective for annual and interim periods beginning after December 15, 2015 and should be applied prospectively.  Early adoption is permitted. The Company is currently evaluating the effects of this update.

3.              Business Combination

On July 31, 2015, the Company consummated a business combination (the “Business Combination”) pursuant to the Stock Purchase Agreement, dated April 30, 2015 (the “Purchase Agreement”), by and between the Company and Dow providing for the acquisition by the Company of the AgroFresh Business from Dow, resulting in AgroFresh Inc. becoming a wholly-owned, indirect subsidiary of the Company. The Company was not required to redeem any shares of its common stock in connection with the closing of the Business Combination (the “Closing”). In the Business Combination and pursuant to the Purchase Agreement, the Company paid the following consideration to Rohm and Haas Company (“Rohm and Haas”), a subsidiary of Dow: (i) 17,500,000 shares of common stock (the “Stock Consideration”) and (ii) $635 million in cash (the “Cash Consideration”).

In addition, Dow is entitled to receive in 2018 a deferred payment from the Company of $50 million, subject to the Company’s achievement of a specified average EBITDA level over the two year period from January 1, 2016 to December 31, 2017.

On July 31, 2015, in connection with, and as a condition to, the Closing, Dow, Rohm and Haas, the Company and Boulevard Acquisition Sponsor, LLC (the “Sponsor”) entered into a Warrant Purchase Agreement (the “Warrant Purchase Agreement”). Pursuant to the Warrant Purchase Agreement, beginning on the Closing Date and ending on the date that is nine months after the Closing Date, the Company is required to purchase in the open market warrants issued in connection with the Public Offering, in an aggregate amount of $10 million, at a purchase price per warrant of no more than $1.25. If the Company has not purchased in the aggregate $10 million of warrants before April 30, 2016, the Sponsor may sell to the Company private placement warrants it holds at $1.00 per private placement warrant to satisfy the obligation (such private placement warrants, together with all other warrants purchased under the Warrant Purchase Agreement, the “Purchased Warrants”). Pursuant to the Warrant Purchase Agreement, the Company is required to issue to Rohm and Haas no later than April 30, 2016, warrants to purchase the Company’s common stock representing 66-2/3% of the Purchased

Warrants at no cost to Rohm and Haas and on the same terms as the warrants issued in connection with the Public Offering. In the event that the Company has not issued to Rohm and Haas an aggregate of 6,000,000 warrants on or prior to April 30, 2016, (a) the Sponsor will be required to transfer to the Company, at no cost to the Company, the number of warrants equal to one-half of the difference between (i) 6,000,000 and (ii) the number of warrants issued by the Company to Rohm and Haas on or prior to such date (such difference between clauses (i) and (ii), the “Make-Up Warrant Amount”) and (b) the Company will be required to issue such number of warrants equal to the Make-Up Warrant Amount.

On July 31, 2015, in connection with, and as a condition to, the Closing, Dow, Rohm and Haas, AgroFresh Inc. and Boulevard entered into a Tax Receivables Agreement (the “Tax Receivables Agreement”). Pursuant to the Tax Receivables Agreement, the Company will pay annually to Dow 85% of the amount of the tax savings, if any, in U.S. Federal, state and local income tax or franchise tax that the Company actually realizes as a result of the increase in tax basis of the AgroFresh Inc. assets resulting from a section 338(h)(10) election that the Company and Dow have agreed to make in connection with the Business Combination. While the amount and timing of any payments under the Tax Receivables Agreement will vary depending upon a number of factors, including the amount and timing of the Company’s income, the Company expects that during the anticipated term of the Tax Receivables Agreement the payments that the Company may make to Dow could be substantial. In addition, payments under the Tax Receivables Agreement will give rise to additional tax benefits and therefore to additional potential payments under the Tax Receivables Agreement. The term of the Tax Receivables Agreement will commence at Closing and will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the Tax Receivables Agreement for an amount based on an agreed value of payments remaining to be made under the Tax Receivables Agreement.

In addition, pursuant to the terms of the Purchase Agreement, the amount of the Cash Consideration paid as part of the purchase price is subject to adjustment following the Closing based upon the working capital of the AgroFresh Business as of the Closing Date being greater or less than a target level of working capital determined in accordance with the Purchase Agreement.

The Company accounted for its acquisition of the AgroFresh Business as a business combination under the scope of FASB Accounting Standard Codification Topic (ASC) 805, Business Combinations, or ASC 805. Pursuant to ASC 805, the Company has been determined to be an accounting acquirer since the Company paid cash and equity consideration for all of the assets of the AgroFresh Business. The AgroFresh Business constitutes a business with inputs, processes and outputs.  Accordingly, the acquisition of the AgroFresh Business constitutes the acquisition of a business in accordance with ASC 805 and is accounted for using the acquisition method.

The following summarizes the purchase consideration paid to Dow:

(in thousands)	Calculation of Purchase Price
Cash consideration	$635,000
Stock consideration (1)	210,000
Warrant consideration (2)	19,020
Deferred payment (3)	17,172
Tax amortization benefit contingency (4)	145,174
Total purchase price	$1,026,366

(1)         The Company issued 17,500,000 shares of common stock valued at $12.00 per share as of July 31, 2015.

(2)         As discussed above, the Company entered into a Warrant Purchase Agreement whereby it agreed to issue to Dow a certain number of warrants by April 30, 2016.  The Company calculated the fair value of the 6,000,000 warrants expected to be issued to Dow at $3.17 per warrant as of July 31, 2015.

(3)         As discussed above, the Company agreed to pay Dow a deferred payment of $50 million subject to the achievement of a specified average adjusted EBITDA level over the two year period from January 1, 2016 to December 31, 2017.  The Company estimated the fair value of the deferred payment using the Black-Scholes option pricing model.

(4)         As discussed above, the Company entered into a Tax Receivables Agreement with Dow.  The Company estimated the fair value of future cash payments based upon its estimate that the undiscounted cash payments to be made total approximately $319 million and are based on an estimated intangible write-up amortized over 15 years, tax effected at 37%, with each amortized amount then discounted to present value utilizing an appropriate market discount rate to arrive at the estimated fair value of the cash payments and the associated liability.

The determination of the purchase price, in particular the contingent consideration, is based on preliminary valuations and is subject to final adjustment to reflect the final valuations. These final valuations could have a material impact on the preliminary determination of the total purchase price disclosed above.

The Company recorded a preliminary allocation of the purchase price to the AgroFresh Business’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the July 31, 2015 closing date. The preliminary purchase price allocation is as follows:

Preliminary Purchase Price Allocation (in thousands)
Cash and cash equivalents	$9,459
Accounts receivable and other receivables	30,710
Inventories	129,062
Prepaid expenses and other current assets	359
Total current assets	169,590
Property and equipment	4,364
Identifiable intangible assets	836,044
Noncurrent deferred tax asset	401
Other assets	862
Total identifiable assets acquired	1,011,261
Accounts payable	(364)
Accrued and other current liabilities	(7,746)
Pension and deferred compensation	(712)
Other long-term liabilities	(1,823)
Current deferred tax liability	(401)
Deferred tax liability	(14,371)
Other liabilities	(1,033)
Net identifiable assets acquired	984,811
Goodwill	41,555
Total purchase price	$1,026,366

The preliminary values (in thousands) allocated to identifiable intangible assets and their estimated useful lives are as follows:

(in thousands, except useful life data)	Fair Value	Useful life
Software	$44	4 years
Developed technology	790,500	12 to 23 years
Customer relationships	8,000	24 years
Service provider network	2,000	Indefinite Life
Trade name	35,500	Indefinite Life
Total intangible assets	$836,044
Weighted average life of finite-lived intangible assets		19.89

The goodwill of $41.6 million arising from the Business Combination is primarily attributable to the market position of the AgroFresh Business.  This goodwill is not expected to be deductible for income tax purposes.

For the two months ended September 30, 2015 (Successor), the Company incurred approximately $1.8 million of transaction expenses directly related to the Business Combination.

The Company incurred $0.1 million and $1.4 million of transaction expenses, not reported in the Predecessor condensed consolidated statements of comprehensive income (loss), directly related to the Business Combination for the month ended July 31, 2015 (Predecessor) and the seven months ended July 31, 2015 (Predecessor), respectively.  Transaction expenses, which were $1.3 million through June 30, 2015 and $0.7 million for the fiscal year 2014, were reported by the Company in prior 10-Q and 10-K filings which are also not reported with the Predecessor condensed consolidated statements of comprehensive income (loss).  Cash outflows of $1.2 million related to transaction expenses previously expensed by the Company are reported as cash outflows for operating activities for the two months ended September 30, 2015.  In addition, in connection with the Business Combination, the Company paid deferred underwriter compensation of $7.8 million in connection with the Company’s Public Offering which is included as cash outflows for financing activities for the two months ended September 30, 2015.

The preliminary allocation of the purchase price, as well as the preliminary purchase price, is based on the preliminary valuations performed to determine the fair value of the net assets as of the acquisition date and is subject to final adjustment to reflect the final valuations, including the final working capital settlement and the value of contingent consideration. These final valuations of the assets and liabilities could have a material impact on the preliminary purchase price allocation disclosed above.

The following unaudited pro forma combined financial information presents the Company’s results as though the Company and the AgroFresh Business had combined at January 1, 2014. The unaudited pro forma condensed consolidated financial information has been prepared using the acquisition method of accounting in accordance with U.S. GAAP (in thousands):

	(Unaudited) (in thousands)
	One month ended	Seven months ended	Three months ended	Nine months ended
	July 31, 2015 (pro forma)	July 31, 2015 (pro forma)	September 30, 2014 (pro forma)	September 30, 2014 (pro forma)
Net Sales	$1,990	$51,515	$65,745	$112,239
Net (loss) income	$(5,870)	$(37,585)	$35,527	$2,218

4.              Related Party Transactions

The Company is a party to ongoing agreements with Dow, a related party, including, but not limited to, operating-related agreements for certain transition services, seconded employees and occupancy.  The Company paid Dow an aggregate of $6.9 million for such services for the two-month period ending September 30, 2015, made up of a $5 million prepayment related to the Transition Services Agreement, $1.7 million related to the ongoing costs of the Transition Services Agreement, and $0.2 million for other expenses. As of September 30, 2015 the Company has an outstanding payable to Dow of $2.4 million related to $1.2 million of inventory purchased, $0.6 million for seconded employees, and $0.6 million for other expenses.

5.              Inventories

Inventories at September 30, 2015 and December 31, 2014 consisted of the following:

	Successor	Predecessor
(in thousands)	September 30, 2015	December 31, 2014
Raw material	$1,003	$879
Work-in-process	7,386	6,093
Finished goods (1)	79,938	3,689
Supplies	1,488	1,532
Total inventories	$89,815	$12,193

(1)         The amount shown above includes the unamortized fair value adjustment. Refer to Note 3.

6.              Property and equipment

Property and equipment consisted of the following:

		Successor	Predecessor
(in thousands, except for useful life data)	Useful life (years)	September 30, 2015	December 31, 2014
Leasehold improvements	13-20	$380	$462
Equipment	1-12	3,347	5,118
Construction in progress		856	554
		4,583	6,134
Less: accumulated depreciation		76	2,000
		$4,507	$4,134

Depreciation expense of the Successor for the two months ended September 30, 2015 was $0.1 million. Depreciation expense of the Predecessor for the one month ended and seven months ended July 31, 2015 was $0.1 million and $0.5 million, respectively. Depreciation expense of the Predecessor for the three months and nine months ended September 30, 2014 was $0.1 million and $0.5 million, respectively. Depreciation expense is recorded in selling, general and administrative expense in the condensed consolidated statements of (loss) income.

7.              Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2015 are as follows:

(in thousands)	Goodwill
Balance as of December 31, 2014 (Predecessor)	$155,953
Elimination of Predecessor goodwill	(155,953)
Goodwill as a result of the Business Combination	41,555
Balance as of September 30, 2015 (Successor)	$41,555

The Company’s other intangible assets at September 30, 2015 and December 31, 2014 consisted of the following:

	Successor			Predecessor
	September 30, 2015			December 31, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Other intangible assets:
Developed technology	$790,500	$(6,760)	$783,740	$—	$—	$—
Intellectual property	—	—	—	150,000	(86,250)	63,750
Trade name	35,500	—	35,500	6,000	(3,450)	2,550
Service provider network	2,000	—	2,000	—	—	—
Customer relationships	8,000	(55)	7,945	108,834	(78,224)	30,610
Software	44	—	44	788	(737)	51
Total intangible assets	$836,044	$(6,815)	$829,229	$265,622	$(168,661)	$96,961

The weighted-average amortization period for the finite-lived intangible assets is 19.73 years. The weighted-average amortization period for developed technology, customer relationships and software is 19.68, 23.83 and 4.00 years, respectively.

Goodwill and intangible assets at September 30, 2015 are based on the preliminary purchase price allocation of the AgroFresh Business, which is based on preliminary valuations performed to determine the fair value of the acquired assets as of the acquisition date. The amounts allocated to goodwill and other intangible assets are subject to final adjustment to reflect the final valuations. These final valuations could have a material impact on other intangible assets and goodwill. See Note 3 for further discussion of the acquisition of the AgroFresh Business.

Estimated annual amortization expense for finite-lived intangible assets subsequent to September 30, 2015 is as follows:

(in thousands)	Amount
2015 (remaining)	$10,225
2016	40,902
2017	40,902
2018	40,902
2019	40,899
Thereafter	617,899
$791,729

8.              Accrued and other current liabilities

The Company’s accrued and other current liabilities consisted of the following:

	Successor	Predecessor
(in thousands)	September 30, 2015	December 31, 2014
Warrant consideration	$26,630	$—
Accrued compensation and benefits	2,225	4,268
Accrued rebates payable	4,151	3,253
Insurance premium financing payable	1,294	—
Non-income taxes payable	940	—
Deferred revenue	—	2,000
Other	2,532	2,536
	$37,772	$12,057

9.              Debt

The Company’s debt at September 30, 2015 consisted of the following:

Successor
(in thousands)	September 30, 2015
Total Term Loan outstanding	$411,413
Less: Amounts due within one year	4,250
Total long-term debt due after one year	$407,163

At September 30, 2015, the Company assessed the amount recorded under the Term Loan (defined below) and the Revolving Loan (defined below) and determined that such amounts approximated fair value. The fair values of the debt are based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.

The Term Loan is presented net of deferred costs of issuance, which are amortized using the effective interest method over the term of the Term Loan.  Gross deferred issuance costs at the inception of the Term Loan were $12.9 million and as of September 30, 2015 there were $12.5 million of unamortized deferred issuance costs.

Scheduled principal repayments under the Term Loan subsequent to September 30, 2015 are as follows:

(in thousands)	Amount
2015 (remaining)	$1,063
2016	4,250
2017	4,250
2018	4,250
2019	4,250
Thereafter	405,874
$423,937

Credit Facility (Successor)

On July 31, 2015, in connection with the consummation of the Business Combination, AgroFresh Inc. as the borrower and its parent, AF Solutions Holdings LLC (“AF Solutions Holdings”), a wholly-owned subsidiary of the Company, as the guarantor, entered into a Credit Agreement with Bank of Montreal, as administrative agent (the “Credit Facility”). The Credit Facility consists of a $425 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a $25 million revolving loan facility (the “Revolving Loan”). The Revolving Loan includes a $10 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of September 30, 2015, the Company has issued $1.5 million of letters of credit, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan has a scheduled maturity date of July 31, 2019. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75% or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loans dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries and (b) AF Solutions Holdings, including the common stock of AgroFresh Inc.

The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to Rohm and Haas in connection with the Business Combination. Amounts available under the Revolving Loan may also be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Agreement.

As of the Closing Date the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The accretion in interest expense during the period August 1, 2015 through September 30, 2015 was approximately $0.4 million.

10.       Other noncurrent liabilities

The Company’s other noncurrent liabilities consisted of the following:

	Successor	Predecessor
(in thousands)	September 30, 2015	December 31, 2014
Tax amortization benefit contingency	$147,634	$—
Deferred payment	19,436	—
Deferred revenue — non-current	—	4,333
Other	2,908	3,128
	$169,978	$7,461

11.       Stockholders’ Equity

The authorized common stock of the Company consists of 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of September 30, 2015, there were 49,940,548 shares of common stock issued and outstanding. As of September 30, 2015 there were warrants to purchase 16,790,233 shares of the Company’s common stock outstanding at a strike price of $11.50. Of the 16,790,233 warrants, 10,630,233 (net of the 394,767 warrants repurchased) were issued as part of the Units sold in the Public Offering in February 2014 and 6,160,000 warrants are the Private Placement Warrants.

In connection with and as a condition to the consummation of the Business Combination, the Company issued Rohm and Haas one share of Series A Preferred Stock. Rohm and Haas, voting as a separate class, is entitled to appoint one director to the Company’s board of directors for so long as Rohm and Haas beneficially holds 10% or more of the aggregate amount of the outstanding shares of Common Stock and non-voting common stock of the Company. The Series A Preferred Stock has no other rights.

Simultaneously with the Closing, the Company issued 4,878,048 shares of common stock at a price of $10.25 per share in a private placement to raise an aggregate of $50 million of additional equity.

12.       Stock Compensation

The Company’s stock-based compensation is in accordance with its 2015 Incentive Compensation Plan (the “Plan”), pursuant to which the Compensation Committee of the Company is authorized to grant up to 2,750,000 stock-based compensation awards to officers and employees of the Company, in the form of time or performance based options, stock-appreciation rights (SARs), restricted stock units (RSUs) or substitute awards.  As of September 30, 2015, there were 1,045,384 shares available for grant under the Plan.

Total stock-based compensation recorded by the Company for the two months ended September 30, 2015 was $0.7 million.

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations for the two months ended September 30, 2015:

(in thousands)
Research and development expenses	$25
Selling, general, and administrative expenses	648
Total	$673

As of September 30, 2015, the Company had unrecognized compensation costs for stock options and SARs totaling $4.5 million.

Time-Based Stock Options

A summary of the status of the Company’s time-based stock options (“Options”) as of September 30, 2015 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at August 1, 2015	—	$—
Granted	1,106,875	12.00
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2015	1,106,875	$12.00	9.93	$—
Exercisable at September 30, 2015	—	—	—	$—
Vested and expected to vest at September 30, 2015	1,106,875	$12.00	9.93	$—

For the two months ended September 30, 2015, the Company recorded stock-based compensation of $0.2 million relating to the Options.  As of September 30, 2015, the Company had unrecognized compensation costs of $4.3 million related to the Options.

The Options granted during the two months ended September 30, 2015 vest over three year periods, one-third on each anniversary of each holder’s grant date, with the exception of Options granted to the Company’s Chief Executive Officer, which vest one-third on the first anniversary of the grant date and 1/24 each month for two years thereafter.

The fair value of each Option was estimated on the date of grant using the Hull-White option pricing model with the assumptions described below. For the periods indicated, since the Company has no historical volatility information available, the expected volatility was based on actual volatility for comparable public companies projected over the expected terms of Options. The Company did not apply a forfeiture rate to the options as there is not enough historical information available to estimate. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the Options.

Risk-free interest rate	1.67%-1.70%
Expected life (years)	5.73-5.97
Estimated volatility factor	47.68%-47.95%
Expected dividends	None

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based SARs for the two months ended September 30, 2015 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at August 1, 2015	—	—
Granted	116,875	$12.00
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2015	116,875	$12.00	9.93	$—
Exercisable at September 30, 2015	—	—	—	$—
Vested and expected to vest at September 30, 2015	116,875	$12.00	9.93	$—

For the two months ended September 30, 2015, the Company recorded stock-based compensation of less than $0.1 million relating to these SARs.  As of September 30, 2015, the Company had unrecognized compensation costs of $0.3 million related to these SARs, based on their fair value as of September 30, 2015.

Upon vesting and exercise of these SARs prior to their expiry or forfeiture, holders are entitled under the terms of the Plan to receive cash payments calculated based on the excess of the Company’s stock price over the target price in their award; consequently, these awards are accounted for as liability-type awards and the Company measures compensation cost based on their estimated fair value at each reporting date and the number of options expected to vest, net of forfeitures.

The fair value of each SAR award is estimated using the Hull-White option pricing model with the assumptions described below. For the periods indicated, since the Company has no historical volatility information available, the expected volatility was based on actual volatility for comparable public companies projected over the expected terms of SAR awards. The Company did not apply a forfeiture rate to the options as there is not enough historical information available to estimate. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants.

At reporting date, September 30, 2015:

Risk-free interest rate	2.04%
Expected life (years)	6.46
Estimated volatility factor	41.82%
Expected dividends	None

Performance-based Restricted Stock Units

During the two months ended September 30, 2015, the Company’s compensation committee approved 597,741 performance-based RSUs to be granted to officers and employees of the Company, however, performance targets have yet to be established and accordingly these awards are not considered granted since a mutual understanding of the terms and conditions of the awards has not been established with the holders.

Performance-Based Phantom Stock Options

During the two months ended September 30, 2015, the Company’s compensation committee approved 99,589 phantom stock options (“Phantom Options”) to be awarded to officers and employees of the Company, however, performance targets have yet to be established and accordingly these awards are not considered granted since a mutual understanding of the terms and conditions of the awards has not yet been established with the holders.

Director Shares

On January 31, 2014, 20,125 founder shares were transferred to each of Boulevard’s three independent directors (“Director Shares”), adjusted for the effect of stock dividends in February 2014 (for a total of 60,375 founder shares).  On March 13, 2014, the underwriters exercised a portion of the over-allotment option from the Public Offering, resulting in a portion of the Director Shares being forfeited. As a result, the Director Shares were adjusted ratably resulting in each director holding 18,375 Director Shares (for a total of 55,125 Director Shares) at September 30, 2015.

The Director Shares were effectively subject to achievement of two performance conditions — the Company completing its initial public offering (IPO) and a business combination within 21 months of the IPO.  Additionally 25% (13,781 shares in the aggregate) are subject to forfeiture if the Company’s stock price does not trade at or above $13 for any 20 day period of a 30 day period commencing on the Closing date through July 31, 2020 (5 years).

The grant date fair value of the Director Shares was estimated as of their deemed grant date of January 31, 2014. The aggregate fair value of the Director Shares of $0.4 million was recognized as an expense upon consummation of the Business Combination, at which point the performance conditions had been achieved.

The fair value of the Director Shares was estimated using a Monte Carlo Simulation Model that used the following assumptions:

Risk-free interest rate	1.96%
Expected life (years)	6.47
Estimated volatility factor	31.16%
Expected dividends	None

The Company is recognizing the aggregate fair value of these Director Shares subject to market conditions over the estimated life of the awards.

For the two months ended September 30, 2015, the Company recorded stock-based compensation of $0.5 million relating to these Director Shares.  As of September 30, 2015, the Company had unrecognized compensation costs of $0.1 million related to these Director Shares, based on their fair value as of September 30, 2015.

13.       Earnings Per Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. In computing dilutive income (loss) per share, basic income (loss) per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including warrants, restricted stock units, performance share units, and convertible preferred stock.

The following represents amounts that could potentially dilute basic EPS in the future:

Stock-based compensation awards(1):
Stock options	1,106,875
Restricted stock units	597,741
Warrants:
Private placement warrants	6,160,000
Public warrants	10,630,233
18,494,849

(1)         SARs and Phantom Options are payable in cash so will have no impact on number of shares

Warrants are considered anti-dilutive and excluded when the exercise price exceeds the average market value of the Company’s common stock price during the applicable period. Performance share units are considered anti-dilutive if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the current period.

14.       Income Taxes

The effective tax rate for the period August 1, 2015 through September 30, 2015 was 24.67% (Successor), compared to the first seven months of 2015 of -338.25% (Predecessor) and first nine months of 2014 of 64.38% (Predecessor).

The effective tax rate for the period August 1, 2015 through September 30, 2015 (Successor) reflects the fact that the Company recorded net operating losses both in the United States and in its non-US locations. A significant portion of these losses relate to certain non-deductible marked to market losses of the warrant liability and non-deductible transaction costs.  In addition, any tax benefits of the Company’s Non-US losses have been offset by a valuation allowance due to present uncertainty of being able to realize the tax benefits of these non-US losses. In addition, after considering the Business Combination, the projected post-combination results and all available evidence, the Company released $2.2 million of valuation allowance through income tax benefit associated with the US in accordance with ASC 805-740-30-3 during the period ended September 30, 2015 (Successor). As a result, the Company recorded a smaller tax benefit on its losses for the period than the statutory rate of 35%.

The primary contributor to the difference in the effective tax rate from the prior period was the consummation of the Business Combination. The Company’s operating profit is affected by the inherent seasonality of the agricultural industry. The effective tax rates for the two months ended September 30, 2015 (Successor) and seven months ended July 31, 2015 (Predecessor) are not comparable on relative values due to the seasonality of the Company’s business.

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2015 the Successor had a net deferred tax liability of approximately $9.8 million related to intangibles offset by deferred tax assets related to net operating loss carry forwards (which begin to expire in 2034). Management has determined that full valuation allowances of the foreign deferred tax assets are appropriate at this time.  As of December 31, 2014 the Predecessor had a net deferred tax liability of approximately $23.5 million related to intangibles offset by deferred tax assets related to net operating loss carry forwards, transaction costs and other tax attributes.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Successor recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2015 for the Successor or as of December 31, 2014 for the Predecessor. The Successor is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Successor may be subject to potential examination by U.S. federal, U.S. state or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Successor’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The preliminary allocation of the purchase price is based on the preliminary valuations performed to determine the fair value of the net assets as of the acquisition date. The amounts allocated to goodwill and intangible assets are based on preliminary valuations and are subject to final adjustment to reflect the final valuations, including the final working capital settlement. These final valuations of the assets and liabilities could have a material impact on the preliminary purchase price allocation and the tax effect disclosed above.

15.       Segments

The authoritative guidance for disclosures about segments of an enterprise establishes standards for reporting information about segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is considered to be our Chief Executive Officer. We currently operate and manage our business as a single reportable segment. Our Chief Executive Officer allocates resources and assesses performance of the business at the consolidated level. Accordingly, we consider ourselves to be in a single operating and reportable segment structure.

16.       Commitments and Contingencies

The Company is currently involved in various claims and legal actions that arise in the ordinary course of business. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and can be reasonably estimated.  Although the results of litigation and claims can never be predicted with certainty, the Company does not believe that the ultimate resolution of these actions will have any material adverse effect on the Company’s business, financial condition or results of operations.

Purchase Commitments

The Company has various purchasing contracts for contract manufacturing and research and development services which are based on the requirements of the business. Generally, the contracts are at prices not in excess of current market price and do not commit the business to obligations outside the normal customary terms for similar contracts.

17. Fair Value Measurements

Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2015:

(in thousands)	Level 1	Level 2	Level 3	Total
Liability to deliver warrants(1)	$—	$13,140	$—	$13,140
Warrant consideration(1)	—	13,490	—	13,490
Tax amortization benefit contingency(2)	—	—	147,634	147,634
Deferred acquisition payment(3)	—	—	19,436	19,436
Total	$—	$26,630	$167,070	$193,700

(1)   These liabilities relate to warrants to purchase the Company's common stock and future obligations to deliver additional such warrants in relation to the Business Combination. The inputs used in the fair value measurement were directly observable quoted prices for identical assets in an inactive market.

(2)   The fair value of the tax amortization benefit contingency is measured using an income approach based on the Company's best estimate of the undiscounted cash payments to be made, tax effected at 37% and discounted to present value utilizing an appropriate market discount rate. The valuation technique used did not change during the two months ended September 30, 2015.

(3)   The fair value of the deferred acquisition payment is measured using a Black-Scholes option pricing model and based on the Company's best estimate of the Company's average adjusted EBITDA level over the two year period from January 1, 2016 to December 31, 2017. The valuation technique used did not change during the two months ended September 30, 2015.

There were no liabilities measured at fair value on a recurring basis at December 31, 2014. There were no transfers between Level 1 and Level 2 and no transfers out of Level 3 of the fair value hierarchy during the two months ended September 30, 2015.

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the periods presented in our Level 3 financial instruments that are measured at fair value on a recurring basis. These instruments relate to contingent consideration payable to Dow in relation to the Business Combination.

(in thousands)	Tax amortization benefit contingency	Deferred acquisition payment	Total
Balance, beginning of period	$—	$—	$—
Initial recognition at the Closing Date	145,174	17,172	162,346
Mark to market adjustment	2,460	2,264	4,724
Total realized and unrealized losses	—	—	—
Total	$147,634	$19,436	$167,070

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), the terms “Predecessor” and the “AgroFresh Business” refer to the business conducted by The Dow Chemical Company (“Dow”) through a combination of wholly-owned subsidiaries and operations of Dow, including through AgroFresh Inc. in the United States, prior to the closing of the Company’s acquisition of such business from Dow on July 31, 2015 (the “Business Combination”), the term “Successor” refers to AgroFresh Solutions, Inc. (which was named Boulevard Acquisition Corp. prior to the closing of the Business Combination), and the terms “Company”, “AgroFresh”, “we”, “us” and “our” refer to the combined Predecessor and Successor companies, unless the context otherwise requires or it is otherwise indicated. The application of acquisition accounting for the Business Combination significantly affected certain assets, liabilities, and expenses. As a result, financial information for the seven months and one month ended July 31, 2015 and the two months ended September 30, 2015 may not be comparable to the Predecessor financial information for the three and nine months ended September 30, 2014. Refer to Note 3 to the condensed consolidated financial statements contained in this Report for additional information on the acquisition accounting for the Business Combination.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Report.  Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Item 1A of Part II of this Report, as well as those discussed in the section entitled “Note Regarding Forward-Looking Statements” below.

This MD&A contains certain financial measures, in particular Adjusted EBITDA and Constant Currency Adjusted EBITDA, which are not presented in accordance with GAAP. These non-GAAP financial measures are being presented because management believes that they provide readers with additional insight into the Company’s operational performance relative to earlier periods and relative to its competitors. Adjusted EBITDA and Constant Currency Adjusted EBITDA are key measures used by the Company to evaluate its performance. The Company does not intend for these non-GAAP financial measures to be a substitute for any GAAP financial information. Readers of this MD&A should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures. Reconciliations of Adjusted EBITDA and Constant Currency Adjusted EBITDA to the most comparable GAAP measures are provided in this MD&A.

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

Business Overview

AgroFresh is a global agricultural innovator in proprietary technologies that preserve the quality and value of fresh produce such as apples, pears, kiwifruit, avocados, and flowers from orchard and field to the produce section of the supermarkets and ultimately into the homes of consumers across the globe. The Company currently offers SmartFresh™ applications at customer sites through a direct service model utilizing third-party contractors. As part of the AgroFresh™ Whole Product offering, The Company also provides advisory services employing its extensive knowledge on the use of 1-MCP collected through thousands of monitored applications done as part of the SmartFresh Whole Product offering. The Company operates in over 40 countries and derives over 90% of its revenue working with customers to protect the value of apples, pears, and other produce during storage.

Freshness is the most important driver of consumer satisfaction when it comes to produce, and, at the same time, food waste is a major issue in the industry. About one third of the total food produced worldwide is lost or wasted each year. Nearly 45 percent of all fresh fruits and vegetables, 40 percent of apples, and 20 percent of bananas are lost to spoilage. AgroFresh plays a key role in the value chain by offering products and services that maintain produce freshness and, thus, reduce waste.

AgroFresh’s current principal product, SmartFreshTM regulates the post-harvest ripening effects of ethylene, the naturally occurring plant hormone that triggers ripening in certain fruits and vegetables. SmartFreshTM is naturally biodegradable, leaves no detectable residue, and has been approved for use by many domestic and global regulatory organizations. Harvista™ extends the company’s proprietary technology into pre-harvest management of pome fruit such as apples and pears. AdvanStore™ is an atmospheric monitoring system under development that leverages the company’s extensive understanding of fruit physiology, fruit respiration, current controlled atmosphere technology, and new proprietary diagnostic tools. RipeLock™ combines the technology behind SmartFreshTM with modified atmosphere packaging designed specifically to preserve quality during transportation and to extend the yellow shelf life of bananas.

AgroFresh’s business is highly seasonal, driven by the timing of harvests in the northern and southern hemispheres. The first half of the year encompasses the southern hemisphere harvest season and the second half of the year encompasses the northern hemisphere harvest season. Since the northern hemisphere harvest is typically larger, a significant portion of our sales and profits are historically generated in the second half of the year. Second half sales and profits are also typically more heavily weighted towards the fourth quarter. In addition to this seasonality, factors such as weather patterns may impact the timing of the harvest within the two halves of the year.

AgroFresh is a former blank check company that completed its initial public offering on February 19, 2014. Upon the closing of the Business Combination with Dow on July 31, 2015, the company changed its name to AgroFresh Solutions, Inc. The company paid Dow cash consideration of $635 million and issued Dow 17.5 million shares of common stock at a deemed value of $12 per share. The transaction included a liability to Dow to deliver a variable number of warrants between the closing and April 2016. The cash consideration was funded through our initial public offering, a term loan, and a private placement of 4.878 million shares of common stock that yielded proceeds of $50 million. The transaction also has an earn-out feature whereby Dow is entitled to receive a deferred payment of $50 million in March 2018 if AgroFresh achieves a specified average EBITDA level over 2016 and 2017. In addition, pursuant to a tax receivables agreement entered into in connection with the Business Combination, Dow is entitled to receive 85% of the tax savings, if any, that the Company will receive as a result of the increase in the tax basis of assets acquired associated with the Business Combination.

In connection with the closing of the Business Combination, AgroFresh entered into a transition services agreement with Dow. Under the agreement, Dow will provide AgroFresh a suite of services for a period of time ranging from six months to five years depending on the service. The agreement also provides for a $5 million execution fee that was paid to Dow at the closing of the Business Combination.

Factors Affecting the Company’s Results of Operations

The Company’s results of operations are affected by a number of external factors. Some of the more important factors are briefly discussed below.

Demand for the Company’s Offerings

The Company services customers in over 40 countries and derives its revenue by assisting growers and packers to optimize the value of their crops primarily through the post-harvest period. Its products and services add value to its customers by reducing food spoilage and extending the life of perishable fruits. The U.S. Food and Agriculture Organization has estimated that a growing global population would require a near doubling of food production in developing countries by 2050 to meet expected demand.

This global trend, among others, creates demand for the Company’s solutions. The Company’s offerings are currently protected by patents on the encapsulation of the active ingredient, 1-MCP.

The global produce market is a function of both the size and the yield of the crop harvested; variations in either will affect total production. Because The Company’s customers operate in the agricultural industry, weather patterns may impact their total production which defines the business’s commercial opportunities. The Company supports a diverse customer base whose end markets vary due to the type of fruit and quality of the product demanded in their respective markets. Such variation across end markets affects demand for the Company’s services.

Customer Pricing

The Company’s offerings are priced based on the value they provide to the Company’s customers. From time to time, the Company adjusts the pricing of its offering to address market trends. The Company does not price its products in relation to any underlying cost of materials or services; therefore, its margins can fluctuate with changes in these costs. The Company’s pricing may include rebate arrangements with customers in exchange for mutually beneficial long-term relationships and growth.

Whole Product Offering

The AgroFresh™ Whole Product offering is a direct service model for the Company’s commercially available products, including SmartFresh™ and Harvista™. Sales and sales support personnel maintain direct face-to-face relationships with customers year round. Technical sales and support personnel work directly with customers to provide value-added advisory services regarding the application of SmartFresh. They provide comprehensive fruit physiology based technical advisory support. The actual application of SmartFresh is performed by service providers that are typically third-party contractors. The Harvista application service, through both aerial and ground application, is also administered by third-party service providers.

The Company is shifting the terms of its contracts with service providers from annual renewal periods to two or three year durations in order to have greater certainty that experienced applicators will be available for the next harvest season. Most of the Company’s service providers are operating under multi-year contracts. Management believes the quality and experience of its service providers delivers clear commercial benefits.

Seasonality

The Company’s operations are subject to seasonal variation due to the timing of the growing seasons around the world. Northern Hemisphere growers harvest from August through November, and Southern Hemisphere growers harvest from late January to early May. Since the majority of the Company’s sales are in Northern Hemisphere countries, a proportionately greater share of its revenue is realized during the fourth quarter. There are also variations in the seasonal demands from year to year depending on weather patterns and crop size. This seasonality and variations of this seasonality could impact the ability to compare results between time periods.

Foreign Currency Exchange Rates

With a global customer base and geographic footprint, the Company generates revenue and incurs costs in a number of different currencies, with the Euro comprising the most significant share of non-U.S. currencies. Fluctuations in the value of these currencies relative to the U.S. dollar can increase or decrease the Company’s overall revenue and profitability as stated in U.S. dollars, which is the Company’s reporting currency. In certain instances, if sales in a given geography have been adversely impacted on a long-term basis due to foreign currency depreciation, The Company has been able to adjust its pricing so as to mitigate the impact on profitability.

Domestic and Foreign Operations

The Company has both domestic and foreign operations. Fluctuations in foreign exchange rates, regional growth-related spending in research and development (“R&D”) and marketing expenses, and changes in local selling prices, among other factors, may impact the profitability of foreign operations in the future.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of results of operations and financial condition are based upon our financial statements. These financial statements have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements.  We base our estimates and judgments on historical experiences and assumptions believed to be reasonable under the circumstances and re-evaluate them on an ongoing basis. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to the unaudited financial statements contained in this Report.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the preparation of the financial statements.

Accounting for Business Combinations

We account for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets, including separately identifiable intangible assets, and assumed liabilities at their acquisition date fair values. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, royalty rates and asset lives, among other items.

The fair values of intangible assets were estimated using an income approach, either the excess earnings method (customer relationships) or the relief from royalty method (technology and trademarks). Under the excess earnings method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows attributable solely to the intangible asset over its remaining useful life. Under the relief from royalty method, fair value is measured by estimating future revenue associated with the intangible asset over its useful life and applying a royalty rate to the revenue estimate. These intangible assets enable us to secure markets for our products, develop new products to meet evolving business needs and competitively produce our existing products.

The fair value of real properties acquired was based on the consideration of their highest and best use in the market. The fair values of property, plant, and equipment, other than real properties, were based on the consideration that unless otherwise identified, they will continue to be used “as is” and as part of the ongoing business. The determination of the fair value of assets acquired and liabilities assumed involves assessing factors such as the expected future cash flows associated with individual assets and liabilities and appropriate discount rates at the date of the acquisition.

See Note 3 to the unaudited financial statements contained in this Report for further information.

Stock-Based Compensation

During the two months ended September 30, 2015, the Company granted 1.1 million non-qualified service-based stock options to certain employees with strike prices of $12.00 and 117 thousand stock appreciation rights with strike prices of $12.00.  For the two months ended September 30, 2015, we recorded compensation expense of $0.7 million for stock options, stock appreciation rights, phantom stock awards and Founder Shares.

Compensation expense related to the service-based non-qualified stock options is equivalent to the grant-date fair value of the awards determined under the Hull-White option pricing model with the assumptions described below and is being recognized as compensation expense over the vesting period.  The fair value of each option was estimated on the date of grant using the Hull-White option pricing model with the assumptions described below.

Risk-free interest rate	1.67%-1.70%
Expected life (years)	5.73-5.97
Estimated volatility factor	47.68%-47.95%
Expected dividends	None

Since the Company has no historical volatility information available, the expected volatility was based on actual volatility for comparable public companies projected over the expected terms of options. The Company did not apply a forfeiture rate to the options as there is not enough historical information available to estimate. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the options.

The fair value of each SAR award is estimated using the Hull-White option pricing model with the assumptions described below.

Risk-free interest rate	2.04%
Expected life (years)	6.46
Estimated volatility factor	41.82%
Expected dividends	None

For the periods indicated, since the Company has no historical volatility information available, the expected volatility was based on actual volatility for comparable public companies projected over the expected terms of SAR awards. The Company did not apply a forfeiture rate to the options as there is not enough historical information available to estimate. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants.

In addition to the share-based awards described above, as of September 30, 2015, a total of 55,125 outstanding founder shares were held by three of the Company’s initial independent directors (the “Director Shares”).  The Director Shares were subject to achievement of two performance conditions — the Company completing its initial public offering and completing a business combination within 21 months of the initial public offering.

The grant date fair value of the Director Shares was estimated as of their deemed grant date of January 31, 2014. The aggregate fair value of the Director Shares of $0.4 million was recognized as an expense upon consummation of the Business Combination, at which point the performance conditions had been achieved.

The fair value of the Director Shares was estimated using a Monte Carlo Simulation Model that used the following assumptions:

Risk-free interest rate	1.96%
Expected life (years)	6.47
Estimated volatility factor	31.16%
Expected dividends	None

See Note 12 to the unaudited financial statements contained in this Report for further detail on stock based compensation.

Income taxes

The provision for income taxes was determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the period. Deferred taxes result from differences between the financial and tax basis of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates applicable in the years in which they are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in income in the period that includes the enactment date.

Income tax related penalties are included in the provision for income taxes.  In evaluating the ability to realize deferred tax assets, the Company relies on taxable income in prior carryback years, the future reversals of existing taxable temporary differences, future taxable income, and tax planning strategies.

The breadth of our operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating taxes we will ultimately pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits in the normal course of business. A liability for unrecognized tax benefits is recorded when management concludes that the likelihood of sustaining such positions upon examination by taxing authorities is less than “more likely than not.”

Results of Operations

The following table summarizes the results of operations for both the Successor and Predecessor periods:

	Successor	Predecessor
(in thousands)	August 1, 2015 Through September 30, 2015	July 1, 2015 Through July 31, 2015	January 1, 2015 Through July 31, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Net sales	$59,650	$2,157	$52,682	$66,245	$113,739
Cost of sales (excluding amortization, shown separately below)	45,719	513	10,630	10,383	19,420
Gross profit	13,931	1,644	42,052	55,862	94,319
Research and development expenses	1,946	1,084	11,599	5,368	15,574
Selling, general, and administrative expenses	12,744	1,912	16,774	8,081	23,436
Amortization of intangibles	6,815	2,410	16,895	7,430	22,303
Operating income	(7,574)	(3,762)	(3,216)	34,983	33,006
Other (expense) income	(1,462)	2	8	(5)	(5)
Loss on foreign currency exchange	(263)	—	—	—	—
Interest expense, net	(9,313)	—	—	—	—
Loss (income) before income taxes	(18,612)	(3,760)	(3,208)	34,978	33,001
(Benefit) provision for income taxes	(4,591)	(1,232)	10,849	10,493	21,246
Net (loss) income	$(14,021)	$(2,528)	$(14,057)	$24,485	$11,755

Comparison of Results of Operations for July 1, 2015 through July 31, 2015 (Predecessor), August 1, 2015 through September 30, 2015 (Successor) and the three months ended September 30, 2014 (Predecessor)

(in thousands)	Two months ended September 30, 2015	One month ended July 31, 2015	Three Months Ended September 30, 2014
Net sales	$59,650	$2,157	$66,245
Cost of sales (excluding amortization, shown separately below)	45,719	513	10,383
Gross profit	13,931	1,644	55,862
Research and development expenses	1,946	1,084	5,368
Selling, general, and administrative expenses	12,744	1,912	8,081
Amortization of intangibles	6,815	2,410	7,430
Operating income	(7,574)	(3,762)	34,983
Other (expense) income	(1,462)	2	(5)
Loss on foreign currency exchange	(263)	—	—
Interest expense, net	(9,313)	—	—
Loss (income) before income taxes	(18,612)	(3,760)	34,978
(Benefit) provision for income taxes	(4,591)	(1,232)	10,493
Net (loss) income	$(14,021)	$(2,528)	$24,485

Net Sales

Net sales were $2.2 million for the one month ended July 31, 2015 and $59.7 for the two months ended September 30, 2015, as compared to $66.2 million for the three months ended September 30, 2014. The decrease in net sales for the combined three month periods ended September 30, 2015, as compared to the three months ended September 30, 2014, was primarily related to a smaller overall harvest in the third quarter of 2015 versus 2014, a late harvest in Europe and a change in the distributor model in South Korea that caused revenue to be recognized earlier in the year, which impacted comparative sales in the Asia Pacific region. This decrease was offset by the timing of sales in the United States relating to the earlier harvest in 2015 versus 2014.

Cost of Sales

Cost of sales was $0.5 million for the one month ended July 31, 2015 and $45.7 million for the two months ended September 30, 2015, as compared to $10.4 million for the three months ended September 30, 2014. The increase in the cost of sales for the combined three month periods ended September 30, 2015, as compared to the three months ended September 30, 2014, was primarily driven by $38.7 million of amortization of the inventory step up adjustments, resulting from the purchase price allocation for the Business Combination discussed in Note 3 to the notes to condensed consolidated financial statements included elsewhere in this Report. Excluding the amortization of inventory step-up adjustments of $38.7 million, the cost of sales was down from $10.4 million in the third quarter of 2014, driving improved gross profit.

Gross Profit

Gross profit was $1.6 million for the one month ended July 31, 2015 and $13.9 million for the two months ended September 30, 2015, as compared to $55.9 million for the three months ended September 30, 2014. The decrease in gross profit for the combined three month periods ended September 30, 2015, as compared to the three months ended September 30, 2014, was primarily driven by the amortization of the step up in the value of inventory as well as the timing of sales due to earlier growing seasons, which substantially increased cost of sales.

Research and Development Expenses

Research and development expenses were $1.1 million for the one month ended July 31, 2015 and $1.9 million for the two months ended September 30, 2015, as compared to $5.4 million for the three months ended September 30, 2014. Research and development expenses declined as costs were reduced due to discontinuation of certain projects and resultant decreases in associated purchases, payroll, and contracted labor.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.9 million for the one month ended July 31, 2015 and $12.7 million for the two months ended September 30, 2015, as compared to $8.1 million for the three months ended September 30, 2014. This increase for the combined three month periods ended September 30, 2015, as compared to the three months ended September 30, 2014, was primarily driven by professional and consulting expenses of $3.6 million, transaction costs related to the closing of $1.8 million, and the amortization of $1.1 million of the $5.0 million upfront payment made to Dow pursuant to the Transition Services Agreement.

Comparison of Results of Operations for January 1, 2015 through July 31, 2015 (Predecessor), August 1, 2015 through September 30, 2015 (Successor) and the nine months ended September 30, 2014 (Predecessor)

(in thousands)	Two months ended September 30, 2015	Seven months ended July 31, 2015	Nine Months Ended September 30, 2014
Net sales	$59,650	$52,682	$113,739
Cost of sales (excluding amortization, shown separately below)	45,719	10,630	19,420
Gross profit	13,931	42,052	94,319
Research and development expenses	1,946	11,599	15,574
Selling, general, and administrative expenses	12,744	16,774	23,436
Amortization of intangibles	6,815	16,895	22,303
Operating income	(7,574)	(3,216)	33,006
Other (expense) income	(1,462)	8	(5)
Loss on foreign currency exchange	(263)	—	—
Interest expense, net	(9,313)	—	—
Loss (income) before income taxes	(18,612)	(3,208)	33,001
(Benefit) provision for income taxes	(4,591)	10,849	21,246
Net (loss) income	$(14,021)	$(14,057)	$11,755

Net Sales

Net sales were $52.7 million for the seven months ended July 31, 2015 and $59.7 million for the two months ended September 30, 2015 and were in line with net sales of $113.7 million for the nine months ended September 30, 2014. Net sales were negatively impacted by foreign currency fluctuations and by smaller apple crops in Chile and Brazil, offset by an earlier harvest in North America, increased customer penetration and larger apple crops in New Zealand and South Africa, and a larger apple crop in Australia.

Cost of Sales

Cost of sales was $10.6 million for the seven months ended July 31, 2015 and $45.7 million for the two months ended September 30, 2015 as compared to $19.4 million for the nine months ended September 30, 2014. The increase in the cost of sales for the combined nine month periods ended September 30, 2015, as compared to the nine months ended September 30, 2014, was primarily driven by $38.7 million of amortization of the inventory step up adjustments.

Gross Profit

Gross profit was $42.1 million for the seven months ended July 31, 2015 and $13.9 million for the two months ended September 30, 2015 as compared to $94.3 million for nine months ended September 30, 2014 primarily driven by the $38.7 million inventory step up adjustment in cost of sales.

Research and Development Expenses

Research and development expenses were $11.6 million for the seven months ended July 31, 2015 and $1.9 million for the two months ended September 30, 2015 as compared to $15.6 million for the nine months ended September 30, 2014 primarily driven by lower project related purchases, payroll, and contract labor.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.8 million for the seven months ended July 31, 2015 and $12.7 million for the two months ended September 30, 2015 as compared to $23.4 million for nine months ended September 30, 2014. This increase for the combined nine month periods ended September 30, 2015, as compared to the nine months ended September 30, 2014, was primarily driven by professional and consulting expenses of $3.6 million, transaction costs of $1.8 million related to the closing of the Business Combination, and the amortization of $1.1 million of the $5.0 million upfront payment made to Dow pursuant to the Transition Services Agreement.

Income Tax Provision

The effective tax rate for the period August 1, 2015 through September 30, 2015 was 24.67% (Successor), compared to the first seven months of 2015 of -338.25% (Predecessor) and first nine months of 2014 of 64.38% (Predecessor).

The effective tax rate for the period August 1, 2015 through September 30, 2015 reflects the fact that the Company recorded net operating losses both in the United States and in our non-US locations. A significant portion of these losses relate to certain non-deductible marked to market losses of the warrant liability and non-deductible transaction costs. In addition, any tax benefits of the Company’s Non-US losses have been offset by a valuation allowance due to present uncertainty of being able to realize the tax benefits of these non-US losses. In addition, after considering the Business Combination, the projected post-combination results and all available evidence, the Company released $2.2 million of valuation allowance through income tax benefit in accordance with ASC 805-740-30-3 during the period ended September 30, 2015 (Successor). As a result the Company recorded a smaller tax benefit on its losses for the period than the statutory rate of 35%.

The primary contributor to the difference in the effective tax rate from the prior period was the consummation of the Business Combination.  The Predecessor’s tax rate reflects the variability of profits and losses in various taxing jurisdictions. The Predecessor recorded tax expenses in certain profitable jurisdictions, but did not record a tax benefit in jurisdictions with losses due to its inability to realize those tax benefits, resulting is significant differences in its effective tax rate when compared to the Successor.

Non-GAAP Measures

The following tables set forth the non-GAAP financial measures of Adjusted EBITDA and Constant Currency Adjusted EBITDA. The Adjusted EBITDA measure is consistent with the definition of Consolidated EBITDA in the Company’s Credit Agreement. The Company believes these non-GAAP financial measures provide meaningful supplemental information as they are used by the Company’s management to evaluate the Company’s performance, enhance a reader’s understanding of the financial performance of the Company, are more indicative of future operating performance of the Company, and facilitate a better comparison among fiscal periods, as the non-GAAP measures exclude items that are not considered core to the Company’s operations.  These non-GAAP results are presented for supplemental informational purposes only and should not be considered a substitute for the financial information presented in accordance with GAAP.

The following is a reconciliation between the non-GAAP financial measures of Adjusted EBITDA and Constant Currency Adjusted EBITDA to their most directly comparable GAAP financial measure:

	Successor	Predecessor
	August 1, 2015 Through September 30, 2015	July 1, 2015 Through July 31, 2015	January 1, 2015 Through July 31, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014

GAAP Income (Loss) before income taxes	$(18,612)	$(3,760)	$(3,208)	$34,978	$33,001
Amortization of inventory step-up(1)	38,702	—	—	—	—
Transaction and acquisition related costs(2)	1,918	—	—	—	—
Share-based compensation(3)	673	46	381	144	432
Interest expense(4)	9,313	—	—	—	—
Depreciation, amortization and accretion(3)	7,969	2,466	17,379	7,485	22,798
Stand-alone costs(5)	3,510	121	121	—	—
Research and development cost synergies(6)	—	450	3,249	1,594	4,398
Other non-recurring costs(3)	442	—	383	—	—
Mark-to-market adjustments, net(7)	1,450	—	—	—	—
Pro forma deferred revenue(8)	—	(167)	(1,167)	(500)	(1,500)
Non-GAAP Adjusted EBITDA	$45,365	$(844)	$17,138	$43,701	$59,129
Constant currency adjustment(9)	2,796	(326)	554	—	—
Non-GAAP Constant Currency Adjusted EBITDA	$48,161	$(1,170)	$17,692	$43,701	$59,129

(1) The amortization of inventory step-up related to the acquisition of AgroFresh is charged to income based on the pace of inventory usage

(2) Costs associated with the Business Combination incurred in the current period

(3) Expenses incurred during the period added back to EBITDA related to equity compensation, depreciation & amortization largely associated with the asset step-up and other non-recurring expenses incurred during the period

(4) Interest paid on the term loan, inclusive of accretion for debt discounts and debt issuance costs

(5) Non-recurring professional fees associated with becoming a stand-alone public company

(6) R&D savings related to two projects (Invinsa and IDC)

(7) Non-cash adjustment to liability classified warrants

(8) Deferred revenue associated with a revenue agreement not included in the Business Combination

(9) Constant currency figures are based upon 2015 results using 2014 average foreign exchange rates

In discussing our operating results, the term currency exchange rates refers to the currency exchange rates we use to convert into U.S. dollars the operating results for all countries where the functional currency is not the U.S. dollar. We calculate the effect of changes in currency exchange rates as the difference between current period activity translated using the current period’s currency exchange rates, and the comparable prior year period’s currency exchange rates. Throughout our discussion, we refer to the results of this calculation as the impact of currency exchange rate fluctuations. When we refer to constant currency operating results, this means operating results without the impact of the currency exchange rate fluctuations. The disclosure of constant currency amounts or results permits investors to understand better the Company’s underlying performance without the effects of currency exchange rate fluctuations.

The table below reflects the calculation of constant currency for net sales and Non-GAAP Adjusted EBITDA for the two months ended September 30, 2015 and the one and seven months ended July 31, 2015.

	Successor	Predecessor
	August 1, 2015 Through September 30, 2015	July 1, 2015 Through July 31, 2015	January 1, 2015 Through July 31, 2015
Net Sales:
As reported	$59,650	$2,157	$52,682
Currency exchange rate fluctuations	3,928	212	3,903
Constant currency adjusted net sales	$63,578	$2,369	$56,585

Adjusted EBITDA:
As reported	$45,365	$(844)	$17,138
Currency exchange rate fluctuations	2,796	(326)	554
Constant currency adjusted EBITDA	$48,161	$(1,170)	$17,692

Note: Constant currency figures are based upon 2015 results using 2014 average foreign exchange rates

Liquidity and Capital Resources

Liquidity

On July 31, 2015, we consummated the Business Combination, pursuant to which we issued 17,500,000 shares of common stock at a deemed value of $12.00 per share and paid cash consideration of $635.0 million at the closing. The cash consideration was funded through our initial public offering, the Term Loan (defined below) and the sale of our PIPE shares (defined below).

Term Loan

On July 31, 2015, certain of our subsidiaries entered into a Credit Agreement with Bank of Montreal, as administrative agent (the “Credit Facility”). The Credit Facility consists of a $425 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a $25 million revolving loan facility (the “Revolving Loan”). The Revolving Loan includes a $10 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of September 30, 2015, the Company has issued $1.5 million of letters of credit, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan has a scheduled maturity date of July 31, 2019. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75%, or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loans dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries and (b) AF Solutions Holdings, including the common stock of AgroFresh Inc.

The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to Rohm and Haas in connection with the Business Combination. Amounts available under the Revolving Loan may also be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Agreement.

As of the Closing Date the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in other assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The accretion in interest expense during the period August 1, 2015 through September 30, 2015 was approximately $0.4 million.

PIPE Shares

In connection with the closing of the Business Combination, we issued an aggregate of 4,878,000 shares of our common stock, for an aggregate purchase price of $50.0 million, in a private placement (“PIPE”).

Warrant Repurchase Program

During the quarter ended September 30, 2015, the Company’s board of directors approved a Warrant Repurchase Program totaling $2.5 million, and for the period from August 1, 2015 through September 30, 2015, we repurchased $0.9 million of warrants.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than detailed below. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt — principal repayments(1)	$423,937	$4,250	$8,500	$8,500	$402,687
Long-term debt — interest payments(1)	140,255	24,690	48,501	47,574	19,490
Transition services agreement(2)	18,141	6,903	5,863	5,375	—
Future lease payments(3)	967	468	400	99	—
Total	$583,300	$36,311	$63,264	$61,548	$422,177

(1)         Long-Term Debt: On July 31, 2015, in connection with the consummation of the Business Combination, AgroFresh Inc. as the borrower and its parent, AF Solutions Holdings LLC (“AF Solutions Holdings”), a wholly-owned subsidiary of the Company, as the guarantor,  entered into a Credit Agreement with Bank of Montreal, as administrative agent (the “Credit Facility”). The Credit Facility consists of a $425 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year. The Term Loan has a scheduled maturity date of July 31, 2021. The interest rates on borrowings under the Term Loan are either the alternate base rate plus 3.75% or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor.

(2)         Transition Services Agreement: On July 31, 2015, in connection with, and as a condition to the Closing, Dow and AgroFresh Inc. entered into a Transition Services Agreement (the “Transition Services Agreement”).  Pursuant to the Transition Services Agreement, Dow agreed to provide AgroFresh Inc. with, among other things, certain marketing and sales, customer service, supply chain, environmental health and safety, consulting, business records, packaging and storage, research and development, information technology and finance services for a limited period of time after the closing of the Business Combination (ranging from six months to five years depending on the service), in exchange for the fees set forth in the Transition Services Agreement. The Transition Services Agreement also provides for a $5 million execution fee that the Company paid to Dow at the closing of the Business Combination.

(3)         Future lease payments: The Company has future minimum payments under several non-cancelable operating leases that expire through 2020. These leases generally contain renewal options for periods ranging from three to five years and require us to pay all executory costs such as maintenance and insurance.

As part of the Business Combination, Dow is entitled to receive future contingent consideration and other payments from the Company in relation to (i) in 2018 a deferred payment from the Company of $50,000,000, subject to the Company’s achievement of a specified average EBITDA level over the two year period from January 1, 2016 to December 31, 2017; (ii) warrants to purchase the Company’s common stock pursuant to a Warrant Purchase Agreement; (iii) a Tax Receivables Agreement under which the Company will pay annually to Dow 85% of the amount of the tax savings, if any, in U.S. Federal, state and local income tax or franchise tax that the Company actually realizes as a result of the increase in tax basis of the AgroFresh Inc. assets resulting from a section 338(h)(10) election that the Company and Dow have agreed to make in connection with the Business Combination; and (iv) the final working capital settlement. See Note 3 to the unaudited financial statements contained in this Report for further discussion of contingent consideration in connection with the Business Combination.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk for changes in interest rates relates primarily to our Term Loan and Revolving Loan. We have not used derivative financial instruments in our investment portfolio. The Term Loan and Revolving Loan bear interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. Holding debt levels constant, a 100 basis point increase in the effective interest rates would have increased the Company’s interest expense by $0.72 million for the two months ended September 30, 2015.

Foreign Currency Risk

A portion of the Company’s operations consists of manufacturing and sales activities in foreign jurisdictions. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products or services. The Company’s operating results are exposed to changes in exchange rates between the US dollar and various foreign currencies. As we expand internationally, our results of operations and cash flows will become increasingly subject to changes in foreign currency exchange rates.

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be quantified by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by our operations in 2015, revenues would have decreased by approximately $2.2 million and Adjusted EBITDA would have decreased by approximately $1.0 million for the two months ended September 30, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Evaluation of disclosure controls and procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

New corporate and oversight functions have been implemented, such as external financial reporting, legal and treasury, during the quarter ended September 30, 2015. Functions such as tax, accounting and human resources have also been enhanced to include corporate-level activities believed by the Company to be appropriate for a stand-alone operating company. The size of the Company’s board of directors was also increased and additional independent directors were added to the board. Controls and procedures related to these new functions have been, or are in the process of being, implemented. Additionally, we entered into a transition services agreement with Dow on July 31, 2015, pursuant to which Dow agreed to provide us certain information technology and accounting services to facilitate certain accounting and reporting functions after the closing of the Business Combination.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are named as a defendant in legal actions arising from our normal business activities. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, prospects, financial condition, cash flows or results of operations.

ITEM 1A. RISK FACTORS

Ownership of our securities involves a high degree of risk.  Holders of our securities should carefully consider the following risk factors and the other information contained in this Report, including our historical financial statements and related notes included herein.  The following discussion highlights some of the risks that may affect future operating results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or businesses in general, may also impair our businesses operations. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results could be adversely affected in a material way. This could cause the trading prices of our securities to decline, perhaps significantly, and you may lose part or all of your investment.

Risks Related to Our Business and Industry

Increased competition in our industry can lead to pricing pressure, reduced margins or the inability of our products and services to achieve market acceptance.

We serve established and knowledgeable customers in the business of growing, storing and handling of fresh produce and flowers. Key SmartFresh™ patents have expired or will expire over the next four years.

Actions by new or existing competitors, including introduction of competing products or services, promotions, combinations with other products or services, or price-cutting may lower our sales or require actions to retain and attract customers which could adversely affect our profitability. Increased competition from existing or new competitors could result in price reductions, increased competition for materials, reduced margins or loss of market share, any of which could materially and adversely affect our business and our operating results and financial condition.

In addition, if the prices at which our customers sell their products increase or decrease, the demand for our products or services may change. If the demand for our products or services decreases, there could be a significant impact on our business in the applicable location or region, resulting in a material adverse effect on our revenues and results of operations. Furthermore, if crop prices are too low, the use of some or all of our products or services may not be justified, since the financial benefit to the grower is diminished. This could lead to a significant reduction in demand, adversely impacting our business, financial condition and results of operations.

Our relationship with our employees could deteriorate, and certain key employees could leave, which could adversely affect our business, financial condition and results of operations.

Our business involves complex operations and therefore demands a management team and employee workforce in each jurisdiction in which we operate that is knowledgeable and expert in many areas necessary for our operations. As a company focused on both research and development and customer service in the highly-specialized horticultural pre- and post-harvest field, we rely on our ability to attract and retain skilled employees, consultants and contractors, including our specialized research and development and sales and service personnel. As of September 30, 2015, we employed approximately 156 full-time employees, approximately 128 of whom were members of our research and development and sales and service teams. The departure of a significant number of our highly skilled employees, consultants or contractors or one or more employees who hold key regional management positions could have an adverse impact on our operations, including as a result of customers choosing to follow a regional manager to one of our competitors.

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these employees exists; new members of management must have significant industry expertise when they join us or engage in significant training which, in many cases, requires significant time before they achieve full productivity. If we fail to attract, train, retain, and motivate our key personnel, our business and growth prospects could be severely harmed.

In addition, certain of our key full-time employees are employed outside the United States. In certain jurisdictions where we operate, labor and employment laws may grant significant job protection to certain employees, including rights on termination of employment. In addition, in certain countries (including Brazil, France, Germany, Italy, Netherlands and Spain) where we operate, our employees are members of unions or are represented by works councils as required by law. We are often required to consult and seek the consent or advice of these unions and/or works councils. These laws, coupled with any requirement to consult with the relevant unions or works councils, could adversely affect our flexibility in managing costs and responding to market changes and could limit our ability to access the skilled employees on which our business depends.

In addition, certain activities of our business have been performed historically by seasonal and part-time third-party contingent staff. Changes in market and other conditions (including changes in applicable law) affecting employees and/or contingent staff could adversely impact the cost to our business of maintaining our employees and third-party staffing.

We are subject to risks relating to portfolio concentration.

Our business is highly dependent on a small number of products, primarily SmartFresh™, based on one active ingredient, 1-MCP applied to a limited number of horticultural products. Currently, we derive over 90% of our revenue working with customers using SmartFresh™ to protect the value of apples, pears, and other produce during storage. We expect these applications, products and active ingredients to continue to account for a large percentage of our profits in the near term. Our ability to continue to market and sell products containing this active ingredient in existing and new crop segments is critical to our future success. In addition, this active ingredient is subject to re-registration regimes in the jurisdictions in which we operate, and if we fail to obtain re-registration and lose our ability to sell products containing this active ingredient in existing new crop segments, our business, financial condition and results of operations would be adversely affected.

Our net sales and gross profit have historically been generated from one service platform but future growth in net sales and gross profit will depend on the development of new product and service platforms, geographic expansion and expansion into new applications. Net sales and gross profit can be expected to vary significantly depending on our product, service, customer, application and geographic mix for any given period, which will make it difficult to forecast future operating results.

Our net sales and gross profit vary among our products and services, customer groups and geographic markets. This variation will increase as we attempt to increase sales into new geographies and applications, and as we introduce new product and service platforms. Net sales and gross profit, therefore may be different in future periods from historic or current periods. Overall gross profit margins in any given period are dependent in large part on the product, service, customer and geographic mix reflected in that period’s net sales. Market conditions, competitive pressures, increased material or application costs, regulatory conditions and other factors may result in reductions in revenue or pressure on the gross profit margins of our business in a given period. Given the nature of our business and expansion plans, the impact of these factors on our business and results of operations will likely vary from period to period and across products, services, applications and geographies. As a result, we may be challenged in our ability to forecast our future operating results.

Potential future acquisitions may not yield the returns expected, which, in turn, could adversely affect our business, financial condition and results of operations.

We expect to pursue strategic acquisitions. Acquisitions present challenges, including geographical coordination, personnel integration and retention of key management personnel, systems integration, the potential disruption of each company’s respective ongoing businesses, possible inconsistencies in standards, controls, procedures, and policies, unanticipated costs of terminating or relocating facilities and operations, unanticipated expenses relating to such integration, contingent obligations, and the reconciliation of corporate cultures. Those operations could divert management’s attention from the business, cause a temporary interruption of or loss of momentum in the business, and adversely affect our results of operations and financial condition. Acquisitions are an important source of new products and active ingredients, technologies, services, customers, geographies, and new channels to market. The inability to consummate and integrate new acquisitions on advantageous terms in the future could adversely affect our ability to grow and compete effectively.

In addition, we might not be able to identify suitable acquisition opportunities or obtain necessary financing on acceptable terms and might also spend time and money investigating and negotiating with potential acquisition or investment targets but not complete the transaction.

Following any acquisitions we may complete, if the new business, product or product or service portfolio does not meet our expectations for any reason, we may not meet our forecasted results going forward. There can be no assurance that the pre-acquisition analyses and the diligence we conducted in connection with any acquisition will uncover all material issues that may be present in a particular target business, or that factors outside of the target business and outside of our control will not later arise. In such event, we may be required to subsequently realize restructuring, impairment or other charges that could have a significant adverse effect on our business, financial condition and results of operations.

Conditions in the global economy may directly adversely affect our net sales, gross profit and financial condition and may result in delays or reductions in our spending that could have a material adverse effect on our business, financial condition and results of operations.

Although demand for fresh horticultural products is somewhat inelastic in developed economies, our products and services are sold in the fresh fruit and flower industries that can be affected by important changes in supply, market prices, exchange rates and general economic conditions. Delays or reductions in our customers’ purchasing or shifts to lower-cost alternatives that result from tighter economic market conditions would reduce demand for our products and services and could, consequently, have a material adverse effect on our business, financial condition and results of operations.

Our expansion depends on further penetration in existing markets and growth into new geographic markets, products, services and applications.

Our growth depends on our ability to achieve further penetration into existing markets and expand into new geographic markets where there may be little or no existing knowledge of our brands or service offerings. There are significant differences in fresh produce handling practices from geographic region to region. If we cannot generate further penetration in existing markets or create brand awareness and successfully adapt our sales and distribution practices to such new markets, this could have an impact on our ability to generate greater revenue. Expansion into new geographic markets will require us to establish our value proposition for local fresh produce industries and to comply with new regulatory and licensing regimes. Longer registration lead times and a relatively fragmented post-harvest infrastructure in certain jurisdictions, as well as our inability to further penetrate existing markets, could have a material adverse effect on our results of operations and prospects in those markets.

Our growth also depends on our ability to apply current and future technologies to an expanded range of agricultural products. If the adoption of our products and services by growers and packers of these agricultural products is slower than anticipated, or if the prices that these customers are willing to pay for our products and services are lower than anticipated, this could negatively impact our ability to increase revenue from current levels.

We face new risks from the expanded launch of our Harvista™ product.

Our Harvista™ product relies initially on a range of service providers, some of which will require different contractual arrangements than for our traditional product and service offerings. Because we cannot guarantee that there will be sufficient capacity in the near term to allow for significant adoption of the ground application utilizing a full service model, we will need to rely on spray equipment that can be standardized within the industry to permit self-applications with appropriate AgroFresh product stewardship and security. Further, we must establish application procedures and protocols for Harvista that will differ from region to region, from crop to crop and from variety to variety.  We will have to communicate such procedures and protocols to our new service provider network and work with the network to develop a level of efficiency that will support significant growth in the adoption of Harvista. It may take longer than anticipated to develop this level of efficiency with the new service provider network, which could negatively impact our business, financial condition and results of operations.

Failure to manage our growth effectively could harm our business, financial condition and operating results.

Our existing management systems, financial and management controls and information systems may be inadequate to support our planned expansion. Managing any such growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain management and employees and to engage new material suppliers and service providers. We may not respond quickly enough to the changing demands that our expansion will impose on our management and existing infrastructure, which could harm our business, financial condition and results of operations. Failure to appropriately manage safety, human health, product liability and environmental risks associated with our production processes could adversely impact employees, communities, stakeholders, the environment, our reputation and our business, financial condition and results of operations.

We may be unable to respond effectively to technological changes in our industry, which could reduce the demand for our products.

Our future business success will depend upon our ability to maintain and enhance our technological capabilities, develop and market products, services and applications that meet changing customer needs and successfully anticipate or respond to technological changes on a cost-effective and timely basis. Our inability to anticipate, respond to or utilize changing technologies could have an adverse effect on our business, financial condition or results of operations. Maintaining and enhancing technological capabilities and developing new products may require significant investments in research and development.

Our future growth will depend on our ability to gauge the direction of the commercial and technological progress in all key end markets and upon our ability to successfully gain access to and develop and market products and services in such changing end markets. We need to continue to identify, develop and market innovative products and services on a timely basis to replace existing products and services in order to maintain our profit margins and our competitive position. We may not be successful in developing new products, services and technology that successfully compete or be able to anticipate changing customer needs and preferences, and our customers may not accept one or more of our new products or services. If we fail to keep pace with evolving technological innovations or fail to modify our products and services in response to customers’ needs or adapt quickly to changes in customer preferences, then our business, financial condition and results of operations could be adversely affected.

We currently rely on a limited number of suppliers to produce certain key components of our products.

We rely on unaffiliated contract manufacturers, both domestically and internationally, to produce certain key components of our products. There is limited available manufacturing capacity that meets our quality standards and regulatory requirements, especially for the manufacturing of the active ingredient, 1-MCP. Although we currently have sufficient inventory for approximately two years of expected product needs, our 1-MCP needs are currently sourced from a single qualified supplier. If we are unable to arrange for sufficient production capacity among our contract manufacturers or our contract manufacturers encounter production, quality, financial, or other difficulties, including labor or geopolitical disturbances, we may encounter difficulty in meeting customer demands as the manufacture of our products may not be easily transferable to other sites, or may cause us to make financial accommodations to such contract manufacturer or otherwise take steps to avoid or minimize supply disruption. We may be unable to locate an additional or alternate contract manufacturing arrangement that meets our quality controls and standards and regulatory requirements in a timely manner or on commercially reasonable terms, if at all. Any such difficulties could have an adverse effect on our business, financial condition and results of operations, which could be material.

In some jurisdictions, we are dependent on independent distributors to distribute our products.

We rely in some jurisdictions on independent distributors to distribute our products and to assist us with the marketing, sale and servicing of certain of our products. We cannot assure you that our distributors will focus adequate resources on selling our products and services to end-users or will be successful in selling them. Many of our potential distributors are in the business of distributing and sometimes manufacturing other, possibly competing, agrochemical products. If we are unable to establish or maintain successful relationships with independent distributors, we will need to further develop our own sales and distribution capabilities, which would be expensive and time-consuming and the success of which would be uncertain, and which could adversely affect our results of operations, cash flows or financial condition. In addition, the distribution of our products could be disrupted by a number of factors, including labor issues, failure to meet customer standards, bankruptcy or other financial issues affecting our third-party providers, or other issues affecting any such third party’s ability to meet our distribution requirements, which could materially adversely affect our business, financial condition and results of operations.

Our intellectual property and proprietary rights are integral to our business. Our business and results of operations could be adversely affected if we fail to protect our intellectual property and proprietary rights.

Our success depends to a significant degree upon our ability to protect and preserve our intellectual property rights, trade secrets and the rights to our proprietary processes, methods, formulations and other technology. Failure to protect our existing intellectual property rights may result in the loss of valuable technologies or in us having to pay other companies for infringing on their intellectual property rights. We rely on confidentiality agreements and patent, trade secret and trademark, as well as judicial enforcement of all of the foregoing to protect such technologies and intellectual property rights. In addition, some of our technologies are not or will not be covered by any patent or patent application.

We may be unable to prevent third parties from using our intellectual property and other proprietary information without our authorization or from independently developing intellectual property and other proprietary information that is similar to ours, particularly in countries other than the United States. The protection afforded by patents on some of this intellectual property varies based on country and scope of individual patent coverage, as well as the availability of legal remedies in each country. The use of our intellectual property and other proprietary information by others could reduce or eliminate any competitive advantages we have developed, cause us to lose sales or otherwise harm our business. If it becomes necessary for us to litigate to protect these rights; any proceedings could be burdensome and costly, and we may not prevail.

Our patents also may not provide us with any competitive advantage and may be challenged by third parties. Further, our competitors may attempt to design around our patents.  Our competitors may also already hold or have applied for patents in the United States or abroad that, if enforced or issued, could prevail over our patent rights or otherwise limit our ability to manufacture or sell one or more of our products in the United States or abroad. With respect to our pending patent applications, we may not be successful in securing patents for these claims. Our failure to secure these patents may limit our ability to protect inventions that these applications were intended to cover. In addition, the expiration of a patent can result in increased competition with consequent erosion of profit margins.

In some cases, we rely upon unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally will enter into confidentiality agreements with our employees and third parties to protect our intellectual property, our confidentiality agreements could be breached and may not provide meaningful protection for our trade secrets or proprietary manufacturing expertise. In addition, adequate remedies may not be available in the event of unauthorized use or disclosure of our trade secrets or manufacturing expertise. Violations by others of our confidentiality agreements and the loss of employees who have specialized knowledge and expertise could harm our competitive position and cause our sales and operating results to decline as a result of increased competition.

We rely on technical know-how and trade secrets for both SmartFresh™ services and manufacturing. If our competitors are able to copy such technical know-how and/or trade secret, it may adversely impact our competitive advantage.

In addition, we rely on both registered and unregistered trademarks to protect our name and brands. Our failure to adequately maintain the quality of our products and services associated with our trademarks or any loss to the distinctiveness of our trademarks may cause us to lose certain trademark protection, which could result in the loss of goodwill and brand recognition in relation to our name and products and services. In addition, successful third-party challenges to the use of any of our trademarks may require us to rebrand our business or certain products or services associated therewith.

The failure of our patents, applicable intellectual property law or our confidentiality agreements to protect our intellectual property and other proprietary information, including our processes, apparatuses, technology, trade secrets, trade names and proprietary manufacturing expertise, methods and compounds, or if we are unsuccessful in our judicial enforcement proceedings seeking the protection thereof, could have a material adverse effect on our competitive advantages and could have a material adverse effect on our business, results of operations and share price.

As our patents mature, they will eventually expire. As key SmartFresh™ patents have expired or will expire over the next four years, if we are not able to achieve further differentiation of our products and services through patented mixtures, new formulations, new delivery systems, new application methods or other means of obtaining extended patent protection, our ability to prevent competitors from developing and registering similar products could have an adverse effect on our sales of such product.

We may experience claims that our products infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products or services.

We continually seek to improve our business processes and develop new products and applications. A substantial amount of intellectual property exists that we must continually monitor to avoid infringement. We cannot guarantee that we will not experience claims that our processes and products infringe issued patents (whether present or future) or other intellectual property rights belonging to others.

From time to time, we oppose patent applications that we consider overbroad or otherwise invalid in order to maintain the ability to operate freely in our various business lines without the risk of being sued for patent infringement. If, however, patents are subsequently issued on any such applications by other parties, or if patents belonging to others already exist that cover our products, processes or technologies, we could experience claims for infringement or have to take other remedial or curative actions to continue our manufacturing and sales activities with respect to one or more products. Such actions could include payment of damages, stopping the use, obtaining licenses from these parties or substantially re-engineering our products or processes in order to avoid infringement. We may not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer our products successfully. Moreover, if we are sued for infringement and loss, we could be required to pay substantial damages or be enjoined from using or selling the infringing products or technology. Further, intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business.

Adverse weather conditions and other natural phenomena can adversely affect our results of operations.

Production of the crops on which our products and services are used and, therefore, our business, is vulnerable to weather conditions and natural disasters such as storms, tsunamis, hail, tornadoes, freezing conditions, extreme heat, drought, and floods. Unfavorable weather conditions and natural disasters can reduce acreage planted, lead to modified crop selection by growers and affect the timing and overall yield of harvest, each of which may reduce or otherwise alter demand for our products and services and adversely affect our business and results of operations. Weather conditions and natural disasters also affect decisions of our distributors, direct customers and end-users about the types and amounts of products and services to purchase and the timing of use of such products and services. Delays by growers in harvesting can result in deferral of orders to a future quarter or decisions to forego orders altogether in a particular growing season, either of which would negatively affect our sales in the affected period. Climatic and weather conditions and other variables that are difficult to forecast can lead to changes in growing seasons, fruit quality and harvest timing with the result that sales of our products may vary substantially from year to year and quarter to quarter and from our internal forecasts.

Seasonality may cause fluctuations in our revenue and operating results.

Historically, our operations have been seasonal, with a greater portion of total net revenue and operating income occurring in the third and fourth calendar quarters. As a result of seasonality, any factors that would negatively affect our third and fourth quarter results in any year, including severe weather conditions and natural disasters that affect decisions by our customers and end-users about the types and amounts of products and services to purchase and the timing of use of such products and services, could have an adverse impact on our business, financial condition and results of operations for the entire year.

Our products are highly regulated by governmental agencies in the countries where we conduct business. Our failure to obtain regulatory approvals, to comply with registration and regulatory requirements or to maintain regulatory approvals would have an adverse impact on our ability to market and sell our products.

Our pre- and post-harvest products are subject to technical review and approval by government authorities in each country where we wish to sell our products. The regulatory requirements are complex and vary from country to country. They are also subject to frequent changes as new data requirements arise in response to scientific developments. There is a general international consensus as evidenced, for example, by the standards and guidelines issued by the Organization for Economic Co-operation and Development, or OECD, on the data needed in order to evaluate the safety of agrochemicals products before they can be placed on the market. In addition, each country has its own legislative process and specific requirements in order to determine if identified risks are acceptable and can be managed in the local context.

We must transfer registrations in each country as a part of our separation from Dow to an independent, stand-alone company. In most countries, new legal entity subsidiaries of AgroFresh have been established to accomplish this. Where there is no new entity, suitable alternatives must be identified. In the interim, the registrations must remain with Dow to ensure business continuity, and Dow has agreed, to the extent permitted by applicable law, to give us continued access to such registrations while they are transferred from Dow. Dow must maintain the Dow entities holding these registrations until the country specific registration transfers are complete.

To obtain new registrations, it is necessary to have a local registrant, and to understand the regulatory requirements in each country, including those that are anticipated to be in place at the time of registration submission and at the time of registration decision making by the relevant government authority, which may be several years in the future. A significant investment in registration data is required (covering all aspects from manufacturing specifications through storage and transport, use, and, finally, disposal of unwanted product and used containers) to ensure that product performance (bio efficacy), intrinsic hazards and use patterns are fully characterized. Risk assessments are conducted by government regulatory authorities, and such authorities make the final decision on whether the documented risk associated with a product and active ingredient (AI) is acceptable prior to granting approval for sale. In this process, government decisions may be delayed due to requirements for additional data or internal administrative processes. There is a risk that registration of a new product may not be obtained or that a product label may be severely reduced, restricting the use of the product. If these circumstances arise, there is a risk that the substantial investments made in product development will not lead to the projected sales that justified the investment, and our business, financial condition and results of operations may be adversely affected by failure to obtain new registrations.

Compliance with the prevailing regulations in countries in which we conduct business is essential. If we fail to comply with government requirements, we could have registrations withdrawn immediately (loss of sales), suffer financial penalties (fines) and suffer reputational damage that could materially and adversely affect our business and our regulatory success in the future. This could result in an adverse impact on our results of operations and financial condition.

Changes in applicable regulations and regulatory processes could limit or restrict our ability to conduct our business.

Public awareness of, and concern about, the use of chemicals in food production has been increasing. Concerns about issues such as chemical residues in foods, agricultural worker safety and environmental impacts of agrochemicals (such as impacts on groundwater or non-target species, such as fish, birds and bees) could result in additional scrutiny of, or adversely affect the market for, our products, even when these products have been approved by governmental authorities. For example, such concerns could result in continued pressure for more stringent regulatory intervention and potential liability relating to health concerns arising from the use of our products in food preparation or the impact our products may have on the environment. These concerns could also influence public and customer perceptions, including purchasing preferences, the viability of our products, our reputation and the cost to comply with regulations, all of which could have a material adverse impact on our business. Some types of products that we manufacture have been subject to such scrutiny in the past, and some categories of products that we produce are currently under scrutiny and others may be in the future.

In accordance with a regulation of the European Parliament and of the Council of the European Union, in May 2014 the EU Commission proposed a List of Candidates for Substitution (Cfs), which included 1-MCP. In a subsequent press release published on January 27, 2015, the Commission clarified that the list is neither a list of banned substances nor as a ranking of Cfs, and that all active substances on the list will still be available on the market and are deemed acceptable, but could be substituted in time if a viable alternative is made available. We have conducted studies, which have been submitted to the authorities, to support our position that 1-MCP should be removed from the Cfs list.

Products that are already approved are subject to periodic review by regulatory authorities in many countries; such reviews frequently require the provision of new data and the conduct of more complex risk assessments. The outcome of reviews of existing registrations cannot be guaranteed; registrations may be modified or cancelled. Since all government regulatory authorities have the right to review existing registrations at any time, the sustainability of the existing portfolio cannot be guaranteed. Existing registrations may be lost at any time, resulting in an immediate impact on sales.

Prior to expiration, it is necessary to renew registrations. The renewal period and processes vary by country and may require additional studies to support the renewal process. Failure to comply could result in cancellation of the registration, resulting in an impact on sales.

Negative publicity relating to our products could reduce sales.

Our success depends both on our customers’ perception of our products’ effectiveness and on end-consumer’s perception of the safety of our products. We may, from time to time, be faced with negative publicity relating to public health concerns, customer complaints or litigation alleging illness or injury, negative employee, staffing and supplier relationships or other matters, regardless of whether the allegations are valid or whether we are found to be responsible. Given the global nature of the business, the negative impact of adverse publicity relating to one product or in one geographic region may extend far beyond the product or the country involved to affect other parts of our business. The risk of negative publicity is particularly great with respect to the performance of service providers because we are limited in the manner in which we can control them, especially on a real-time basis. The considerable expansion in the use of social media over recent years can further amplify any negative publicity that could be generated by such incidents.

Additionally, employee and/or staffing-related claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. A significant increase in the number of these claims or an increase in the number of successful claims would have a material adverse effect on our business, financial condition and results of operations. Customer demand for our products and our brand’s value could diminish significantly if any such incidents or other matters create negative publicity or otherwise erode customer confidence in us or our products, which would likely result in lower sales and could have a material adverse effect on our business, financial condition and results of operations.

New information or a change in consumer attitudes and preferences regarding diet and health could result in changes in regulations and consumer consumption habits, which could have an adverse effect on our business, financial condition and results of operations.

Regulations and consumer eating habits may change as a result of new information or attitudes regarding diet and health. Such changes may include responses to scientific studies on the health effects of particular food items or federal, state and local regulations that impact consumer perception of and demand for the produce to which our products are applied. We may not be able to effectively respond to changes in consumer health perceptions or to modify our product offerings to reflect trends in eating habits, which could have a material adverse effect on our business, financial condition and results of operations.

Use of our current products is not compatible with “organic” labeling standards in all jurisdictions. As such, an increase in consumer preference for organic produce could negatively affect the demand for our products or services. Similarly, a shift in consumer preferences away from fresh produce in favor of frozen or otherwise processed food products, or towards “seasonal” or locally grown produce, could negatively affect the demand for our products or services.

We may be required to pay substantial damages for product liability claims or other legal proceedings.

We may become involved in lawsuits concerning crop damage and product inefficacy claims, in addition to intellectual property infringement disputes, claims by employees, or former employees or contingent staff, and general commercial disputes. Pending and future lawsuits may have outcomes that may be material to our results of operations and financial condition, limit our ability to engage in our business activities, or result in negative publicity.  Our insurance may not apply to or fully cover any liabilities we incur as a result of these lawsuits.

We may face potential product liability claims for or relating to products we have sold and products that we may sell in the future. Such claims may be significant to our business, may be complex in nature, and often have outcomes that are difficult to predict. Since our products are used in the food chain on a global basis, any such product liability claim could subject us to litigation in multiple jurisdictions. Product liability claims, regardless of their merits or their ultimate outcomes, are costly, divert management’s attention, and may adversely affect our reputation and demand for our products and may result in significant damages. We cannot predict with certainty the eventual outcome of pending or future product liability claims. Any of these negative effects resulting from product liability claims could adversely affect our results of operations, cash flows, or financial condition. These risks exist even with respect to products that have received, or may in the future receive, regulatory approval, registration, and clearance for commercial use. Unexpected quality or efficacy concerns can arise with respect to marketed products, whether or not scientifically justified, leading to product recalls, withdrawals, or declining sales, as well as product liability, personal injury and/or other claims.

Our results of operations are subject to exchange rate and other currency risks. A significant movement in exchange rates could adversely impact our results of operations and cash flows.

We conduct our business in many different currencies, primarily the U.S. dollar and the Euro. Accordingly, currency exchange rates affect our operating results. The effects of exchange rate fluctuations on our future operating results are unpredictable because of the number of currencies in which we conduct business and the potential volatility of exchange rates. We are also subject to the risks of currency controls and devaluations. Currency controls may limit our ability to convert currencies into U.S. dollars or other currencies, as needed, or to pay dividends or make other payments from funds held by subsidiaries in the countries imposing such controls, which could adversely affect our liquidity. Currency devaluations could also negatively affect our operating margins and cash flows. For example, if the U.S. dollar were to strengthen against a local currency, our operating margin would be adversely impacted in the country to the extent significant costs are denominated in U.S. dollars while our revenues are denominated in such local currency. We operate in countries that have experienced hyperinflation in recent years, which amplifies currency risk.

Changes in our customers’ practices and processes could reduce the demand for our products and services.

Our products and services are used significantly in the growing, storage and handling of fresh produce and other crops, and flowers. Changes, including buyer’s preferences, longer shelf-life varieties and technological changes, in our customers’ practices or processes may make our products and services unnecessary, which would reduce the demand for those products and services. We have had, and may continue to have, customers that find alternative materials, practices or processes and therefore no longer require our products or services.

We are expanding our use of the distributor model.

We have entered into long-term distribution relationships for our products in China, Russia, Israel, South Korea, Japan, and Mexico. As a result, delivery of services and products in these jurisdictions relies on the performance of a small number of contractual counterparties, and in most of these countries we are not directly involved in sales and service provider relationships. The failure to properly perform by, switch to the competition or loss of, one or more of such distributors could have a material adverse effect on our business, financial condition and results of operations.

Our substantial international operations subject us to risks, including unfavorable political, regulatory, labor, tax and economic conditions in other countries that could adversely affect our business, financial condition and results of operations.

Currently, we operate, or others operate on our behalf, in more than 40 countries, in addition to our operations in the United States. We expect sales from international markets to represent an increasing portion of our net sales. Accordingly, our business is subject to risks related to the different legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in our international operations include the following:

•                  agreements and intellectual property rights may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system;

•                  foreign customers may have increased credit risk and different financial conditions, which may necessitate longer payment cycles or result in increased bad debt write-offs or additions to reserves related to our foreign receivables;

•                  foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade or investment, including currency exchange controls;

•                  foreign exchange controls may delay, restrict or prohibit the repatriation of funds, and any restrictions on the repatriation of funds may result in adverse tax consequences and tax inefficiencies and negatively affect our liquidity;

•                  U.S. export licenses may be difficult to obtain;

•                  import licenses and permits and product registrations may be difficult to obtain and maintain at the country of destination;

•                  there may be delays and interruptions in transportation and importation of our products;

•                  fluctuations in exchange rates may affect product or service demand and may adversely affect the profitability in U.S. dollars of products and services in markets where payment for our products and services is made in currencies other than the U.S. dollar;

•                  general economic conditions in the countries in which we operate, including fluctuations in gross domestic product, interest rates, market demand, labor costs and other factors beyond our control, could have an adverse effect on our net sales in those countries;

•                  our results of operations in a particular country could be affected by political or economic instability on a country-specific or global level from various causes, including the possibility of hyperinflationary conditions, natural disasters and terrorist activities and the response to such conditions and events;

•                  we may experience difficulties in staffing and managing multi-national operations, including the possibility of labor disputes abroad;

•                  unexpected adverse changes in foreign laws or regulatory requirements may occur, including environmental, health and safety laws and laws and regulations affecting export and import duties and quotas;

•                  governmental policies, including farm subsidies, tariffs, tenders, and commodity support programs, as well as other factors beyond our control, such as the prices of fertilizers, seeds, water, energy and other inputs, and the prices at which crops may ultimately be sold, could negatively influence the number of acres planted, the mix of crops planted and the demand for agrochemicals;

•                  compliance with a variety of foreign laws and regulations may be difficult;

•                  public attitudes toward treatment of foods, including fresh produce, may be negative in certain countries and may present challenges to the adoption of our products and services;

•                  we may be subject to the risks of divergent business expectations resulting from cultural incompatibility; and

•                  overlap of different tax regimes may subject us to additional taxes.

We generally do not have long-term contracts with our customers or our service providers.

Many of our relationships with our customers are based primarily upon one-year agreements or individual sales orders. As such, our customers could cease buying products or services from us at any time, for any reason, with little or no recourse. If multiple customers or a material customer elected not to purchase products or services from us, our business prospects, financial condition and results of operations could be adversely affected.

Our traditional service model relies on short-term contracts with a large number of service providers who apply our products in most jurisdictions for our customers. Service providers’ investment in the equipment necessary to provide services to customers is also minimal. As a result, service providers could cease providing services or provide services for a competitor upon relatively short notice. If multiple service providers or a material service provider elected not to provide services on our behalf, our business, financial condition and results of operations could be adversely affected.

Increases in costs or reductions in the supplies of raw materials we use in our manufacturing process could materially and adversely affect our results of operations.

Our operations depend upon our or our contract manufacturers obtaining adequate supplies of raw materials on a timely basis. We typically purchase our major raw materials on a contract or as-needed basis from outside sources. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, the financial stability of our suppliers, suppliers’ allocations to other purchasers, interruptions in production by suppliers, new laws or regulations, changes in exchange rates and worldwide price levels. Additionally, we cannot guarantee that, as our supply contracts expire, we will be able to renew them, or if they are terminated, that we will be able to obtain replacement supply agreements on terms favorable to us. Our results of our packaging or external manufacturing operations could be adversely affected if we, or our contract manufacturers on our behalf, are unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increase significantly.

Joint development, distribution, manufacturing or venture investments that we enter into could be adversely affected by our lack of sole decision-making authority, our reliance on partners’ operational capabilities, strategic decisions and financial condition, and disputes between us and our collaborating partners.

We have a limited number of joint development and distribution agreements, and may enter into new ones in the future. Investments through joint research, development, registration, manufacturing, distribution, or other joint entities (collectively “collaborations”) may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that collaboration partners might be sold, become bankrupt, fail to fund their share of required investments, fail to meet collaboration milestones, elect to change strategy, make poor business decisions or block or delay necessary decisions. Collaboration partners may develop economic or other business interests or goals which could conflict and become incompatible with our business interests, and may be in a position to take actions opposed to our strategy and objectives. Such collaborations may also have the potential risk of impasses on decisions, because neither we nor our collaborating partners would have full control over the partnership or joint collaboration. Disputes between us and our collaborating partners may result in arbitration or litigation that would increase our expenses and distract our management team from focusing their time and effort on the business. Consequently, action by, or disputes with, our collaboration partners might result in subjecting the projects, investments or facilities owned by the partnership or collaboration to additional risk. In addition, we may in certain circumstances be liable for the actions of our collaborating partners, which could materially and adversely affect our business, financial condition and results of operations.

We might require additional capital to support business growth, and this capital might not be available.

We intend to continue to make investments to support our business growth and might require additional funds to fund our planned growth, including strategic acquisitions.  Accordingly, we might need to engage in equity or debt financings to secure additional funds. If we raise additional funds through issuance of equity securities, our existing stockholders could suffer significant dilution, and any new equity securities that we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets. In addition, we might not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when required, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Our substantial level of indebtedness could materially and adversely affect our business, financial condition and results of operations.

Upon consummation of the Business Combination on July 31, 2015, we incurred debt obligations in the form of a $425 million term loan and a $25 million revolving loan.  The incurrence of this debt could have a variety of negative effects, including:

•                  default and foreclosure on our assets if our operating revenues are insufficient to repay our debt obligations;

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

•                  limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•                  other disadvantages compared to our competitors who may have less debt.

We are subject to credit risks related to our accounts receivable, and failure to collect our accounts receivable could adversely affect our results of operations and financial condition.

The failure to collect outstanding receivables could have an adverse impact on our business, financial condition and results of operations. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then we might be required to make additional allowances, which would adversely affect our results of operations in the period in which the determination or allowance was made. Bad debt write offs were less than .5% of revenues in each of 2012, 2013 and 2014.

While we occasionally obtain letters of credit or other security for payment from customers or distributors, enforcing that security is a lengthy and expensive process, and the eventual sale of the security may not ultimately cover the underlying trade receivable balance. Accordingly, we are not protected against accounts receivable default or bankruptcy by these entities. The current economic climate and volatility in the price of the underlying agricultural commodities could increase the likelihood of such defaults and bankruptcies. If a material portion of our customers or distributors were to become insolvent or otherwise were not able to satisfy their obligations to us, we would be materially harmed.

We license patent rights from third parties. If we are not able to enter into future licenses on commercially reasonable terms, if such third parties do not properly maintain or enforce the patents underlying such existing or future licenses, or if we fail to comply with our obligations under such licenses, our competitive position and business prospects could be adversely affected.

We are a party to license agreements that give us rights to third-party intellectual property that may be necessary or useful for our business, and we may enter into additional licenses in the future. If we are unable to enter into licensing arrangements on favorable terms in the future, our business may be adversely affected. In addition, if the owners of the patents we license do not properly maintain or enforce the patents underlying such licenses, our competitive position and business prospects could be harmed. Without protection for the intellectual property we license, other companies might be able to offer substantially similar or identical products and/or services for sale, which could adversely affect our competitive business position and harm our business prospects.

If we fail to comply with our obligations under license agreements, our counterparties may have the right to terminate these agreements, in which event we may not be able to develop, manufacture, register, or market, or may be forced to cease developing, manufacturing, registering, or marketing, any product or service that is covered by these agreements or may face other penalties under such agreements. Such an occurrence could materially adversely affect the value of the applicable ingredient or formulated products and/or services provided by us and have an adverse effect on our business, financial condition and results of operations.

If the data we supply to registration authorities is used by other companies to obtain their own product registrations, “generic” copies of products in our portfolio could enter the market, and our business position could be adversely affected.

In many countries, toxicity studies, data and other information relied upon by registration authorities in support of a product registration are granted “data protection” for a period of up to 15 years after the date upon which the data was originally submitted. In addition to the period of data compensability, there is in many geographies an exclusive use period of 10 years during which other companies may not legally cite our data in support of registration submissions without our written permission. In some countries, there is also a period of time during which companies may cite another company’s data upon payment of data compensation. In other countries, there is no legislation at all that effectively prevents third parties from citing our proprietary regulatory data. Furthermore, after the exclusive use period and data compensation period have expired, as will be the case with respect to our data in Europe in 2016, any third party would be free to cite our data in support of its registration submissions. The possibility that third parties can use our registration data to obtain their own product registrations can adversely affect our business, financial condition and results of operations by allowing “generic” copies of products in our portfolio into the market.

Failure to comply with the Foreign Corrupt Practices Act, or FCPA, and other similar anti-corruption laws, could subject us to penalties and damage our reputation.

We are subject to the FCPA, which generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment and requires companies to maintain certain policies and procedures, including maintenance of adequate record-keeping and internal accounting practices to accurately reflect transactions. Certain of the jurisdictions in which we conduct business are at a heightened risk for corruption, extortion, bribery, pay-offs, theft and other fraudulent practices. Under the FCPA, U.S. companies may be held liable for actions taken by their strategic or local partners or representatives. Other jurisdictions in which we operate have adopted similar anti-corruption, anti-bribery, and anti-kickback laws to which we are subject. If we, or our intermediaries, fail to comply with the requirements of the FCPA, or similar laws of other countries, governmental authorities in the United States or elsewhere, as applicable, could seek to impose civil and/or criminal penalties, which could damage our reputation and have a material adverse effect on our business, financial condition and results of operations.

In the day-to-day conduct of the business, particularly in our efforts to obtain and maintain product registrations, we are in frequent contact with persons who may be considered government officials under applicable anti-corruption, anti-bribery and anti-kickback laws, and, therefore, we are subject to an increased risk of violations. In many of the countries in which we operate, particularly those with developing economies, it is or has been common for government officials and businesses to engage in business practices that are prohibited by these laws. Our employees, distributors, dealers and agents may not always take actions that are consistent with our policies designed to ensure compliance, particularly when they are confronted by pressures from competitors and others to act in a manner that is inconsistent with such policies. Violations of anti-corruption, anti-bribery or anti-kickback laws or regulations could have an adverse effect on our business. If we do not properly implement and maintain practices and controls with respect to compliance with applicable anti-corruption, anti-bribery and anti-kickback laws, or if we fail to enforce those practices and controls properly, we may be subject to regulatory sanctions, including administrative costs related to governmental and internal investigations, civil and criminal penalties, injunctions and restrictions on our business activities, all of which could materially and adversely affect our business, financial condition and results of operations.

We rely heavily on information technology, and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.

Our operations rely heavily on information systems for management of our supply chain, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our planned AdvanStore™ product offering relies particularly heavily on information systems for monitoring, data collection and analysis. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these information systems. Our operations depend upon our ability to protect our computer equipment and systems, which, in the case of AdvanStore™ systems, are not located within our physical control, against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems could result in delays in customer service and reduce efficiency in our operations. Remediation of such problems could result in significant, unplanned capital investments.

We use hazardous materials in our business and are subject to regulation and potential liability under environmental laws.

Our business is subject to a wide range of stringent laws and regulations that relate to the raw material supply chain, environmental compliance and disposition of any hazardous wastes. As with any chemical manufacturing enterprise, there are inherent hazards associated with chemical manufacturing and the related storage and transportation of raw materials, and the potential that accidents or noncompliance with laws and regulations by us, or our contract manufacturers, could disrupt our operations or expose us to significant losses or liabilities. We cannot predict the adverse impact that new environmental regulations, or new interpretations of existing regulations, might have on the research, development, production, and marketing of our products.

We rely on unaffiliated contract manufacturers to produce certain products or key components of products. Also, our suppliers or toll manufacturers may use hazardous materials in connection with producing our products. We may also from time to time send wastes to third parties for disposal. In the event of a lawsuit or investigation, we could be subject to claims for liability for any injury caused to persons or property by exposure to, or release of, such hazardous materials or wastes. Further, we may be required to indemnify our suppliers, toll manufacturers, or waste disposal contractors against damages and other liabilities arising out of the production, handling, or storage of our products or raw materials or the disposal of related wastes. Such indemnification obligations could have an adverse effect on our business, financial condition and results of operations.

We may need to recognize impairment charges related to goodwill, identified intangible assets and fixed assets.

We expect to have substantial balances of goodwill and identified intangible assets as a result of the Business Combination, and we may record additional goodwill and other intangible assets as a result of any acquisitions we may complete in the future. We are required to test goodwill and any other intangible asset with an indefinite life for possible impairment on the same date each year and on an interim basis if there are indicators of a possible impairment. We are also required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment. There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and fixed assets. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which we operate or impairment in our financial performance and/or future outlook, the estimated fair value of its long-lived assets decreases, we may determine that one or more of our long-lived assets is impaired. An impairment charge would be determined based on the estimated fair value of the assets and any such impairment charge could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Separation from Dow

Our inability to transition successfully to being an independent company may have a material adverse effect on our business or results of operations.

Until the consummation of Business Combination on July 31, 2015, the AgroFresh Business was a part of the integrated operations of Dow. As a result of the Business Combination, we became an independent company and it cannot be assured that we will make the transition successfully. For example, certain of our accounting and information technology systems have historically been a part of Dow’s larger operations and may not be able to successfully transition to independent operations in a timely manner, or at all, or at a higher than anticipated cost. Any delays in implementing required systems may lead to increased operating expenses. Any failure or delay in implementing these systems could also result in material misstatements in the financial statements or delays in meeting reporting obligations. Upon the consummation of the Business Combination, we entered into a Transition Services Agreement with Dow (the “Transition Services Agreement”), which covers such services as certain marketing and sales, customer, information technology and finance services, among others, generally provides for our receipt of transitional services from Dow for terms which vary according to the service range from six months to five years (or such longer period and with such extensions as provided for pursuant to the Transition Services Agreement) before we must develop such services on our own. We will also incur costs in the future which may be different from costs that we historically incurred within Dow’s larger cost structure, including costs associated with health and welfare benefits for our employees, internal legal, tax and treasury services. Additionally, as part of Dow, we benefited from certain economies of scale, including with respect to relationships with certain suppliers and service providers. We may not be able to maintain or build the independent relationships that are necessary to continue to benefit from such economies of scale or operate the business successfully. Any failure to transition successfully to an independent company may have a material adverse effect on our business, financial condition or results of operations.

Our historical financial information may not be indicative of our future results as an independent company.

Our historical financial information may not reflect what our results of operations, financial position and cash flows would have been had we been an independent company during the periods presented and may not be indicative of what our results of operations, financial position and cash flows will be in the future as an independent company. This is primarily a result of the following factors:

•                  our historical financial information reflects cost allocation for services historically provided by Dow and we expect these allocations to be different from the costs we will incur for these services as a smaller independent company, including with respect to services we expect will be provided by Dow under the Transition Services Agreement and other agreements with Dow and its affiliates. We expect that in some instances the costs incurred for these services as a smaller independent company will be higher than the share of total Dow expenses assessed to us historically; and

•                  our historical financial information does not reflect the debt and related interest expense that we have incurred in connection with the Business Combination.

Dow provides a number of services to us pursuant to the Transition Services Agreement. When such agreement terminates, we will be required to replace such services, and the economic terms of the new arrangements may be less favorable to us.

Under the terms of the Transition Services Agreement, Dow provides us, for a fee, specified support services related to corporate functions for various terms following the Business Combination, such as marketing and sales support (one year term), customer service (one year term), supply chain (one year term), purchasing (one year term), finance (six month term), information systems services (five year term), environmental, health and safety (six month term), and general consulting (one year term), unless earlier terminated according to the terms of the Transition Services Agreement. As each of the foregoing services terminates pursuant to the terms of the Transition Services Agreement, we will be required to either enter into a new agreement with Dow or another services provider or assume the responsibility for these functions. We cannot assure you that the economic terms of the new arrangements will be similar to those under our current arrangements with Dow. If we are unable to renew or replace such arrangements on a comparable basis, our business, financial condition and results of operations may be materially and adversely affected.

We will be required to pay Dow for certain tax benefits we may claim in the future, and these amounts are expected to be material.

Pursuant to the Tax Receivables Agreement we entered into with Dow upon the consummation of the Business Combination (the “Tax Receivables Agreement”), we will pay annually to Dow 85% of the amount of any tax savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of the increase in tax basis of our assets resulting from a section 338(h)(10) election that we and Dow have agreed to make in connection with the Business Combination.

We expect that the payments that we may make under the Tax Receivables Agreement could be substantial. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding Tax Receivables Agreement payments. There may be a material negative effect on our liquidity if we do not have sufficient funds to permit us to make payments under the Tax Receivables Agreement after we have paid taxes.

In certain cases, payments by us under the Tax Receivables Agreement may be accelerated or significantly exceed the tax benefits we realize in respect of the tax attributes subject to the Tax Receivables Agreement.

The Tax Receivables Agreement provides that if, at any time, we elect an early termination of the Tax Receivables Agreement, we would be required to make an immediate payment equal to the present value of the anticipated future payments to Dow under the Tax Receivables Agreement, after the termination date. Such payment would be based on certain valuation assumptions and deemed events set forth in the Tax Receivables Agreement, including the assumption that we have sufficient taxable income to fully utilize such tax benefits. In addition, in the event of certain acquisition transactions by us or a change of control of us, an alternative calculation mechanic will apply to determine the amount paid to Dow under the Tax Receivables Agreement, which alternative calculation mechanic could result in payments to Dow that are greater than the tax benefits actually realized by us in respect of the tax attributes subject to the Tax Receivables Agreement. Accordingly, payments under the Tax Receivables Agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits and may be significantly greater than the benefits we realize in respect of the tax attributes subject to the Tax Receivables Agreement. In these situations, our obligations under the Tax Receivables Agreement could have a substantial negative impact on our liquidity. We may not be able to finance our obligations under the Tax Receivables Agreement and any indebtedness we incur may limit our subsidiaries’ ability to make distributions to us to pay these obligations. In addition, our obligations under the Tax Receivables Agreement could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control that could otherwise be in the best interests of our stockholders.

Risks Related to Our Securities

Dow and Boulevard Acquisition Sponsor, LLC (the “Sponsor”) have significant influence over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

Immediately following the completion of the Business Combination, Dow and the Sponsor (and its affiliates) beneficially owned approximately 35% and 12%, respectively, of our outstanding common stock. In addition, the Sponsor beneficially owns a significant percentage of our outstanding warrants. Because of the degree of concentration of voting power (and the potential for such power to increase upon the purchase of additional stock or the exercise of warrants), your ability to elect members of our board of directors and influence our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends, may be diminished.

Our stock price could be extremely volatile, and, as a result, you may not be able to resell your shares at or above the price you paid for them.

In recent years the stock market in general has been highly volatile. As a result, the market price and trading volume of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:

•                  actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•                  changes in the market’s expectations about our operating results;

•                  success of competitors;

•                  our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•                  changes in financial estimates and recommendations by securities analysts concerning us or the specialty chemicals industry in general;

•                  operating and stock price performance of other companies that investors deem comparable to the Company;

•                  our ability to market new and enhanced products on a timely basis;

•                  changes in laws and regulations affecting our business;

•                  our ability to meet compliance requirements;

•                  commencement of, or involvement in, litigation involving us;

•                  changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•                  the volume of shares of our common stock available for public sale;

•                  any major change in our board of directors or management;

•                  sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•                  general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Regulatory compliance may divert our management’s attention from day-to-day management of our business, which could have a material adverse effect on our business.

Our management team may not successfully or efficiently manage our continued transition to a public company that will be subject to significant regulatory oversight and reporting obligations under the federal securities laws and the regulations imposed by NASDAQ. In particular, these new obligations will require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business, which could materially and adversely impact our business operations.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.

Our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, or shares of our authorized but unissued preferred stock. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock.

There may be sales of a substantial amount of our common stock by our current stockholders, and these sales could cause the price of our common stock to fall.

As of September 30, 2015, there were 49,940,548 shares of common stock outstanding.  Of our issued and outstanding shares that were issued prior to the Business Combination, all are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act.  Future sales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

At the closing of the Business Combination, we entered in an Investor Rights Agreement (the “Investor Rights Agreement”), pursuant to which Dow, the Sponsor and the other parties thereto are entitled to demand that we register the resale of their securities subject to certain minimum requirements. Stockholders who are party to the Investor Rights Agreement also have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Business Combination.

Upon effectiveness of any registration statement we file pursuant to the Investor Rights Agreement, and upon the expiration of the lockup period applicable to the parties to the Investor Rights Agreement, these parties may sell large amounts of our stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in our stock price or putting significant downward pressure on the price of our stock.

Sales of substantial amounts of our common stock in the public market after the Business Combination, or the perception that such sales will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future.

Warrants are exercisable for our common stock, which, if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of September 30, outstanding warrants to purchase an aggregate of 16,790,233 shares of our common stock were exercisable in accordance with the terms of the warrant agreement governing those securities. These warrants will expire at 5:00 p.m., New York time, on July 31, 2020, or earlier upon redemption or liquidation. The exercise price of these warrants is $11.50 per share, or approximately $193.1 million in the aggregate for all shares underlying these warrants, assuming none of the warrants are exercised through “cashless” exercise. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, the price and trading volume of our common stock could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on it, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Anti-takeover provisions contained in our certificate of incorporation and bylaws could impair a takeover attempt.

Our second amended and restated certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

•                  a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•                  no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•                  the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•                  the ability of our board of directors to determine whether to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•                  a prohibition on stockholder action by written consent, which forces stockholder action to be taken at a special meeting of our stockholders;

•                  the requirement that an annual meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•                  limiting the liability of, and providing indemnification to, our directors and officers;

•                  controlling the procedures for the conduct and scheduling of stockholder meetings;

•                  providing that directors may be removed prior to the expiration of their terms by stockholders only for cause; and

•                  advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our board of directors.

These provisions, alone or together, could delay hostile takeovers and changes in control of us or changes in our management. Any provision of our second amended and restated certificate of incorporation or bylaws that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Because we have no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our credit facility. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we had total annual gross revenue of $1 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock in our initial Public Offering.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a publicly traded company, we are required to comply with the SEC’s rules implementing Section 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Though we will be required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company, which may be up to five full fiscal years following our initial Public Offering.

To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. In addition, we may identify material weaknesses in our internal control over financial reporting that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404.

If we identify weaknesses in our internal control over financial reporting, are unable to comply with the requirements of Section 404 in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by NASDAQ (the exchange on which our securities are listed), the SEC or other regulatory authorities, which could require additional financial and management resources.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from our Initial Public Offering

On February 19, 2014, we closed our initial Public Offering of 21,000,000 units and on March 13, 2014 we issued and sold an additional 1,050,000 units pursuant to the underwriters’ partial exercise of their over-allotment option, with each unit consisting of one share of common stock and one-half of one warrant to purchase one share of our common stock at an exercise price of $11.50 per share. All of the units registered were sold at an offering price of $10.00 per unit and generated gross proceeds of $220,500,000. Citigroup Global Markets Inc. acted as the representative of the several underwriters (the “Underwriters”).  The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (Nos. 333-193320 and 333-193922). The SEC declared the registration statements effective on February 12, 2014.

We paid a total of $4,410,000 in underwriting discounts and commissions and approximately $750,000 for other costs and expenses related to the initial Public Offering (including approximately $120,000 that we repaid to the Sponsor in satisfaction of an outstanding promissory note upon the closing of the initial Public Offering). Citigroup Global Markets Inc. deferred an additional $7,717,500 in underwriting discounts and commissions, which amount was paid upon consummation of the Business Combination. The balance of the net proceeds from the initial Public Offering were used to pay a portion of the cash purchase price of the Business Combination, as well as expenses incurred in connection with the Business Combination.

Issuer Purchases of Equity Securities

The following table shows information regarding our repurchases of our warrants during September 2015 (the only month during the quarter ended September 30, 2015 in which repurchases occurred).

Period	Total Number of Warrants Purchased(1)	Average Price Paid per Warrant		Total number of Warrants Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Warrants That May Yet be Purchased Under the Plans or Programs
September 1-30	394,767	$2.31	(2)	394,767	$1,587,000	(3)

(1)         All warrants were repurchased under an authorization covering up to $2.5 million in warrants approved by our Board of Directors and publicly announced on September 10, 2015.

(2)         Exclusive of commissions paid on account of such purchases.

(3)         The entire amount of the maximum dollar value of warrants that may yet be purchased under the plan as of September 30, 2015 was used to purchase additional warrants during October 2015 for an average purchase price of $1.97, exclusive of commissions paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2015.(1)
3.2	Series A Certificate of Designation.(1)
3.3	Amended and Restated Bylaws.(2)
3.4	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of September 3, 2015.(3)
4.1	Specimen Common Stock Certificate.(1)
4.2	Specimen Warrant Certificate.(1)
10.1

Credit Agreement, dated July 31, 2015, by and among AgroFresh Inc., as the borrower and AF Solutions Holdings LLC, each a wholly-owned subsidiary of the Company, acting as guarantor, Bank of Montreal, as administrative agent, BMO Capital Markets Corp., Credit Suisse Securities (USA) LLC, and Sumitomo Mitsui Banking Corporation (“Sumitomo”) as joint lead arrangers and joint bookrunners, BMO Capital Markets Corp. and Credit Suisse, as joint physical bookrunners. Credit Suisse as syndication agent, Sumitomo as documentation agent, and the lenders party thereto.(1)

10.2

Investor Rights Agreement, dated July 31, 2015, by and among Boulevard Acquisition Corp., The Dow Chemical Company, Rohm and Haas Company, Boulevard Acquisition Sponsor, LLC, Robert J. Campbell, Joel Citron and Darren Thompson.(1)

10.3	Tax Receivables Agreement, dated July 31, 2015, by and among Boulevard Acquisition Corp., AgroFresh Inc., The Dow Chemical Company and Rohm and Haas Company.(1)
10.4	Transition Services Agreement, dated July 31, 2015, by and between AgroFresh Inc. and The Dow Chemical Company.(1)
10.5	Warrant Purchase Agreement, dated July 31, 2015, by and among The Dow Chemical Company, Rohm and Haas Company, Boulevard Acquisition Corp. and Boulevard Acquisition Sponsor, LLC.(1)
10.6	AgroFresh Solutions, Inc. Incentive Compensation Plan.(4)
10.7	Employment Agreement, dated August 19, 2015, between the Company and Margaret M. (Margo) Loebl.(5)
10.8	Employment Agreement, dated August 25, 2015, between the Company and Thomas Macphee.(5)
14.1	AgroFresh Solutions, Inc. Code of Business Conduct.(6)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*                 Filed herewith

(1)         Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on August 6, 2015.

(2)         Incorporated by reference to Annex A to the Company’s definitive proxy statement (File No. 001-36197) filed with the Securities and Exchange Commission on July 16, 2015.

(3)         Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 10, 2015.

(4)         Incorporated by reference to Annex C to the Company’s definitive proxy statement (File No. 001-36197) filed with the SEC on July 16, 2015.

(5)         Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on August 31, 2015.

(6)         Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on August 19, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AgroFresh Solutions, Inc.

Date: November 16, 2015

By	/s/ Thomas D. Macphee
Thomas D. Macphee
Chief Executive Officer

By	/s/ Margaret M. Loebl
Margaret M. Loebl
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2015.(1)
3.2	Series A Certificate of Designation.(1)
3.3	Amended and Restated Bylaws.(2)
3.4	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of September 3, 2015.(3)
4.1	Specimen Common Stock Certificate.(1)
4.2	Specimen Warrant Certificate.(1)
10.1

Credit Agreement, dated July 31, 2015, by and among AgroFresh Inc., as the borrower and AF Solutions Holdings LLC, each a wholly-owned subsidiary of the Company, acting as guarantor, Bank of Montreal, as administrative agent, BMO Capital Markets Corp., Credit Suisse Securities (USA) LLC, and Sumitomo Mitsui Banking Corporation (“Sumitomo”) as joint lead arrangers and joint bookrunners, BMO Capital Markets Corp. and Credit Suisse, as joint physical bookrunners. Credit Suisse as syndication agent, Sumitomo as documentation agent, and the lenders party thereto.(1)

10.2

Investor Rights Agreement, dated July 31, 2015, by and among Boulevard Acquisition Corp., The Dow Chemical Company, Rohm and Haas Company, Boulevard Acquisition Sponsor, LLC, Robert J. Campbell, Joel Citron and Darren Thompson.(1)

10.3	Tax Receivables Agreement, dated July 31, 2015, by and among Boulevard Acquisition Corp., AgroFresh Inc., The Dow Chemical Company and Rohm and Haas Company.(1)
10.4	Transition Services Agreement, dated July 31, 2015, by and between AgroFresh Inc. and The Dow Chemical Company.(1)
10.5	Warrant Purchase Agreement, dated July 31, 2015, by and among The Dow Chemical Company, Rohm and Haas Company, Boulevard Acquisition Corp. and Boulevard Acquisition Sponsor, LLC.(1)
10.6	AgroFresh Solutions, Inc. Incentive Compensation Plan.(4)
10.7	Employment Agreement, dated August 19, 2015, between the Company and Margaret M. (Margo) Loebl.(5)
10.8	Employment Agreement, dated August 25, 2015, between the Company and Thomas Macphee.(5)
14.1	AgroFresh Solutions, Inc. Code of Business Conduct.(6)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*                 Filed herewith

(1)         Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on August 6, 2015.

(2)         Incorporated by reference to Annex A to the Company’s definitive proxy statement (File No. 001-36197) filed with the Securities and Exchange Commission on July 16, 2015.

(3)         Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 10, 2015.

(4)         Incorporated by reference to Annex C to the Company’s definitive proxy statement (File No. 001-36197) filed with the SEC on July 16, 2015.

(5)         Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on August 31, 2015.

(6)         Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on August 19, 2015.