Form 10-K
period 2015-12-31
AgroFresh Solutions, Inc.
filed 2016-03-11
CIK 1592016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

(215) 592-3687

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Global Market
Warrants to purchase shares of Common Stock	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐   Yes ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act ☐   Yes ☒   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒   Yes ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒   Yes ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S—K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10—K or any amendment to this Form 10—K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  ☐  Yes ☒  No

As of June 30, 2015, the aggregate market value of the common stock held by nonaffiliates of the registrant, based on the $12.50 closing price of the registrant’s common stock as reported on the NASDAQ Stock Market on that date, was approximately $275.6 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding as of March 1, 2016 was 49,900,795.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this annual report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2016, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2015.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this annual report on Form 10-K constitute “forward-looking statements” for purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “will” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements relating to:

•                  our future financial performance;

•                  growth plans and opportunities, including planned product and service offerings;

•                  changes in the markets in which we compete;

•                  our ability to increase brand loyalty and awareness;

•                  our ability to enter into alliances and complete acquisitions of other businesses;

•                  protection of our intellectual property rights; and

•                  the outcome of any known and unknown litigation.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” elsewhere in this report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS

Overview

AgroFresh Solutions, Inc. (the “Company”, “AgroFresh”, “we”, “us” or “our”) is a global agricultural innovator in proprietary technologies that preserve the quality and value of fresh produce, including apples, pears, kiwifruit, avocados, and bananas, as well as flowers. We have a strong, proven track record in apple storage solutions and are expanding our pre- and post-harvest applications with other varieties of produce. We expect to continue to grow through strategic expansion of our core franchise, the development of a robust pipeline of high-value solutions that preserve the quality and value of fresh produce, and the pursuit of related, accretive acquisitions.

The SmartFresh™ Quality System (“SmartFresh”), our current principal product, regulates the post-harvest ripening effects of ethylene, the naturally occurring plant hormone that triggers ripening in certain fruits and vegetables, through proprietary technology. The active ingredient in this technology blocks the effects of ethylene. SmartFresh is naturally biodegradable and leaves no detectable residue, which has significant consumer appeal. We believe that SmartFresh preserves the texture, firmness, taste, and appearance of produce during storage, transportation, and retail display. SmartFresh allows growers and packers to deliver “just harvested” freshness on a year-round basis and retailers to increase customer satisfaction with fresh, high quality produce. An integral part of the SmartFresh sales process is the AgroFresh Whole Product offering, which is a direct service model providing customers with on-site applications of SmartFresh at their storage facilities combined with value-added advisory services.

We are also investing in and launching new solutions that are expected to drive future growth. We have developed and launched our Harvista™ technology (“Harvista”) to apply our proprietary technology to pre-harvest management of pome fruit, such as apples and pears. Just as we believe SmartFresh revolutionized post-harvest apple storage, we expect Harvista can have a similar impact in the orchard. By keeping apples on the tree longer, Harvista extends the harvest window to promote better color and fruit size development, thereby bringing new benefits to the grower and the retailer. Our near-term product pipeline also includes AdvanStore™ technology (“AdvanStore”), which provides advanced monitoring of fresh fruit while in storage, and the RipeLock™ Quality System (“RipeLock”), a proprietary technology which extends the shelf life of bananas.

We are subject to extensive national, state and local government regulation. We have completed more than 80 comprehensive international health and environmental tests that have approved 1-Methylcyclopropene (“1-MCP”) technology for use by workers and consumers, and in the environment. 1-MCP is degraded or metabolized by the natural processes in the apple and has been approved by domestic and global organizations such as the U.S. Environmental Protection Agency, the Food and Agriculture Organization of the United Nations (the “FAO”), the U.S. Food and Drug Administration (the “FDA”), the European Chemicals Bureau and the Global Partnership for Good Agricultural Practice.

History

We are a former blank check company that completed our initial public offering on February 19, 2014. On July 31, 2015 (the “Closing Date”), we consummated a business combination (the “Business Combination”) pursuant to a Stock Purchase Agreement, dated April 30, 2015 (the “Purchase Agreement”), with The Dow Chemical Company (“Dow”), providing for the acquisition by us of the AgroFresh business from Dow, resulting in AgroFresh Inc. becoming our wholly-owned, indirect subsidiary. On the Closing Date, we changed our name from Boulevard Acquisition Corp. to AgroFresh Solutions, Inc.  Prior to the closing of the Business Combination, the business that now comprises our business was operated through a combination of wholly-owned subsidiaries and operations of Dow, including through AgroFresh Inc. in the United States.

Competitive Strengths

We believe that the following strengths differentiate us from our competitors and serve as the foundation for our continued growth:

Global Agricultural Innovator with Proprietary Technical Know-How and Solutions. We are an agricultural innovator in proprietary technologies that preserve the quality and value of fresh produce in over 40 countries. Our scientists and contract research staff are leaders in the field of post-harvest physiology. Since the launch of SmartFresh in 2002, we have developed an extensive and exclusive database on produce physiology and preferences of our more than 3,000 customers. Using this extensive proprietary technical expertise, SmartFresh delivers a step-change in storage solutions for apples, allowing for significantly less waste and greater productivity, as well as a constant supply of high quality fruit throughout the year. We believe the recently launched Harvista technology has the potential to have the same impact in the pre-harvest stage, allowing apple and pear growers the ability to better manage their harvest, reduce waste and improve fruit quality. With AdvanStore, we expect to be able to provide packers unparalleled information about the condition of their fruit while in cold storage using novel monitoring technologies. We believe that our storage solutions and portfolio of pre- and post-harvest service offerings are well positioned to help address customer needs.

Compelling Benefits for Value Chain. Consumer surveys have found that freshness is the most important driver of customer satisfaction with a supermarket’s produce department. The ability to store produce longer while preserving just-harvested quality allows growers and packers to extend their marketing window and capitalize on seasonal pricing trends. We believe that SmartFresh revolutionized the apple industry by allowing growers and packers to meet year-round consumer demand for just-harvested quality. This extension of post-harvest life substantially increases the value of produce that is harvested on a seasonal basis but is sold to consumers throughout the year, particularly during the summer months when apple prices have historically peaked. The cost of SmartFresh translates into less than one cent per pound of apples, and can provide up to a 20-fold increase in value to the grower or packer over the cost of the service. Due to its high effectiveness and low cost relative to the value of the crop treated, we believe that SmartFresh provides compelling benefits across the value chain, from grower to retailer.

Unique Business Model with Sustainable Competitive Strengths. The AgroFresh Whole Product offering is a direct service model which comprises not only product applications but also “mission critical” advisory services. The AgroFresh product application uses a formulation of 1-MCP, an ethylene action inhibitor with a proven ability to maintain freshness and extend the shelf life of certain fresh produce, that is released into sealed storerooms using company-owned equipment. We have established a global footprint with operations in over 40 countries, allowing us to make over 34,000 monitored applications in 2015 alone. We currently have over 40 employees in research and development working in six AgroFresh locations around the world and at numerous research institutes and customer sites. This infrastructure investment has allowed us, over the past decade, to amass a proprietary database of technical data regarding the effective use of SmartFresh with a wide range of apple varieties in variable conditions. Our advisory services that are a part of the AgroFresh Whole Product offering utilize this information to assist customers in maximizing the profitability of their operations. We believe that our direct service model, extensive technical know-how, and brand loyalty will continue to sustain our competitive strengths.

Multiple Drivers of Future Growth. The market penetration of apples treated with SmartFresh outside the U.S. has been growing but has not yet reached the levels achieved in the U.S. We are increasing our sales and marketing efforts in non-U.S. regions to seek to capture these penetration opportunities and are working to apply SmartFresh to other crops, including pears, kiwifruit, plums, and bananas. Harvista extends our proprietary technology into pre-harvest management of apples and pears. Harvista is undergoing an expanded commercial launch in the U.S. We also achieved the first commercial sales for Harvista in Turkey in 2015 and seek to increase Harvista penetration in 2016. In addition, we are investing in and launching new solutions that we anticipate will drive continued business growth. AdvanStore offers atmospheric monitoring that storage operators are not capable of achieving with existing controlled atmosphere (“CA”) technology. This advanced monitoring system is being developed with our extensive understanding of fruit physiology, fruit respiration, current CA technology, and new proprietary diagnostic tools for measuring 1-MCP and other fruit volatiles and is designed to provide solutions to customers to help them protect the value of their crops. RipeLock combines 1-MCP with modified atmosphere packaging designed specifically for preserving the quality of bananas during transportation and extending their yellow shelf life for retailers and consumers.

High Customer Touch and Retention. Our personnel interact with our customers face to face year round—from harvest to harvest, to address all aspects of post-harvest operations and a variety of customer specific issues. We offer customer specific programs designed to improve the economics of growers and packers. We believe that this, in turn, has produced a high level of customer retention and trust in the product efficacy and related support services that come with the AgroFresh Whole Product offering.

Proven Management Team. Over the last decade, our management team has proven its ability to bring profitable innovation to the fresh produce industry. The team has extensive agricultural industry experience, long-standing customer relationships, and a long track record of success in bringing valuable services and solutions to market. Commercial and technical experts are located in key geographies worldwide to provide on-site advisory services, which help customers optimize crop potential. We encourage an independent and entrepreneurial spirit among our management team and employees.

Industry Overview

Food Preservation and Freshness

According to the FAO, over 1.3 billion tons of food, or approximately one third of the total food produced worldwide, is lost to spoilage or waste each year, including food valued at an estimated $48.3 billion in the U.S. alone. According to an October 2013 TESCO Consumer Study, nearly 45% of all fresh fruits and vegetables, including 40% of apples and 20% of bananas, are lost to spoilage. Loss or waste along the food supply chain has a variety of causes, including degradation of fresh produce during storage and transportation through the supply chain.

Food waste is a major economic cost for retailers. A large percentage of food waste at the retail level is based on qualitative factors related to consumer perception of freshness. A consumer survey conducted by Oliver Wyman and Ipsos Interactive in the U.S. in 2007 indicated

that freshness is the most important driver of customer satisfaction with a store’s produce department.

Pre-Harvest Treatments

Pre-harvest treatments commonly used to increase the value of crops and reduce pre-harvest losses include plant growth regulators (“PGRs”). PGRs influence the rate of growth or development of crops or affect their reaction to stress events such as harsh weather. PGRs interact with the biochemical make-up of the plant and work by mimicking or blocking the production of naturally occurring plant hormones, like ethylene. Blocking the production of ethylene allows a grower to slow down the maturation of fruit to achieve better control over the timing of harvest. PGRs have a range of effectiveness depending on factors such as environmental conditions and the timing of application.

Post-Harvest Treatments

Post-harvest treatments to maximize quality and reduce loss include treatments to manage the effects of ethylene and to prevent microbial contamination. Naturally occurring ethylene triggers the acceleration of ripening in certain horticultural crops which results in a reduction of post-harvest life.

One class of post-harvest treatments enhances quality and reduces losses by controlling the environment in which produce is stored. CA and Dynamic Controlled Atmosphere (“DCA”) systems are used to keep stored crops within their optimal ranges of temperature and levels of oxygen and carbon dioxide. Specific oxygen and carbon dioxide levels can lower respiration in fresh produce and delay ripening. CA systems have been used for many decades with fruits and vegetables to preserve freshness. DCA, a more recent innovation, seeks to adjust levels of oxygen and carbon dioxide dynamically as the produce in storage breathes and matures. CA and DCA are only effective at preserving freshness while the fruit is kept in cold storage. However, 1-MCP treatments have been found to be complementary to these technologies by helping to better maintain the quality of apples during cold storage and maintaining freshness for up to 90 days after the apples are removed from cold storage.

Our Business

We are an agricultural innovator in proprietary advanced technologies that enhance the freshness, quality, and value of fresh produce. We currently offer SmartFresh applications at customer sites through a direct service model utilizing third-party contractors. As part of the AgroFresh Whole Product offering, we also provide advisory services based on our extensive knowledge base on the use of 1-MCP collected through thousands of monitored applications done as a part of the AgroFresh Whole Product offering. We operate in over 40 countries and currently derive over 90% of our revenue working with customers to protect the value of apples, pears and other produce during storage. We also offer Harvista pre-harvest technology in the U.S., Turkey and Argentina. Line extensions and new services are planned for introduction to seek to strengthen our global position in post-harvest storage and to capitalize on adjacent growth opportunities in pre-harvest markets.

The story of the AgroFresh business began with the discovery of the use of 1-MCP by research scientists at North Carolina State University in 1994. The technology was licensed by Rohm and Haas Company, which established the AgroFresh business and began commercializing 1-MCP as SmartFresh. Dow acquired Rohm and Haas Company in 2009.

1-MCP Overview

1-MCP, the active ingredient in SmartFresh and Harvista, is an ethylene action inhibitor with a proven ability to maintain freshness and extend the shelf life of certain fresh produce. The 1-MCP molecule is structurally similar to ethylene, a naturally occurring plant hormone that occurs in certain fruits and vegetables. Ethylene helps produce grow and ripen, but eventually causes over-ripening and spoilage. 1-MCP works by blocking the ethylene receptors in plant cells, which temporarily delays the ripening process, enabling the produce to better maintain the qualities associated with freshness.

Today, two types of SmartFresh formulations are used to deliver 1-MCP into store rooms, powder and tablets. In a typical SmartFresh powder application, an AgroFresh service provider mixes a pouch of water-soluble powder with water in a SmartFresh generator and activates the generator to release the gaseous form of 1-MCP in the sealed storeroom. When using tablets, a service provider adds the tablets into a prepackaged formulated solution, the tablets dissolve in the solution and the gaseous form of 1-MCP is released in the storeroom. The gas released by either process mixes with the air circulating in the room, interacts with the fruit, and firmly binds to the fruit’s ethylene receptor sites.

Fruits and vegetables are classified as climacteric or non-climacteric, a term referring to the process of fruit maturation. The climacteric event is a stage of fruit ripening associated with higher ethylene production and changes in the fruit including pigment changes and sugar release. For those climacteric fruits raised as food, the climacteric event marks the peak of edible ripeness, with fruits having the best taste and texture for consumption. The role of SmartFresh is to delay the onset of the climacteric stage until the product is ready for consumption. Apples, pears, kiwifruit, plums, persimmon, bananas, melons, peaches, and tomatoes are examples of climacteric fruit. Our management continues to evaluate the commercial value of 1-MCP with a range of other climacteric fruit.

SmartFresh Value Proposition

The value of SmartFresh with any crop is determined by both the biological efficacy with that crop and the utility value the application delivers to the customer. The biological efficacy with apples is high; apples are sensitive to ethylene and SmartFresh is effective at delaying ripening. In addition, SmartFresh brings high utility value by helping to keep apples fresh year-round despite their seasonal harvest. This set of attributes has increased the adoption of SmartFresh by apple growers and packers throughout the world. The cost of SmartFresh translates into less than one cent per pound of apples, providing significant economic value to customers. The price paid for SmartFresh is small relative to both the value of the crop and the importance of maintaining the quality of that crop during storage. The use of SmartFresh gives growers and packers the ability to store apples from one season to the next without losing their just picked quality characteristics.

SmartFresh is particularly effective in preserving the quality of apples. Beneficial effects of SmartFresh have been proven across numerous apple varieties throughout the world. SmartFresh is also effective with other crops, including pears, kiwifruit, plums, persimmons, avocados, and flowers, the latter marketed under the EthylBloc™ brand name and various private label brands.

SmartFresh Service Model

We believe that we have developed deep, trusted relationships with our customers by combining our effective SmartFresh product with application expertise and trusted advisory services. The AgroFresh Whole Product offering comprises this value-added service model. We made over 34,000 monitored applications in 2015 alone and, over the past decade, have amassed a valuable proprietary database of technical information on the best practices for the effective use of SmartFresh on a wide range of apple varieties. The advisory services component of the AgroFresh Whole Product offering utilizes this information to help maximize the profitability of our customers’ operations.

Seasonality

Our business is highly seasonal, driven by the timing of harvests in the northern and southern hemispheres. The first half of the year encompasses the southern hemisphere harvest season and the second half of the year encompasses the northern hemisphere harvest season. Since the northern hemisphere harvest is typically larger, a significant portion of our sales and profits are historically generated in the second half of the year. In addition to this seasonality, factors such as weather patterns may impact the timing of the harvest within the two halves of the year.

Our Other Products

Harvista

Harvista is a pre-harvest management product that brings ethylene management into the orchard. Harvista technology comprises several proprietary 1-MCP formulations that are specifically designed to keep fruit on the tree longer, which allows more color and size development.

Harvista provides flexibility for fruit harvesters when it is needed the most — within a few days before harvest or when bad weather strikes. Application in the period leading up to harvest allows the grower to better manage the optimal timing and scheduling of harvest. Application prior to, or following, a stress event such as bad weather helps to reduce the incidence of fruit drop triggered by these events, which can lower crop yields and cause significant economic loss. We believe the flexibility to apply treatment close to harvest provides growers using Harvista with valuable harvest management benefits compared to competing solutions using older technology that require applications well in advance of harvest.

We believe that Harvista extends the “ideal harvest window,” the period during which fruit quality is at its peak, by keeping the fruit on the tree longer. For pome fruits, the ideal harvest window is typically up to seven days. The use of Harvista can triple the length of that window by extending it up to an additional 14 days. This added flexibility creates significant benefits both in terms of harvest logistics and crop profitability. Widening the harvest window allows for better scheduling and the optimization of limited resources, such as harvest crews and equipment. The extended harvest window can result in increased average size and weight of fruit. Overall, the value of the crop is enhanced by bigger average sizes, better color, and fewer defects.

We offer Harvista technology for apples and pears through a pre-scheduled application service including aerial and/or ground applications. Typically, our technical staff designs the protocol in consultation with the customer, and third-party service providers (or in some cases the growers) make the applications. We are running a trial program in 2016 that will allow customers to make their own applications through

AgroFresh owned sprayers. This will give orchard operators flexibility to manage the application timing to meet orchard conditions.

Harvista applications were launched in the U.S. in 2012 in the Northwest region and in 2014 in the Eastern regions. Harvista was also launched in Turkey in 2015 and in Argentina in 2016. Management is currently compiling data for registration in ten more countries, which are expected to be completed on a country by country basis over the next six years, with additional registrations and label expansions expected to be pursued as new formulations and/or crop concepts are validated.

AdvanStore

Our AdvanStore platform is being designed to extend the AgroFresh Whole Product offering into monitoring the condition of produce during storage. We expect that these services will protect the value of the customer’s investment by analyzing the atmosphere of a storage room to determine if, and provide advance notice when, there are conditions present that may be detrimental to the quality of the produce. The AdvanStore offering is expected to include the installation of advanced sensor equipment in a customer’s facility that will provide “real-time” monitoring, analytics and feedback to enable the customer to more optimally manage the condition of the stored commodity. Through internal innovation and external alliances, the AdvanStore platform reflects our strategy to provide proprietary complete storage solutions to customers by leveraging our extensive knowledge of fruit physiology. Beta testing for AdvanStore will continue in 2016, with an anticipated launch in 2017.

RipeLock

RipeLock is an innovative fruit quality management system specifically designed for the banana industry. The patent-pending RipeLock system combines a specially-engineered, micro-perforated form of Modified Atmosphere Packaging (“MAP”) and a proprietary 1-MCP formulation. The combination of MAP with 1-MCP provides greater control over the ripening progression of bananas during shipping, distribution, and display. We believe that bananas handled with RipeLock technology retain their bright-yellow color, fresh taste, and appealing look for four to six days longer than untreated bananas. As a result, RipeLock maximizes the marketable “yellow life” of the fruit, providing economic benefits to brand owners and retailers. Commercial launch of RipeLock began in 2015, and the technology continues to progress through customer testing with brand owners, ripeners, food service companies and retailers in the U.S. and Europe. A full launch is expected during 2016.

Growth Strategy

Our mission is to provide technology, service and support targeted at preserving the quality, freshness and value of food, through the value chain, worldwide. We have a high touch, asset light, technology driven solutions philosophy. We intend to pursue profitable growth by building on our current capabilities and competencies, expanding into adjacent markets and pursuing related, accretive acquisitions.

Our focus is to:

•                  Strengthen our brand awareness and loyalty through customer relationship programs, intellectual property protection and year round customer engagement. AgroFresh believes this focus, building on its philosophy of customer intimacy and its sustainable competitive advantages, will allow it to better secure and grow its current business.

•                  Penetrate further both regionally and with short term cold storage opportunities. AgroFresh currently provides its offering to over 80% of US apples stored beyond 30 days. This percentage is much lower in Latin America, Asia Pacific and Europe. Penetration is typically driven by the pace of registrations, which were earliest in the U.S., and AgroFresh sees these other geographies presenting further opportunities for growth moving forward, as well as shorter term apple storage opportunities in all regions with existing customers.

•                  Extend to other produce, including bananas, pears, and other crops that have the ethylene physiology which responds positively to SmartFresh. One example is RipeLock for bananas, our system to maintain “yellow life” and thus extend the bananas’ shelf life at retailers and in consumers’ homes. It is also effective at reducing split peel which is a significant problem in the industry. AgroFresh believes it will be able to provide a measurable extension of “yellow life” as well as prevent disorders like split-peel, both of which are highly desired value drivers throughout the supply chain, especially at retail and consumer levels where consistent quality is expected to increase sales.

•                  Expand into other segments such as pre-harvest fruit quality management, fungal and microbial control solutions, diagnostics and storage management solutions. Opportunities include Harvista, which involves treating the produce before harvest, creating value for the grower through treated trees which retain their fruit longer, producing larger size, improved sugar development and better color, while also extending the picking window, allowing better harvest management, labor optimization, and fruit storage potential. Another opportunity is AdvanStore, our next storage management solution, which is being developed to utilize our extensive knowledge of produce physiology and our extensive post-harvest quality performance database, to allow customers to have their rooms continually monitored with advanced sensing technology for various problematic volatiles and storage parameters, as well as to provide real-time dosage of SmartFresh and other offerings to optimize fruit quality and condition during storage.

•                  Diversify and grow via alliances and accretive acquisitions, building on our numerous core competencies. AgroFresh anticipates proactively pursuing these opportunities.

Operations

We operate in more than 40 countries around the world. Currently, we use a single third party manufacturer, under a long-term contract that includes strong confidentiality obligations, to manufacture our key active ingredient, 1-MCP, and several other third parties, primarily to manufacture formulated products and provide product packaging services. We have no owned manufacturing facilities or manufacturing personnel.

We operate under a service model for our commercially available products including SmartFresh and Harvista. Sales and sales support personnel maintain direct relationships with the customers in terms of sales, price and contract negotiations, and overall customer service. Technical sales and support personnel work directly with customers to provide value-added advisory services regarding the application of SmartFresh and Harvista. The actual application of SmartFresh and Harvista is performed by service providers that are typically third-party contractors. We plan to trial an orchard operator self-application of Harvista in areas where it is best fits the local practice.

We have a dedicated customer service organization responsible for fulfilling customer-related requirements as well as coordinating all services being delivered by service providers. During the harvest season, temporary third-party resources are added to the customer service organization to support the high volume of transactions and activities.

Marketing and Sales

Our sales structure is built on both a regional and country-by-country basis. Globally, the business is divided into three regions, each of which has a commercial leader who is a part of our leadership team: (i) North America, Australia, and New Zealand; (ii) EMEA and Asia Pacific; and (iii) Latin America. Each leader supervises commercial managers responsible for either a number of countries or an area with large key accounts. With a direct business model, the commercial team calls on end-user customers, not just dealers or distributors. They also work closely in the field with the service providers.

Technical sales and development, the technical support group housed within research and development, supports the sales team. Technical sales support runs customer-specific trials for local apple varieties or specialized storage conditions and conducts follow-up with customers. These individuals work closely with customers to provide advice on appropriate protocols for SmartFresh and Harvista applications depending on crop, variety, region, and climatic conditions. The technical support group draws on our extensive knowledge base of 1-MCP applications across all regions and conditions.

Marketing and communications functions are organized on a global and regional basis. The regional teams manage all product launches, advertising and trade shows, and are responsible for corporate brand stewardship and communications. The teams reach out to customers to keep them up to date on the latest research and news about AgroFresh products. Market research, including product penetration, collecting competitive intelligence and tracking other relevant market and industry information, is managed globally in conjunction with the regional teams.

No single customer accounted for more than 10% of net sales in 2015, 2014, or 2013.

Competition

The market for the use of 1-MCP is evolving and, in the near future, we expect to face growing competition as some of our patents expire over the next several years. We compete with other pre- and post-harvest crop preservation providers that have similar product claims and offer potential functional substitutes for our products. Current competitors include: dynamic controlled atmosphere storage companies, including Harvest Watch; Janssen Pharmaceutical and Pace International selling the Fysisum 1-MCP technology; and 1-MCP generic sellers such as AgroBest, Fitomag and several Chinese companies. ReTain is used pre-harvest for extending the harvest season across all regions with the exception of the European Union. We believe that the principal factors of competition in our industry include reputation, product quality, customer service and intimacy, product innovation, technical service and value creation. We believe that we compete favorably with competitors on the basis of these and other factors. See the subsection titled “Competitive Strengths” above.

Research and Development

Research and development plays an important role at AgroFresh in supporting customers as well as developing line extensions and new products. Approximately half of our research and development resources are located in facilities in North America, with the remainder across the other regions. Approximately 30% of the research and development organization’s resources are composed of third-party contract resources. During fruit harvest times (August to November in the Northern Hemisphere and late January to early May in the Southern Hemisphere), we hire additional third-party contract scientists to assist with extensive testing of samples pulled from treated rooms. Most of the regional research and development facilities focus on customer trials and on further developing the extensive knowledge base of SmartFresh treatments. The remaining resources are prioritized against business aligned research and development initiatives to develop line extensions and create new products. Research and development makes use of core competencies in a number of technical areas including post-harvest physiology, analytical chemistry, regulatory sciences, regulatory affairs, formulation science, formulation process development, organic chemistry, and delivery systems. Initiatives focused on next generation solutions utilize expertise in molecular biology, microbiology, postharvest pathology, diagnostics and sensor technology.

Intellectual Property

We are a technology-based solutions provider and, as such, rely on a combination of important intellectual property strengths, including licenses, patents, trademarks, copyrights and trade secret protection laws to protect our proprietary technology and our intellectual property. We seek to control access to and distribution of our proprietary information. We enter into confidentiality agreements with our employees, consultants, customers, service providers and vendors that generally provide that any confidential or proprietary information developed by us or on our behalf be kept confidential including, but not limited to, information related to our proprietary manufacturing process and SmartFresh service model. In the normal course of business, we provide our intellectual property and/or our products protected by our intellectual property to third parties through licensing or restricted use agreements.

We obtained an exclusive license from North Carolina State University (“NCSU”) under the Sisler patent (U.S. 5,518,988) for the use of 1-MCP to delay ripening of fruit and flowers.  This patent has expired in the United States and in Europe and continues only in Japan until May of 2020. We also acquired the Daly patent (U.S. 6,017,849) for the encapsulation complex of 1-MCP and alpha-cyclodextrin (alpha-CD), used as the foundational component in SmartFresh and Harvista. Depending on the country, SmartFresh is currently protected by a patent for the encapsulation complex through 2018 or 2019. We have also generated an impressive portfolio of intellectual property with over 30 patents granted in at least one country (pending in other countries) covering 1-MCP and next generation technologies, most of which do not expire until 2025 or beyond. RipeLock and Harvista formulations are patent protected through at least 2027.

Regulation and Compliance

We are subject to extensive national, state and local government regulation, and we have a global network of highly-experienced regulatory consultants. Through this network, we have successfully obtained registrations for SmartFresh and Harvista in every country where the review process has been completed, and the registration process for Harvista continues in ten additional countries. As of December 31, 2015, we had completed more than 80 comprehensive international health and environmental tests and have obtained product registrations in 45 countries that have approved 1-MCP technology for use by workers and consumers, and in the environment. The product has been approved by domestic and global organizations such as the U.S. Environmental Protection Agency, FAO, FDA, the European Chemicals Bureau and the Global Partnership for Good Agricultural Practice. We do not anticipate any significant problems obtaining required licenses, permits or approvals that could negatively impact the ability to expand our business.

For a discussion of the various risks we may face from regulation and compliance matters, see “Risk Factors” in Item 1A of this report.

Employees

As of December 31, 2015, we had approximately 156 employees. None of our employees in North America are members of a union or subject to the terms of a collective bargaining agreement. In certain other countries where we operate (including Brazil, France, Germany, Italy, Netherlands and Spain), employees are members of unions or are represented by works councils. In addition, certain of our activities have been performed historically by seasonal and part-time third-party contingent staff.

Geographic Information

Please see Note 16 to the audited consolidated financial statements for geographic sales information.

Available Information

Our website is http://www.agrofresh.com. We make available free of charge, on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing or furnishing these reports with the Securities and Exchange Commission, or SEC. Information contained on our website is not a part of this report. We have adopted a code of ethics applicable to our employees including our principal executive, financial and accounting officers, and it is available free of charge, on our website’s investor relations page.

The SEC maintains an Internet site at http://www.sec.gov that contains our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and our proxy and information statements. All reports that we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

We serve established and knowledgeable customers in the business of growing, storing and handling of fresh produce and flowers. Key SmartFresh patents have expired or will expire over the next four years.

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

Our business involves complex operations and demands a management team and workforce that is knowledgeable and expert in many areas necessary for our operations. As a company focused on both research and development and customer service in the highly-specialized horticultural pre- and post-harvest field, we rely on our ability to attract and retain skilled employees, consultants and contractors, including our specialized research and development and sales and service personnel. As of December 31, 2015, we employed approximately 156 full-time employees, approximately 126 of whom were members of our research and development and sales and service teams. The departure of a significant number of our highly skilled employees, consultants or contractors or one or more employees who hold key regional management positions could have an adverse impact on our operations, including as a result of customers choosing to follow a regional manager to one of our competitors.

In addition, to execute our growth plan we must attract and retain highly qualified personnel. Competition for these employees exists; new members of management must have significant industry expertise when they join us or engage in significant training which, in many cases, requires significant time before they achieve full productivity. If we fail to attract, train, retain, and motivate our key personnel, our business and growth prospects could be severely harmed.

In addition, certain of our key full-time employees are employed outside the United States. In certain jurisdictions where we operate, labor and employment laws may grant significant job protection to employees, including rights on termination of employment. In addition, in certain countries where we operate (including Brazil, France, Germany, Italy, Netherlands and Spain), our employees are members of unions or are represented by works councils as required by law. We are often required to consult and seek the consent or advice of these unions and/or works councils. These laws, coupled with any requirement to consult with the relevant unions or works councils, could adversely affect our flexibility in managing costs and responding to market changes and could limit our ability to access the skilled employees on which our business depends.

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

Our business is highly dependent on a small number of products, primarily SmartFresh, based on one active ingredient, 1-MCP applied to a limited number of horticultural products. Currently, we derive over 90% of our revenue working with customers using SmartFresh to protect the value of apples, pears, and other produce during storage. We expect these applications, products and active ingredients to continue to account for a large percentage of our profits in the near term. Our ability to continue to market and sell products containing this active ingredient in existing and new crop segments is critical to our future success.

Our net sales and gross profit have historically been generated from one service platform but future growth in net sales and gross profit will likely depend on the development of new product and service platforms, geographic expansion and expansion into new applications. Net sales and gross profit may vary significantly depending on our product, service, customer, application and geographic mix for any given period, which will make it difficult to forecast future operating results.

Our net sales and gross profit vary among our products and services, customer groups and geographic markets. This variation will increase as we attempt to increase sales into new geographies and applications, and as we introduce new product and service platforms. Net sales and gross profit, therefore, may differ in future periods from historic or current periods. Overall gross profit margins in any given period are dependent in large part on the product, service, customer and geographic mix reflected in that period’s net sales. Market conditions, competitive pressures, increased material or application costs, regulatory conditions and other factors may result in reductions in revenue or create pressure on the gross profit margins of our business in a given period. Given the nature of our business and expansion plans, the impact of these factors on our business and results of operations will likely vary from period to period and across products, services, applications and geographies. As a result, we may be challenged in our ability to accurately forecast our future operating results.

Potential future acquisitions may not yield the returns expected, which, in turn, could adversely affect our business, financial condition and results of operations.

We expect to selectively pursue strategic acquisitions. Acquisitions present challenges, including geographical coordination, personnel integration and retention of key management personnel, systems integration, the potential disruption of each company’s respective ongoing businesses, possible inconsistencies in standards, controls, procedures, and policies, unanticipated costs of terminating or relocating facilities and operations, unanticipated expenses relating to such integration, contingent obligations, and the reconciliation of corporate cultures. Those operations could divert management’s attention from the business, cause a temporary interruption of or loss of momentum in the business, and adversely affect our results of operations and financial condition. Acquisitions are an important source of new products and active ingredients, technologies, services, customers, geographies and channels to market. The inability to consummate and integrate new acquisitions on advantageous terms could adversely affect our ability to grow and compete effectively.

In addition, we might not be able to identify suitable acquisition opportunities or obtain necessary financing on acceptable terms and might also spend time and money investigating and negotiating with potential acquisition or investment targets but not complete the transaction.

Following any acquisitions we may complete, if the new business, product or product or service portfolio does not meet our expectations for any reason, we may not achieve our forecasted results. There can be no assurance that the pre-acquisition analyses and the diligence we conducted in connection with any acquisition will uncover all material issues that may be present in a particular target business, or that factors outside of the target business and outside of our control will not later arise. In such event, we may be required to subsequently realize restructuring, impairment or other charges that could have a significant adverse effect on our business, financial condition and results of operations.

Conditions in the global economy may adversely affect our net sales, gross profit and financial condition and may result in delays or reductions in our spending that could have a material adverse effect on our business, financial condition and results of operations.

Although demand for fresh horticultural products is somewhat inelastic in developed economies, the fresh fruit and flower industries that we sell to can be affected by important changes in supply, market prices, exchange rates and general economic conditions. Delays or reductions in our customers’ purchasing or shifts to lower-cost alternatives that result from tighter economic market conditions would reduce demand for our products and services and could, consequently, have a material adverse effect on our business, financial condition and results of operations.

Our expansion depends on further penetration in existing markets and growth into new geographic markets, products, services and applications.

Our growth depends on our ability to achieve further penetration into existing markets and expand into new geographic markets where there may be little or no existing knowledge of our brands or service offerings. There are significant differences in fresh produce handling practices from geographic region to region. If we cannot generate further penetration in existing markets or create brand awareness and successfully adapt our sales and distribution practices to new markets, this could have an impact on our ability to generate greater revenue. Expansion into new geographic markets will require us to establish our value proposition for local fresh produce industries and to comply with new regulatory and licensing regimes. Longer registration lead times and a relatively fragmented post-harvest infrastructure in certain jurisdictions could have a material adverse effect on our results of operations and prospects in those markets.

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

Our Harvista product relies initially on a range of service providers, some of which will require different contractual arrangements than for our traditional product and service offerings. Because we cannot guarantee that there will be sufficient capacity in the near term to allow for significant adoption of the ground application utilizing a full service model, we are seeking to develop spray equipment that can be standardized within the industry to permit self-applications with appropriate AgroFresh product stewardship and security. Further, we must establish application procedures and protocols for Harvista that will differ from region to region, crop to crop and variety to variety. We will have to communicate such procedures and protocols to our new service provider network and work with the network to develop a level of efficiency that will support significant growth in the adoption of Harvista. It may take longer than anticipated to develop this level of efficiency with the new service provider network, which could negatively impact our business, financial condition and results of operations.

Failure to manage our growth effectively using our existing controls and systems could harm our business, financial condition and operating results.

Our existing management systems, financial and management controls and information systems may be inadequate to support our planned expansion. Managing any such growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain management and employees and to engage new material suppliers and service providers. We may not respond quickly enough to the changing demands that our expansion will impose on our management and existing infrastructure, which could harm our business, financial condition and results of operations. Failure to appropriately manage safety, human health, product liability and environmental risks could adversely impact employees, communities, stakeholders, the environment, our reputation and our business, financial condition and results of operations.

We may be unable to respond effectively to technological changes in our industry, which could reduce the demand for our products.

Our future business success will depend upon our ability to maintain and enhance our technological capabilities and develop and market products, services and applications that meet changing customer needs and market conditions in a cost-effective and timely manner. Maintaining and enhancing technological capabilities and developing new products may also require significant investments in research and development. We may not be successful in developing new products, services and technology that successfully compete or be able to anticipate changing customer needs and preferences, and our customers may not accept one or more of our new products or services. If we fail to keep pace with evolving technological innovations or fail to modify our products and services in response to customers’ needs or preferences, then our business, financial condition and results of operations could be adversely affected.

We currently rely on a limited number of suppliers to produce certain key components of our products.

We rely on unaffiliated contract manufacturers to produce certain key components of our products. There is limited available manufacturing capacity that meets our quality standards and regulatory requirements, especially for the manufacturing of the active ingredient, 1-MCP. Our 1-MCP needs are currently sourced from a single qualified supplier, although we currently have sufficient safety stock to allow us to withstand a disruption in supply from that supplier. In addition, we have qualified a second supplier to provide our active ingredient in the event of a disruption from our current supplier. However, if we are unable to arrange for sufficient production capacity among our contract manufacturers or our contract manufacturers encounter production, quality, financial, or other difficulties, including labor or geopolitical disturbances, we may encounter difficulty in meeting customer demands as we seek alternative sources of supply, or we may have to make financial accommodations to such contract manufacturer or otherwise take steps to avoid or minimize supply disruption. We may be unable to locate an additional or alternate contract manufacturing arrangement that meets our quality controls and standards and regulatory requirements in a timely manner or on commercially reasonable terms. Any such difficulties could have an adverse effect on our business, financial condition and results of operations, which could be material.

In some jurisdictions, we rely on independent distributors to distribute our products.

We rely in some jurisdictions on independent distributors to distribute our products and to assist us with the marketing, sale and servicing of certain of our products. For example, we have entered into long-term distribution relationships for our products in China, Russia, Israel, South Korea, Japan and Mexico. As a result, delivery of services and products in these jurisdictions relies on the performance of a small number of contractual counterparties, and in most of these countries we are not directly involved in sales and service provider relationships. We cannot be certain that our distributors will focus adequate resources on selling our products and services to end-users or will be successful in selling them. Some of our distributors also represent or manufacture other, potentially competing, agrochemical products. If we are unable to establish or maintain successful relationships with our distributors, we will need to further develop our own sales and distribution capabilities, which would be expensive, time-consuming and possibly not as successful in achieving market penetration, which could have a material adverse effect on our results of operations, cash flows or financial condition. In addition, the distribution of our products could be disrupted by a number of factors, including labor issues, failure to meet customer standards, bankruptcy or other financial issues affecting our third-party providers, or other issues affecting any such third party’s ability to meet our distribution requirements. The failure to properly perform by, switch to the competition or loss of, one or more of our distributors could have a material adverse effect on our business, financial condition and results of operations.

Our intellectual property and proprietary rights are integral to our business. Our business and results of operations could be adversely affected if we fail to protect our intellectual property and proprietary rights.

Our success depends to a significant degree upon our ability to protect and preserve our intellectual property rights, including our patent and trademark portfolio and trade secrets related to our proprietary processes, methods, formulations and other technology. Failure to protect our intellectual property rights may result in the loss of valuable technologies or impair our competitive advantage. We rely on confidentiality agreements and patent, trade secret and trademark, as well as judicial enforcement of all of the foregoing to protect such technologies and intellectual property rights. In addition, some of our technologies are not or will not be covered by any patent or patent application. With respect to our pending patent applications, we may not be successful in securing patents for these claims, which could limit our ability to protect inventions that these applications were intended to cover. In addition, the expiration of a patent can result in increased competition with consequent erosion of profit margins.

As key SmartFresh patents have expired or will expire over the next four years, if we are not able to achieve further differentiation of our products and services through patented mixtures, new formulations, new delivery systems, new application methods or other means of obtaining extended patent protection, our ability to prevent competitors from developing and registering similar products could have an adverse effect on our sales of such product. Our patents also may not provide us with any competitive advantage and may be challenged by third parties. Further, our competitors may attempt to design around our patents.

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

In addition, we rely on both registered and unregistered trademarks to protect our name and brands. Our failure to adequately maintain the quality of our products and services associated with our trademarks or any loss to the distinctiveness of our trademarks may cause us to lose certain trademark protection, which could result in the loss of goodwill and brand recognition. In addition, successful third-party challenges to the use of any of our trademarks may require us to rebrand our business or certain products or services associated therewith.

We may be unable to prevent third parties from using our intellectual property and other proprietary information without our authorization or from independently developing intellectual property and other proprietary information that is similar to ours, or that has been designed around our patents, particularly in countries other than the United States. The unauthorized use of our intellectual property and other proprietary information by others could reduce or eliminate any competitive advantages we have developed, cause us to lose sales or otherwise harm our business. If it becomes necessary for us to litigate to protect these rights; any proceedings could be burdensome and costly, and we may not prevail.

We may experience claims that our products infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products or services.

We continually seek to improve our business processes and develop new products and applications in a crowded patent space that we must continually monitor to avoid infringement. We cannot guarantee that we will not experience claims that our processes and products infringe issued patents (whether present or future) or other intellectual property rights belonging to others.

From time to time, we oppose patent applications that we consider overbroad or otherwise invalid in order to maintain the ability to operate freely in our various business lines without the risk of being sued for patent infringement. If, however, patents are subsequently issued on any such applications by other parties, or if patents belonging to others already exist that cover our products, processes or technologies, we could experience claims for infringement or have to take other remedial or curative actions to continue our manufacturing and sales activities with respect to one or more products. Likewise, our competitors may also already hold or have applied for patents in the United States or abroad that, if enforced or issued, could prevail over our patent rights or otherwise limit our ability to manufacture or sell one or more of our products in the United States or abroad. Any actions asserted against us could include payment of damages for infringement, stopping the use, require that we obtain licenses from these parties or substantially re-engineer our products or processes in order to avoid infringement. We may not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer our products successfully. Further, intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business.

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

Seasonality, as well as adverse weather conditions and other natural phenomena, may cause fluctuations in our revenue and operating results.

Historically, our operations have been seasonal, with a greater portion of total net revenue and operating income occurring in the third and fourth calendar quarters. Our customers’ crops are vulnerable to adverse weather conditions and natural disasters such as storms, tsunamis, hail, tornadoes, freezing conditions, extreme heat, drought, and floods, which can reduce acreage planted, lead to modified crop selection by growers and affect the timing and overall yield of harvest, each of which may reduce or otherwise alter demand for our products and services and adversely affect our business and results of operations. Weather conditions and natural disasters also affect decisions of our distributors, direct customers and end-users about the types and amounts of products and services to purchase and the timing of use of such products and services. Delays by growers in harvesting can result in deferral of orders to a future quarter or decisions to forego orders altogether in a particular growing season, either of which would negatively affect our sales in the affected period. As a result of seasonality, any factors that would negatively affect our third and fourth quarter results in any year could have an adverse impact on our business, financial condition and results of operations for the entire year.

Our products are highly regulated by governmental agencies in the countries where we conduct business. Our failure to obtain regulatory approvals, to comply with registration and regulatory requirements or to maintain regulatory approvals would have an adverse impact on our ability to market and sell our products.

Our pre- and post-harvest products are subject to technical review and approval by government authorities in each country where we wish to sell our products. While there is a general international consensus on the data needed in order to evaluate the safety of agrochemicals products before they can be placed on the market (as evidenced, for example, by the standards and guidelines issued by the Organization for Economic Co-operation and Development), each country has its own legislative process and specific requirements in order to determine if identified risks are acceptable and can be managed in the local context and may be subject to frequent changes as new data requirements arise in response to scientific developments.

The regulatory requirements that we are subject to are complex and vary from country to country. To obtain new registrations, it is necessary to have a local registrant, and to understand the country’s regulatory requirements, both at the time an application for registration is submitted and when the registration decision is made, which may be several years later. A significant investment in registration data is required (covering all aspects from manufacturing specifications through storage and transport, use, and, finally, disposal of unwanted product and used containers) to ensure that product performance (bio efficacy), intrinsic hazards and use patterns are fully characterized. Risk assessments are conducted by government regulatory authorities, who make the final decision on whether the documented risk associated with a product and active ingredient (“AI”) is acceptable prior to granting approval for sale. This process may be prolonged due to requirements for additional data or internal administrative processes. There is a risk that registration of a new product may not be obtained or that a product label may be severely reduced, restricting the use of the product. If these circumstances arise, there is a risk that the substantial investments made in product development will not lead to the projected sales that justified the investment, and our business, financial condition and results of operations may be adversely affected by failure to obtain new registrations.

Products that are already approved are subject to periodic review by regulatory authorities in many countries; such reviews frequently require the provision of new data and more complex risk assessments. The outcome of reviews of existing registrations cannot be guaranteed; registrations may be modified or canceled. Since all government regulatory authorities have the right to review existing registrations at any time, the sustainability of the existing portfolio cannot be guaranteed. Existing registrations may be lost at any time, resulting in an immediate impact on sales. Furthermore, prior to expiration, it is necessary to renew registrations. The renewal period and processes vary by country and may require additional studies to support the renewal process. Failure to comply could result in cancellation of the registration, resulting in an impact on sales.

In addition, new laws and regulations may be introduced, or existing laws and regulations may be changed or may become subject to new interpretations, which could result in additional compliance costs, seizures, confiscations, recalls, monetary fines or delays that could affect us or our customers. For example, In accordance with a regulation of the European Parliament and of the Council of the European Union, in May 2014 the EU Commission proposed a List of Candidates for Substitution (“Cfs”), which included 1-MCP. In a subsequent press release published on January 27, 2015, the Commission clarified that the list is neither a list of banned substances nor as a ranking of Cfs, and that all active substances on the list will still be available on the market and are deemed acceptable, but could be substituted in time if a viable alternative becomes available. We have conducted studies, which have been submitted to the authorities, to support our position that 1-MCP should be removed from the Cfs list.

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

In many countries, toxicity studies, data and other information relied upon by registration authorities in support of a product registration are granted “data protection” for a period of up to 15 years after the date upon which the data was originally submitted. In addition to the period of data compensability, there is in many geographies an exclusive use period of ten years during which other companies may not legally cite our data in support of registration submissions without our written permission. In some countries, there is also a period of time during which companies may cite another company’s data upon payment of data compensation. In other countries, there is no legislation at all that effectively prevents third parties from citing our proprietary regulatory data. Furthermore, after the exclusive use period and data compensation period have expired, as will be the case with respect to our data in Europe in 2016, any third party would be free to cite our data in support of its registration submissions. The possibility that third parties can use our registration data to obtain their own product registrations can adversely affect our business, financial condition and results of operations by facilitating the entry of “generic” copies of products in our portfolio into the market.

Negative publicity relating to our products could reduce sales.

Our success depends both on our customers’ perception of our products’ effectiveness and on end-consumers’ perception of the safety of our products. We may, from time to time, be faced with negative publicity relating to public health concerns, customer complaints or litigation alleging illness or injury, negative employee, staffing and supplier relationships or other matters, regardless of whether the allegations are valid or whether we are found to be responsible. Given the global nature of the business, the negative impact of adverse publicity relating to one product or in one geographic region may extend far beyond the product or the country involved to affect other parts of our business. The risk of negative publicity is particularly great with respect to the performance of service providers because we are limited in the manner in which we can control them, especially on a real-time basis. The considerable expansion in the use of social media over recent years can further amplify any negative publicity that could be generated by such incidents.

Customer demand for our products and our brand’s value could diminish significantly if we receive negative publicity or if customer confidence in us or our products is otherwise eroded, which would likely result in lower sales and could have a material adverse effect on our business, financial condition and results of operations.

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

Currently, we operate, or others operate on our behalf, in more than 40 countries, in addition to our operations in the United States. We expect sales from international markets to represent an increasing portion of our net sales. Accordingly, our business is subject to risks related to the different legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in our international operations include, in addition to other risks discussed in this section, the following:

•                  agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system;

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

•                  U.S. export licenses may be difficult to obtain;

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

•                  compliance with a variety of foreign laws and regulations may be difficult; and

•                  we may be subject to the risks of divergent business expectations resulting from cultural incompatibility.

We generally do not have long-term contracts with our customers or service providers.

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

Our traditional service model relies on short-term and long-term contracts with a large number of service providers who apply our products in most jurisdictions for our customers. Service providers’ investment in the equipment necessary to provide services to customers is also minimal. As a result, service providers with short-term contracts could cease providing services or provide services for a competitor upon relatively short notice. If multiple service providers or a material service provider elected not to provide services on our behalf, our business, financial condition and results of operations could be adversely affected.

Increases in costs or reductions in the supplies of raw materials we use in our manufacturing process could materially and adversely affect our results of operations.

Our operations depend upon our or our contract manufacturers obtaining adequate supplies of raw materials on a timely basis. We typically purchase our major raw materials on a contract or as-needed basis from outside sources. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, the financial stability of our suppliers, suppliers’ allocations to other purchasers, interruptions in production by suppliers, new laws or regulations, changes in exchange rates and worldwide price levels. Additionally, we cannot guarantee that, as our supply contracts expire, we will be able to renew them, or if they are terminated, that we will be able to obtain replacement supply agreements on terms favorable to us. Our results of operations could be adversely affected if the costs of raw materials used in our manufacturing process increase significantly.

Joint development, distribution, manufacturing or venture investments that we enter into could be adversely affected by our lack of sole decision-making authority, our reliance on partners’ operational capabilities, strategic decisions and financial condition, and disputes between us and our collaborating partners.

We have a limited number of joint development and distribution agreements, and may enter into new ones in the future. Investments through joint research, development, registration, manufacturing, distribution, or other joint entities (collectively “collaborations”) may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that collaboration partners might be sold, become bankrupt, fail to fund their share of required investments, fail to meet collaboration milestones, elect to change strategy, make poor business decisions or block or delay necessary decisions. Collaboration partners may develop economic or other business interests or goals which could conflict and become incompatible with our business interests, and may be in a position to take actions opposed to our strategy and objectives. Disputes between us and our collaboration partners may result in arbitration or litigation that would increase our expenses and distract our management team from focusing their time and effort on the business, or subject the projects, investments or facilities owned by the partnership or collaboration to additional risk. In addition, we may in certain circumstances be liable for the actions of our collaboration partners, which could materially and adversely affect our business, financial condition and results of operations.

We might require additional capital to support business growth, and this capital might not be available.

We intend to continue to make investments to support our business growth and might require additional funds to finance our planned growth, including strategic acquisitions. Accordingly, we might need to engage in equity or debt financings to secure additional funds. If we raise additional funds through issuance of equity securities, our existing stockholders could suffer significant dilution, and any new equity securities that we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities. Moreover, if we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets. In addition, we might not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when required, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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

•                  our inability to pay dividends on our common stock; and

•                  using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate activities.

We are subject to credit risks related to our accounts receivable, and failure to collect our accounts receivable could adversely affect our results of operations and financial condition.

The failure to collect outstanding receivables could have an adverse impact on our business, financial condition and results of operations. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then we might be required to make additional allowances, which would adversely affect our results of operations in the period in which the determination or allowance was made. Bad debt write offs were less than 0.5% of revenues in each of 2014 and 2015.

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

No single customer accounted for more than 10% of our consolidated net sales in 2015, 2014 or 2013. At December 31, 2015 and 2014, no individual customer accounted for greater than 10% of our consolidated accounts receivable balance.

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

Our operations rely heavily on information systems for management of our supply chain, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our planned AdvanStore product offering relies particularly heavily on information systems for monitoring, data collection and analysis. Our operations depend upon our ability to protect our computer equipment and systems, which, in the case of AdvanStore systems, are not located within our physical control, against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems could result in delays in customer service and reduce efficiency in our operations. Remediation of such problems could result in significant, unplanned capital investments.

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

We have recognized substantial balances of goodwill and identified intangible assets as a result of the Business Combination, and we may record additional goodwill and other intangible assets as a result of any acquisitions we may complete in the future. We are required to test goodwill and any other intangible asset with an indefinite life for possible impairment on the same date each year and on an interim basis if there are indicators of a possible impairment. We are also required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment. There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and fixed assets. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which we operate or impairment in our financial performance and/or future outlook, the estimated fair value of our long-lived assets decreases, we may determine that one or more of our long-lived assets is impaired. An impairment charge would be determined based on the estimated fair value of the assets and any such impairment charge could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Separation from Dow

Our inability to transition successfully to being an independent company may have a material adverse effect on our business or results of operations.

Until the consummation of the Business Combination on July 31, 2015, the AgroFresh Business was a part of the integrated operations of Dow. As a result of the Business Combination, we became an independent company and it cannot be assured that we will make the transition successfully. For example, certain of our accounting and information technology systems have historically been a part of Dow’s larger operations and may not be able to successfully transition to independent operations in a timely manner, or at all, or at a higher than anticipated cost. Any delays in implementing required systems may lead to increased operating expenses. Any failure or delay in implementing these systems could also result in material misstatements in our financial statements or delays in meeting reporting obligations. Any failure to transition successfully to an independent company may have a material adverse effect on our business, financial condition or results of operations.

Our historical financial information may not be indicative of our future results as an independent company.

Our historical financial information may not reflect what our results of operations, financial position and cash flows would have been had we been an independent company during the periods presented. This is primarily a result of the following factors:

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

Dow provides a number of services to us pursuant to a Transition Services Agreement. When such agreement terminates, we will be required to replace such services, and the economic terms of the new arrangements may be less favorable to us.

Under the terms of a Transition Services Agreement we entered into with Dow upon the consummation of the Business Combination (the “Transition Services Agreement”), Dow provides us, for a fee, specified support services related to corporate functions for various terms following the Business Combination, such as marketing and sales support (one year term), customer service (one year term), supply chain (one year term), purchasing (one year term), finance (six month term), information systems services (five year term), environmental, health and safety (six month term), and general consulting (one year term), unless earlier terminated according to the terms of the Transition Services Agreement. As each of the foregoing services terminates pursuant to the terms of the Transition Services Agreement, we will be required to either enter into a new agreement with Dow or other services providers or assume the responsibility for these functions. We cannot assure you that the economic terms of the new arrangements will be similar to those under our current arrangements with Dow. If we are unable to renew or replace such arrangements on a comparable basis, our business, financial condition and results of operations may be materially and adversely affected.

We are required to pay Dow for certain tax benefits we may claim, and these amounts are expected to be material.

Pursuant to the Tax Receivables Agreement we entered into with Dow upon the consummation of the Business Combination (the “Tax Receivables Agreement”), we are required to pay annually to Dow 85% of the amount of any tax savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of the increase in tax basis of our assets resulting from a section 338(h)(10) election that we and Dow made in connection with the Business Combination.

We expect that the payments that we may make under the Tax Receivables Agreement could be substantial. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding Tax Receivables Agreement payments. There may be a material negative effect on our liquidity if we do not have sufficient funds to make payments under the Tax Receivables Agreement after we have paid taxes.

In certain cases, payments by us under the Tax Receivables Agreement may be accelerated by us or significantly exceed the tax benefits we realize in respect of the tax attributes subject to the Tax Receivables Agreement.

The Tax Receivables Agreement allows us, at any time, to elect an early termination of the Tax Receivables Agreement, in which case we would make an immediate payment equal to the present value of the anticipated future payments to Dow under the Tax Receivables Agreement, after the termination date. Such payment would be based on certain valuation assumptions and deemed events set forth in the Tax Receivables Agreement, including the assumption that we have sufficient taxable income to fully utilize such tax benefits. In addition, in the event of certain acquisition transactions by us or a change of control of us, an alternative calculation mechanism will apply to determine the amount paid to Dow under the Tax Receivables Agreement, which alternative calculation mechanism could result in payments to Dow that are greater than the tax benefits actually realized by us in respect of the tax attributes subject to the Tax Receivables Agreement. Accordingly, payments under the Tax Receivables Agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits and may be significantly greater than the benefits we realize in respect of the tax attributes subject to the Tax Receivables Agreement. In these situations, our obligations under the Tax Receivables Agreement could have a substantial negative impact on our liquidity. We may not be able to finance our obligations under the Tax Receivables Agreement and any indebtedness we incur may limit our subsidiaries’ ability to make distributions to us to pay these obligations. In addition, our obligations under the Tax Receivables Agreement could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control that could otherwise be in the best interests of our stockholders.

Risks Related to Our Securities

Dow and Boulevard Acquisition Sponsor, LLC (the “Sponsor”) have significant influence over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of December 31, 2015, Dow and the Sponsor (and its affiliates) owned approximately 35% and 9%, respectively, of our outstanding common stock. In addition, the Sponsor currently beneficially owns a significant percentage of our outstanding warrants, and we expect that Dow will own a significant percentage of our outstanding warrants on or about April 30, 2016, pursuant to the terms of the Warrant Purchase Agreement we entered into in connection with the consummation of the Business Combination, as amended. Because of the degree of concentration of voting power (and the potential for such power to increase upon the purchase of additional stock or the exercise of warrants), your ability to elect members of our board of directors and influence our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends, may be diminished.

Our stock price could be extremely volatile, and, as a result, you may not be able to resell your shares at or above the price you paid for them.

In recent years the stock market in general has been highly volatile. As a result, the market price and trading volume of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease in the value of their stock, which could be substantial, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:

•                  actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•                  success of competitors;

•                  our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•                  changes in financial estimates and recommendations by securities analysts concerning us or the agricultural or specialty chemicals industries in general;

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

As of December 31, 2015, there were 49,528,214 shares of our common stock outstanding. Of our issued and outstanding shares that were issued prior to the Business Combination, all are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. Future sales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

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

As of December 31, 2015, outstanding warrants to purchase an aggregate of 15,983,072 shares of our common stock were exercisable in accordance with the terms of the warrant agreement governing those securities. We expect to issue warrants to purchase an additional 3,000,000 shares of our common stock on or about April 30, 2016, pursuant to the terms of the Warrant Purchase Agreement we entered into in connection with the consummation of the Business Combination, as amended (net of 3,000,000 warrants to be surrendered by the Sponsor for cancellation pursuant to the terms of such agreement). All of these warrants will expire at 5:00 p.m., New York time, on July 31, 2020, or earlier upon redemption or liquidation. The exercise price of these warrants is $11.50 per share. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, the price and trading volume of our common stock could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. As of the date of this report, only two securities and industry analysts publish research on us. If additional securities or industry analysts do not commence coverage of us, our stock price and trading volume would likely be negatively impacted. If any of the analysts who cover or who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who covers or who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

We have identified a material weakness in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting or effective disclosure controls, this could have a material adverse effect on our business and stock price.

As a publicly traded company, we are required to comply with the SEC’s rules implementing Section 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. We are not including management’s report on internal control over financial reporting in this report because we completed the Business Combination on July 31, 2015, in reliance on an SEC interpretation available to the first annual report following consummation of acquisition of an operating company by a shell company, but will be required to provide such a report in our annual report for the year ending December 31, 2016. Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company, which may be up to five full fiscal years following our initial public offering.

In connection with the preparation of our consolidated financial statements for the period ended December 31, 2015, and as discussed in Item 9A “Controls and Procedures,” we concluded that there is a material weakness in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X. A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of various factors including, in part, the identified material weakness in the design and operation of our internal controls over financial reporting, our management concluded that our disclosure controls and procedures as of December 31, 2015 were ineffective. Furthermore, our management may be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weakness in internal controls over financial reporting. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

We intend to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff, in order to remediate the material weakness that we have identified. If we are unable to remediate our existing material weakness in a timely manner, or at all, or if we identify additional weaknesses in our internal control over financial reporting in the future, our ability to accurately and timely report our financial position, results of operations, cash flows or key operating metrics could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements or other corrective disclosures. Under those circumstances, or if we are otherwise unable to comply with the requirements of Section 404 in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we no longer qualify as an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by NASDAQ (the exchange on which our securities are listed), the SEC or other regulatory authorities, which could require additional financial and management resources.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease our current headquarter facility in Philadelphia, Pennsylvania, pursuant to a sub-lease from Dow. We have entered into a lease for a new headquarter facility, consisting of approximately 11,200 square feet, located in Philadelphia, with a 90 month term commencing in or about May 2016, with a five-year renewal option and an option for us to terminate the lease after 72 months. We use five primary additional leased locations worldwide to deliver product and technical services: Yakima and Wenatchee, Washington; Curico, Chile; Bologna, Italy; and Lerida, Spain. In addition, the Yakima Service Center is our product distribution center to all geographic regions around the world. We also sub-lease space from Dow in Collegeville, Pennsylvania for research and development and administrative functions and in Paris, France for administrative functions.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock and warrants trade on the Nasdaq Capital Market under the symbols “AGFS” and “AGFSW,” respectively. From February 13, 2014 until July 31, 2015, our units also traded on the Nasdaq Capital Market, under the symbol “BLVDU.” Each of our units consisted of one share of common stock and one-half of one warrant. The common stock and warrants underlying our units began trading separately on the Nasdaq Capital Market on April 7, 2014. Each warrant entitles the holder to purchase one share of our common stock at a price of $11.50 per share, and only whole warrants are exercisable. The warrants will expire on July 31, 2020, unless redeemed earlier.

The following table shows, for the periods indicated, the high and low sales prices per share of our common stock and warrants as reported by Nasdaq. Prior to April 24, 2014, there was no established public trading market for our common stock and warrants.

	Common Stock		Warrants
Quarter Ended	High	Low	High	Low
2014
Second Quarter (from April 24, 2014)(1)	$12.45	$9.42	$2.80	$0.50
Third Quarter	$9.95	$9.40	$0.96	$0.51
Fourth Quarter	$9.78	$9.55	$0.85	$0.53
2015
First Quarter	$9.82	$9.60	$0.75	$0.45
Second Quarter	$13.35	$9.80	$4.00	$0.69
Third Quarter	$13.21	$7.13	$3.99	$1.44
Fourth Quarter	$8.93	$4.61	$2.22	$0.50

(1)         The second quarter 2014 information reflects the high and low sales prices beginning as of April 24, 2014, which was the first day that holders of our units elected to separate their units into shares of common stock and warrants.

Holders of Record

On March 1, 2016, there were approximately 80 holders of record of our common stock and two holders of record of our warrants. Such numbers do not include beneficial owners holding securities through nominee names.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future is within the discretion of our board of directors, and will be dependent upon our revenues and earnings, capital requirements and general financial condition. Our board of directors does not anticipate declaring any dividends in the foreseeable future. Further, our ability to declare dividends is limited by restrictive covenants contained in our credit facility, which includes an overall cap on the total amount of dividends we can pay, together with the total amount of shares and warrants we can repurchase, of $12.0 million per fiscal year, and imposes certain other conditions on our ability to pay dividends.

Issuer Purchases of Equity Securities

The following table shows information regarding our repurchases of our warrants during October 2015 (the only month during the quarter ended December 31, 2015 in which repurchases of warrants occurred).

Period	Total Number of Warrants Purchased(1)	Average Price Paid per Warrant		Maximum Dollar Value of Warrants That May Yet be Purchased Under the Plans or Programs
October 1-31	807,161	$1.97	(2)	$—

(1)         All warrants were repurchased under an authorization covering up to $2.5 million in warrants approved by our Board of Directors and publicly announced on September 10, 2015.

(2)         Exclusive of commissions paid on account of such purchases.

The following table shows information regarding our repurchases of shares of our common stock during November and December 2015 (the only months during the quarter ended December 31, 2015 in which repurchases of our common stock occurred).

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share		Maximum Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(4)
November 1-30	105,000	$5.71	(2)	$9,397,836	(3)
December 1-31	307,334	$5.82	(2)	$7,602,797	(3)
	412,334

(1)         All shares were repurchased under an authorization covering up to $10.0 million in shares approved by our Board of Directors and publicly announced on November 18, 2015.

(2)         Exclusive of commissions paid on account of such purchases.

(3)         Includes commissions to be paid on future repurchases.

(4)         An additional 249,047 shares were repurchased under the plan during January 2016 at an average purchase price of $5.95, exclusive of commissions paid.

Stock Performance Graph

The following graph compares the cumulative total return (assuming reinvestment of dividends) from February 19, 2014 (the date that we consummated our initial public offering) to December 31, 2015 for (i) our common stock, (ii) the S&P SmallCap 600 Index (the “Index”) and (iii) the S&P 600 Materials Group Index (the “Materials Group Index”). The graph assumes the investment of $100 on April 24, 2014 in each of our common stock, the Index and the stocks comprising the Materials Group Index.

Total Return To Shareholders

(Includes reinvestment of dividends)

	QUARTERLY RETURN PERCENTAGE
	Quarter Ending
Company / Index	3/31/14	6/30/14	9/30/14	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15
AgroFresh Solutions Inc.	0.40	-2.48	-1.03	-0.62	1.66	27.55	-36.48	-20.28
S&P SmallCap 600 Index	3.81	2.07	-6.73	9.85	3.96	0.19	-9.27	3.72
S&P SmallCap 600 Materials Index	5.06	3.95	-6.82	-0.78	-3.11	-4.12	-20.38	0.53

	Base	INDEXED RETURNS
	Period	Quarter Ending
Company / Index	2/19/14	3/31/14	6/30/14	9/30/14	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15
AgroFresh Solutions Inc.	$100	$100.40	$97.91	$96.90	$96.30	$97.90	$124.88	$79.32	$63.24
S&P SmallCap 600 Index	$100	$103.81	$105.96	$98.83	$108.56	$112.86	$113.08	$102.60	$106.42
S&P SmallCap 600 Materials Index	$100	$105.06	$109.20	$101.75	$100.96	$97.83	$93.80	$74.68	$75.07

ITEM 6. SELECTED FINANCIAL DATA

As used in this section, the terms “Predecessor” and the “AgroFresh Business” refer to the business conducted by Dow through a combination of wholly-owned subsidiaries and operations of Dow, including through AgroFresh Inc. in the United States, prior to the closing of the Business Combination, the term “Successor” refers to AgroFresh Solutions, Inc. (which was named Boulevard Acquisition Corp. prior to the closing of the Business Combination), and the terms “we”, “us” and “our” refer to the combined Predecessor and Successor companies, unless the context otherwise requires or it is otherwise indicated. The application of acquisition accounting for the Business Combination significantly affected certain assets, liabilities, and expenses. As a result, financial information for the seven months ended July 31, 2015 and the five months ended December 31, 2015 may not be comparable to the Predecessor financial information for the twelve months ended December 31, 2014. Refer to Note 3 to the audited consolidated financial statements contained in this report for additional information on the acquisition accounting for the Business Combination.

The following tables present selected consolidated and combined historical financial data for the Successor and the Predecessor as of the dates and for each of the periods indicated. The selected consolidated historical data for the Successor for the period from inception (August 1, 2015) to December 31, 2015 and as of December 31, 2015 has been derived from our audited consolidated financial statements included in this annual report. The selected combined historical data for the Predecessor for the period from January 1, 2015 to July 31, 2015, the years ended December 31, 2014 and 2013 and as of December 31, 2014 have been derived from our audited combined financial statements included in this annual report. The selected combined historical data for the Predecessor for the year ended December 31, 2012 and as of December 31, 2013 have been derived from the Predecessor’s audited combined financial statements, which are not included in this annual report. The selected historical consolidated and combined financial data included below and elsewhere in this annual report are not necessarily indicative of future results and should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this annual report and our audited consolidated and combined financial statements and related notes.

Statements of (Loss) Income Data

	Successor	Predecessor
	Period from August 1, 2015 to December 31, 2015	Period from January 1, 2015 to July 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Net sales	$111,081	$52,682	$180,508	$158,789	$128,396
Gross profit	19,329	42,052	149,849	129,359	103,013
Operating (loss) income	(10,056)	(3,216)	69,260	52,602	29,756
(Loss) income before income taxes	(33,669)	(3,208)	69,256	52,597	29,492
Income tax (expense) benefit	(19,232)	10,849	41,399	25,141	16,330
Net (loss) income	(14,437)	(14,057)	27,857	27,456	13,162
Basic earnings per share	(0.29)
Diluted earnings per share	(0.29)

Balance Sheet Data

	Successor	Predecessor
	December 31, 2015	December 31, 2014	December 31, 2013
Cash & cash equivalents	$57,765	$—	$—
Working capital (1)	113,086	9,996	18,787
Total assets	1,082,674	337,506	358,921
Total debt obligations	410,536	—	—
Total equity	443,903	234,351	265,328

(1)  Working capital is defined as current assets less current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), the terms “Predecessor” and the “AgroFresh Business” refer to the business conducted by Dow through a combination of wholly-owned subsidiaries and operations of Dow, including through AgroFresh Inc. in the United States, prior to the closing of the Business Combination, the term “Successor” refers to AgroFresh Solutions, Inc. (which was named Boulevard Acquisition Corp. prior to the closing of the Business Combination), and the terms “Company”, “AgroFresh”, “we”, “us” and “our” refer to the combined Predecessor and Successor companies, unless the context otherwise requires or it is otherwise indicated. The application of acquisition accounting for the Business Combination significantly affected certain assets, liabilities, and expenses. As a result, financial information for the seven months ended July 31, 2015 and the five months ended December 31, 2015 may not be comparable to the Predecessor financial information for the twelve months ended December 31, 2014. Refer to Note 3 to the audited consolidated financial statements contained in this report for additional information on the acquisition accounting for the Business Combination.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the notes thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Item 1A of Part I of this report, as well as those discussed in the “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this report.

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

Business Overview

AgroFresh is a global agricultural innovator in proprietary technologies that preserve the quality and value of fresh produce such as apples, pears, kiwifruit, avocados, and flowers from orchard and field to the produce section of the supermarkets and ultimately into the homes of consumers across the globe. The Company currently offers SmartFresh applications at customer sites through a direct service model utilizing third-party contractors. As part of the AgroFresh™ Whole Product offering, The Company also provides advisory services employing its extensive knowledge on the use of 1-MCP collected through thousands of monitored applications. The Company operates in over 40 countries and derives over 90% of its revenue working with customers to protect the value of apples, pears, and other produce during storage.

Freshness is the most important driver of consumer satisfaction when it comes to produce, and, at the same time, food waste is a major issue in the industry. About one third of the total food produced worldwide is lost or wasted each year. Nearly 45% of all fresh fruits and vegetables, including 40% of apples and 20% of bananas, are lost to spoilage. AgroFresh plays a key role in the value chain by offering products and services that maintain produce freshness and, thus, reduce waste.

AgroFresh’s current principal product, SmartFresh, regulates the post-harvest ripening effects of ethylene, the naturally occurring plant regulator that triggers ripening in certain fruits and vegetables. SmartFresh is naturally biodegradable, leaves no detectable residue, and has been approved for use by many domestic and global regulatory organizations. Harvista extends the company’s proprietary technology into pre-harvest management of pome fruit such as apples and pears. AdvanStore is an atmospheric monitoring system under development that leverages the company’s extensive understanding of fruit physiology, fruit respiration, current controlled atmosphere technology, and new proprietary diagnostic tools. RipeLock combines the technology behind SmartFresh with modified atmosphere packaging designed specifically to preserve quality during transportation and to extend the yellow shelf life of bananas.

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

AgroFresh is a former blank check company that completed its initial public offering on February 19, 2014. Upon the closing of the

Business Combination with Dow on July 31, 2015, the Company changed its name to AgroFresh Solutions, Inc. The Company paid Dow cash consideration of $635 million and issued Dow 17.5 million shares of common stock at a deemed value of $12 per share. The transaction included a liability to Dow to deliver a variable number of warrants between the closing and April 30, 2016. The cash consideration was funded through our initial public offering, a term loan, and a private placement of 4.9 million shares of common stock that yielded proceeds of $50 million. The transaction also has an earn-out feature whereby Dow is entitled to receive a deferred payment of $50 million in March 2018 if AgroFresh achieves a specified average EBITDA level over 2016 and 2017. In addition, pursuant to a tax receivables agreement entered into in connection with the Business Combination, Dow is entitled to receive 85% of the tax savings, if any, that the Company will receive as a result of the increase in the tax basis of assets acquired in connection with the Business Combination.

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

Demand for the Company’s Offerings

The Company services customers in over 40 countries and derives its revenue by assisting growers and packers to optimize the value of their crops primarily through the post-harvest period. The Company’s products and services add value to its customers by reducing food spoilage and extending the life of perishable fruits. The U.S. Food and Agriculture Organization has estimated that a growing global population would require a near doubling of food production in developing countries by 2050 to meet expected demand.

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

Whole Product Offering

The AgroFresh™ Whole Product offering is a direct service model for the Company’s commercially available products, including SmartFresh and Harvista. Sales and sales support personnel maintain direct face-to-face relationships with customers year round. Technical sales and support personnel work directly with customers to provide value-added advisory services regarding the application of SmartFresh. They provide comprehensive fruit physiology based technical advisory support. The actual application of SmartFresh is performed by service providers that are typically third-party contractors. The Harvista application service, through both aerial and ground application, is also administered by third-party service providers.

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

Seasonality

The Company’s operations are subject to seasonal variation due to the timing of the growing seasons around the world. Northern Hemisphere growers harvest from August through November, and Southern Hemisphere growers harvest from late January to early May. Since the majority of the Company’s sales are in Northern Hemisphere countries, a proportionately greater share of its revenue is realized during the second half of the year. There are also variations in the seasonal demands from year to year depending on weather patterns and crop size. This seasonality and variations of this seasonality could impact the ability to compare results between time periods.

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

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of results of operations and financial condition are based upon our financial statements. These financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements. We base our estimates and judgments on historical experiences and assumptions believed to be reasonable under the circumstances and re-evaluate them on an ongoing basis. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to the audited consolidated and combined financial statements.

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

Asset Impairments

Factors that could result in future impairment charges, among others, include changes in worldwide economic conditions, changes in technology, changes in competitive conditions and customer preferences, and fluctuations in foreign currency exchange rates. These risk factors are discussed in Part I, Item 1A, “Risk Factors.”

Goodwill

As discussed in Note 2, “Summary of Significant Accounting Policies,” in the audited consolidated financial statements, the Company tests goodwill and identifiable intangible assets with indefinite lives for impairment at least annually. Intangibles are tested for impairment using a quantitative impairment model. We test goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results and cost factors, as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect to bypass this qualitative assessment and perform a two-step quantitative test. Fair values under the quantitative test are estimated using a combination of discounted projected future earnings or cash flow methods and multiples of earnings in estimating fair value. We consider the Company to be one reporting unit for purposes of testing goodwill for impairment.

For the 2015 impairment tests, we utilized the quantitative methods to assess impairment and we concluded that goodwill was not impaired. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, Fair Value.

Measurement. The process of evaluating the potential impairment of goodwill is subjective because it requires the use of estimates and assumptions as to our future cash flows, discount rates commensurate with the risks involved in the assets, future economic and market conditions, as well as other key assumptions. We believe that the amounts recorded in the financial statements related to goodwill are based on the best estimates and judgments of the Company’s management, although actual outcomes could differ from our estimates. Our annual test of goodwill indicated that the fair value of the Company exceeded the carrying value by more than 50% as of December 31, 2015. If our projected EBITDA decreased by 10%, the fair value would still exceed the carrying value by approximately 30%. Projected EBITDA would have to fall by slightly more than 20% for goodwill to be impaired. Additionally, the Company could increase the discount rates used in its calculation by one percentage point and the fair value would still exceed the carrying value by approximately 27% as of December 31, 2015.

Other intangible assets

We conducted our 2015 annual indefinite-lived intangible assets impairment assessment as of December 31, 2015 and plan to update this assessment annually each December, unless conditions arise that would require a more frequent evaluation. In assessing the recoverability of indefinite-lived intangible assets, projections regarding estimated discounted future cash flows and other factors are made to determine if impairment has occurred. If we conclude that there has been impairment, we will write down the carrying value of the asset to its fair value. Each year, we evaluate those intangible assets with indefinite lives to determine whether events and circumstances continue to support the indefinite useful lives. When testing indefinite-lived intangible assets for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of an indefinite-lived intangible asset is less than its carrying amount.  Such qualitative factors may include the following:

•                  Macroeconomic conditions

•                  Industry and market considerations

•                  Cost factors

•                  Overall financial performance; and

•                  Other relevant entity-specific events

Based on the results of our annual impairment review conducted in December 2015, management concluded that the fair value exceeded carrying value and no impairments existed.

Definite-lived intangible assets, such as technology, customer relationships and software are amortized over their estimated useful lives, generally for periods ranging from 4 to 24 years. The reasonableness of the useful lives of these assets is regularly evaluated. Once these assets are fully amortized, they are removed from the balance sheet.

The in-process research and development projects we acquired in connection with the Business Combination are considered indefinite-lived intangible assets until the abandonment or completion of the associated research and development efforts. Upon completion of the research and development process, the carrying values of acquired in-process research and development projects are reclassified as definite-lived assets and are amortized over their useful lives. If the project is abandoned, we record the write-off as a loss in the statement of (loss) income.

Long-Lived Assets

Long-lived assets, which include property, plant and equipment, and definite-lived intangible assets, are assessed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows generated by that asset. In the event the carrying amount of the asset exceeds the undiscounted future cash flows generated by that asset and the carrying amount is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of the asset’s carrying amount over its fair value and is recognized in the statement of (loss) income in the period that the impairment occurs.

Revenue Recognition

In general, revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. Revenue is presented in our consolidated statements of income net of estimated rebates and discounts.

The majority of our revenues are generated from the application of our products to fruits and vegetables either before or after harvesting.  Revenue is recognized at the time the product is applied to the fruits or vegetables as this represents the point at which our performance obligation to the customer has been completed. Revenue is recognized net of estimated payments that are expected to be paid under customer loyalty and other rebate programs. We initially record the estimated liability for payments under these programs based on our historical experience and management’s assessment of the probability that the payments will be made. Each period, we then evaluate the liability to determine whether any adjustments are required. As there is no general right of return, we do not record a reserve for estimated sales returns.

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

The fair values of the various contingent consideration components were measured using the following valuation models. The fair value of the tax amortization benefit contingency was measured using an income approach based on the Company’s best estimate of the undiscounted cash payments to be made, tax effected and discounted to present value utilizing an appropriate market discount rate. The fair value of the deferred acquisition payment was measured using a Black-Scholes option pricing model and based on the Company’s best projection of the Company’s average adjusted EBITDA level over the two year period from January 1, 2016 to December 31, 2017. The warrant consideration was measured using directly observable quoted prices for identical assets in an inactive market. The working capital settlement was measured pursuant to the terms of the Purchase Agreement based upon the working capital of the AgroFresh Business as of the Closing Date being greater or less than a target level of working capital determined in accordance with the Purchase Agreement.

See Note 3 to the audited consolidated and combined financial statements for further information.

Stock-Based Compensation

During the five months ended December 31, 2015, the Company granted approximately 1.1 million non-qualified service-based stock options to certain employees with strike prices of $12.00, approximately 0.2 million stock appreciation rights (“SARs”) with strike prices of $12.00, approximately 0.6 million shares of performance-based restricted stock to certain employees and directors, and approximately 0.2 million shares of performance-based phantom stock. For the five months ended December 31, 2015, the Company recorded compensation expense of approximately $1.1 million for stock options, SARs, restricted stock and phantom stock awards.

Compensation expense related to the service-based non-qualified stock options granted in 2015 was determined as the grant-date fair value of the awards determined under the Hull-White option pricing model with the assumptions described below and is being recognized as compensation expense over the vesting period. The fair value of each option was estimated on the date of grant using the Hull-White option pricing model with the assumptions described below which varied based on the date of the grant.

Weighted average grant date fair value	$4.03
Risk-free interest rate	1.67%-1.70%
Expected life (years)	5.73-5.97
Estimated volatility factor	47.68%-47.95%
Expected dividends	None

Since the Company had limited historical volatility information available, the expected volatility was based on actual volatility for comparable public companies projected over the expected terms of options. The Company did not apply a forfeiture rate to the options as there is not enough historical information available to estimate though the Company anticipates developing a forfeiture rate in future years based on forfeiture rate activity. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the options. The expected life was calculated as the average time to achieve the 2.0x strike exercise price in the simulation.

The fair value of each SAR award is estimated using the Hull-White option pricing model with the assumptions described below.

Weighted average grant date fair value	$1.74
Risk-free interest rate	2.24%-2.25%
Expected life (years)	6.40-6.54
Estimated volatility factor	47.5%-47.7%
Expected dividends	None

Since the Company had limited historical volatility information available, the expected volatility was based on actual volatility for comparable public companies projected over the expected terms of SAR awards. The Company did not apply a forfeiture rate to the SAR awards as there is not enough historical information available to estimate though the Company anticipates developing a forfeiture rate in future years based on actual forfeiture rate activity. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR grants. The expected life was calculated as the average time to achieve the 2.0x strike exercise price in the simulation.

In addition to the share-based awards described above, as of December 31, 2015, a total of 55,125 outstanding founder shares were held by three of the Company’s initial independent directors (the “Director Shares”). The Director Shares were subject to achievement of two performance conditions — the Company completing its initial public offering and completing a business combination within 21 months of the initial public offering.

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

See Note 13 to the audited consolidated and combined financial statements contained in this report for further detail on stock based compensation.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” The update requires an entity to measure inventory at the lower of cost or net realizable value; subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. The amendments in this update are effective for annual and interim periods beginning after December 15, 2016 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the effects of this update.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” The update requires that an acquirer in a business combination recognize adjustments to provisional amounts, and related changes in depreciation, amortization or other income effects, that are identified during the measurement period in the reporting period in which the adjustment amount is determined. In addition, an entity is required to present separately the portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this update are effective for annual and interim periods beginning after December 15, 2015 and should be applied prospectively. Early adoption is permitted.  We early adopted this standard in the year ended December 31, 2015 and this standard had no impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” This update eliminates the requirement to classify deferred tax assets and liabilities as current or long-term based on how the related assets or liabilities are classified. All deferred taxes are now required to be classified as long-term including any associated valuation allowances. This guidance is effective for public companies for fiscal years beginning after December 15, 2016 with early adoption permitted on either a prospective or retrospective basis. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the Company’s net current deferred tax asset to a net non-current deferred tax asset in the Company’s Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

In February 2015, the FASB issued ASU 2016-02, “Leases.” This update requires management to recognize lease assets and lease liabilities by lessees for all operating leases. The ASU is effective for periods beginning after December 15, 2018 and interim periods therein on a modified retrospective basis. We are currently evaluating the impact this guidance will have on our financial statements.

Results of Operations

The following table summarizes the results of operations for both the Successor and Predecessor periods:

	Successor	Predecessor
(in thousands)	August 1, 2015 Through December 31, 2015	January 1, 2015 Through July 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net sales	$111,081	$52,682	$180,508	$158,789
Cost of sales (excluding amortization, shown separately below)	91,752	10,630	30,659	29,430
Gross profit	19,329	42,052	149,849	129,359
Research and development expenses	5,256	11,599	19,399	17,837
Selling, general, and administrative expenses	31,317	16,774	31,534	29,153
Amortization of intangibles	16,504	16,895	29,656	29,767
Change in fair value of contingent consideration	(23,692)	—	—	—
Operating (loss) income	(10,056)	(3,216)	69,260	52,602
Other (expense) income	(24)	8	—	—
Loss on foreign currency exchange	(387)	—	—	—
Interest expense, net	(23,202)	—	(4)	(5)
(Loss) income before income taxes	(33,669)	(3,208)	69,256	52,597
(Benefit) provision for income taxes	(19,232)	10,849	41,399	25,141
Net (loss) income	$(14,437)	$(14,057)	$27,857	$27,456

Comparison of Results of Operations for January 1, 2015 through July 31, 2015 (Predecessor), August 1, 2015 through December 31, 2015 (Successor) and the twelve months ended December 31, 2014 (Predecessor):

Net Sales

Net sales were $52.7 million for the seven months ended July 31, 2015 and $111.1 million for the five months ended December 31, 2015, as compared to net sales of $180.5 for the twelve months ended December 31, 2014. The overall decrease in net sales in fiscal year 2015 from fiscal year 2014 was primarily related to a smaller Northern Hemisphere apple crop, primarily in North America. The Company estimates that the North American apple crop size was down roughly 20% versus 2014.

Net sales in North America decreased to $58.8 million for 2015, down 20% from $73.5 million in 2014. The decrease in net sales is primarily due to a smaller apple crop in North America compared to 2014. Other fruits increased by $0.2 million, or 6.5%, as compared to 2014. Net sales in EMEA decreased by 4.6% to $64.9 million in 2015, from $68.0 million in 2014. Excluding currency impact of $9.8 million, EMEA net sales increased by $6.7 million, primarily due to increased penetration in apples and other fruits in South Africa, Italy and France, among others. Net sales in Latin America decreased $0.5 million, mainly due to a smaller apple crop in Brazil and Chile, offset by increased penetration in Argentina and Mexico. Net sales in the Asia Pacific region increased by $1.6 million due to revenue growth of $1.0 million, or 22%, in New Zealand and by $0.6 million, or 39%, in South Korea and Japan as compared to 2014.

Cost of Sales

Cost of sales was $10.6 million for the seven months ended July 31, 2015 and $91.8 million for the five months ended December 31, 2015, as compared to $30.7 million for the twelve months ended December 31, 2014. The increase in the cost of sales in fiscal year 2015 as compared to fiscal year 2014 was primarily driven by $73.1 million of amortization of the inventory step-up adjustments, resulting from the purchase price allocation for the Business Combination discussed in Note 3 to the audited consolidated financial statements. Excluding the amortization of inventory step-up adjustments of $73.1 million, the cost of sales was down from $30.7 in fiscal year 2014.

Research and Development Expenses

Research and development expenses were $11.6 million for the seven months ended July 31, 2015 and $5.3 million for the five months ended December 31, 2015, as compared to $19.4 million for the twelve months ended December 31, 2014. Research and development expenses declined due to discontinuation of certain projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.8 million for the seven months ended July 31, 2015 and $31.3 million for the five months ended December 31, 2015, as compared to $31.5 million for the twelve months ended December 31, 2014. This increase in selling, general, and administrative expenses for fiscal year 2015 as compared to fiscal year 2014 was primarily driven by $8.3 million of one-time expenses, transaction costs related to the closing of the Business Combination of $1.8 million, and Transition Services Agreement expense of $2.6 million.

Amortization of Intangibles

Amortization of intangibles was $16.9 million for the seven months ended July 31, 2015 and $16.5 million for the five months ended December 31, 2015, as compared to $29.7 million for the twelve months ended December 31, 2014. Amortization increased slightly due to the increased value of intangible assets recognized by the Company resulting from the fair valuation of assets and liabilities assumed related to the Business Combination.

Change in fair value of contingent consideration

The change in fair value of contingent consideration was $0.0 million for the seven months ended July 31, 2015 and $23.7 million for the five months ended December 31, 2015, as compared to $0.0 million for the twelve months ended December 31, 2014. As discussed in Note 3 to the audited consolidated financial statements, pursuant to the Business Combination, the Company entered into various forms of contingent consideration, including the warrant consideration, the deferred payment, and the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings. For the five months ended December 31, 2015, the warrant consideration, the deferred payment, and the tax amortization benefit contingency incurred mark-to-market (gains) losses of ($13.0 million), $0.4 million and ($11.1 million), respectively.

Other (Expense) Income

Other (expense) income was $0.0 million for the seven months ended July 31, 2015 and less than $0.1 million for the five months ended December 31, 2015 as compared to of $0.0 million for the twelve months ended December 31, 2014.

Interest Expense, Net

Interest expense, net was $23.2 million for the five months ended December 31, 2015 as compared to interest expense of less than $0.1 million for the twelve months ended December 31, 2014. The increase in interest expense primarily relates to interest on the Term Loan of $10.4 million, accretion on the deferred payment of $5.1 million, accretion of the Tax Receivables Agreement of $6.7 million, and amortization of debt discount of $0.8 million.

Income Tax Provision

Our effective tax rate was (338.2)% for the seven months ended July 31, 2015 and 57.1% for the five months ended December 31, 2015, as compared to 59.8% for the twelve months ended December 31, 2014. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year. In addition to state income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35.0% and our effective tax rate:

Five months ended December 31, 2015 (Successor): A tax impact in the amount of $4.6 million (13.5%) resulting from non-taxable marked to market gains from private placement warrants issued as purchase price accounting consideration, a tax impact in the amount of $2.0 million (6.0%) resulting from a valuation allowance released in the United States, and a tax impact in the amount of $0.4 million (1.2%) resulting from rate differences between U.S. and non-U.S. jurisdictions and other foreign items affecting the effective tax rate. No U.S. taxes were provided for those undistributed foreign earnings that are indefinitely reinvested outside the United States.

Seven months ended July 31, 2015 (Predecessor): The tax rate for the seven months ended July 31, 2015 was unfavorably impacted by the increase of valuation allowances ($9.3 million) primarily in Canada and South Africa and by losses in multiple foreign jurisdictions with tax rates less than 35% ($2.3 million).

Year Ended December 31, 2014: The tax rate for 2014 was unfavorably impacted by the increase of valuation allowances ($12.9 million) primarily in Australia, Brazil, and France and by losses in multiple foreign jurisdictions with tax rates less than 35% ($4.0 million).

Comparison of Results of Operations for the twelve months ended December 31, 2014 (Predecessor) and twelve months ended December 31, 2013 (Predecessor):

Net Sales

Net sales increased $21.7 million, or 13.7%, to $180.5 million for the year ended December 31, 2014 as compared to $158.8 million for the year ended December 31, 2013. The growth in net sales was primarily attributable to strong global demand for the AgroFresh Business’ core products and services within its mature markets as well as growth of its products and services in new markets. The increase in net sales was partially offset by lower prices for rebate programs and the unfavorable foreign currency impact of the strengthening U.S. dollar to the Euro. More specifically, revenue in North America increased to $73.5 million in 2014, up 14.3% from $64.2 million in 2013. Net sales increased primarily due to strong crop productivity driving increased demand for the AgroFresh Business’ post-harvest applications. The increase was magnified by the continued rapid growth of its pre-harvest applications. Revenue in EMEA increased to $68.0 million in 2014, up 16.6% from $58.4 million in 2013. The growth in net sales was primarily attributable to a sizeable apple crop as well as strong demand for the AgroFresh Business’ product applied to non-apple fruits. Revenue in Latin America increased to $25.6 million in 2014, up 7.6% from $23.8 million in 2013. Revenue growth was primarily driven by increased penetration, specifically related to the applications on apples and pears. Revenue in the Asia Pacific region increased to $13.4 million in 2014, up 8.0% from $12.4 million in 2013. The growth in net sales was primarily attributable to a strong apple growing season and increased penetration in the region.

Cost of Sales

Cost of sales increased $1.2 million, or 4.2%, to $30.7 million for the year ended December 31, 2014 as compared to $29.4 million for the year ended December 31, 2013. The increase was primarily driven by the growth in sales volumes related to the robust global apple growing season which led to an increase in service provider applications. The increase was also attributable to the rapid growth of the pre-harvest product applications.

Research and Development Expenses

Research and development expenses increased $1.6 million, or 8.8%, to $19.4 million for the year ended December 31, 2014 as compared to $17.8 million for the year ended December 31, 2013. This increase was primarily driven by increased registration expenses to support the development of the pre-harvest product applications.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.4 million, or 8.2%, to $31.5 million for the year ended December 31, 2014 as compared to $29.1 million for the year ended December 31, 2013. The increase primarily related to investments made to drive higher penetration rates for the core products as well as to establish customer relationships in new geographies, among other factors.

Income Tax Provision

Provision for income taxes increased $16.3 million, or 64.7%, to $41.4 million for the year ended December 31, 2014 as compared to $25.1 million for the year ended December 31, 2013. The AgroFresh Business’ effective tax rate for the year ended December 31, 2014 was 59.8% compared to 47.8% for the year ended December 31, 2013. The increase in effective tax rate was primarily driven by losses outside of the U.S. where no tax benefit was realized due to valuation allowances, as well as by losses outside of the U.S where a tax benefit of less than 35% was realized. The tax rate for 2014 was unfavorably impacted by the increase of valuation allowances ($12.9 million) primarily in Australia, Brazil, and France and by losses in multiple foreign jurisdictions with tax rates less than 35% ($4.0 million). The tax rate for 2013 was unfavorably impacted by the increase of valuation allowance due to losses in multiple foreign jurisdictions ($8.4 million) primarily in Argentina, Italy, and France. The tax rate for 2013 was favorably impacted by earnings outside the U.S., primarily in Switzerland ($1.5 million).

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

The following is reconciliation between the non-GAAP financial measures of Adjusted EBITDA and Constant Currency Adjusted EBITDA to their most directly comparable GAAP financial measure:

	Successor	Predecessor
	August 1, 2015 Through December 31, 2015	January 1, 2015 Through July 31, 2015	Year Ended December 31, 2014
GAAP (loss) income before income taxes	$(33,669)	$(3,208)	$69,256
Amortization of inventory step-up (1)	73,054	—	—
Transaction and acquisition related costs(2)	1,813	—	—
Share-based compensation(3)	1,080	381	557
Interest expense(4)	23,202	—	—
Depreciation, amortization and accretion(3)	19,434	17,379	30,311
Stand-alone costs(5)	905	—	—
Research and development cost synergies(6)	—	3,249	5,802
Other non-recurring costs(3)	9,860	504	689
Loss on currency translation(8)	387	—	—
Mark-to-market adjustments, net(7)	(23,692)	—	—
Pro forma deferred revenue(9)	—	(1,167)	(2,000)
Franchise and state taxes(3)	371	—	—
Non-GAAP adjusted EBITDA	$72,745	$17,138	$104,615
Constant currency adjustment(10)	4,355	554	—
Non-GAAP constant currency adjusted EBITDA	$77,100	$17,692	$104,615

(1) The amortization of inventory step-up related to the acquisition of AgroFresh is charged to income based on the pace of inventory usage

(2) Costs associated with the Business Combination incurred in the current period

(3) Expenses incurred during the period added back to EBITDA related to equity compensation, depreciation & amortization largely associated with intangible assets, franchise and business and occupation taxes, pro forma run-rate savings, and certain non-recurring expenses incurred during the period primarily related to professional services, relocation costs and a write-off of inventory

(4) Interest paid on the term loan, inclusive of accretion for debt discounts and debt issuance costs, as well as accretion on contingent consideration

(5) Administrative and professional fees associated with becoming a stand-alone public company

(6) R&D savings related to two projects (Invinsa and IDC)

(7) Non-cash adjustment to the fair value of contingent consideration

(8) Loss on currency translation relates to net gains and losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies

(9) Deferred revenue associated with a revenue agreement not included in the Business Combination

(10) Constant currency figures are based upon 2015 results using 2014 average foreign exchange rates

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

The table below reflects the calculation of constant currency for net sales and Non-GAAP Adjusted EBITDA for the five months ended December 31, 2015 and seven months ended July 31, 2015.

	Successor	Predecessor
	August 1, 2015 Through December 31, 2015	January 1, 2015 Through July 31, 2015
Net Sales:
As reported	$111,081	$52,682
Currency exchange rate fluctuations	7,485	3,903
Constant currency adjusted net sales	$118,566	$56,585

Adjusted EBITDA:
As reported	$72,745	$17,138
Currency exchange rate fluctuations	4,355	554
Constant currency adjusted EBITDA	$77,100	$17,692

Note: Constant currency figures are based upon 2015 results using 2014 average foreign exchange rates

Liquidity and Capital Resources

Cash Flows

	Successor	Predecessor
(in thousands)	August 1, 2015 Through December 31, 2015	January 1, 2015 Through July 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net cash provided by (used in) operating activities	$18,780	$(5,598)	$55,811	$33,445
Net cash used in investing activities	$(405,552)	$(613)	$(1,300)	$(992)
Net cash provided by (used in) financing activities	$446,706	$6,211	$(54,511)	$(32,453)

Cash provided by (used in) operating activities was $(5.6) million for the seven months ended July 31, 2015 and $18.8 million for the five months ended December 31, 2015, as compared to $55.8 million for the twelve months ended December 31, 2014 and $33.4 million for the twelve months ended December 31, 2013. For the seven months ended July 31, 2015, net income before non-cash depreciation and amortization was $3.3 million, but this was more than offset by a $4.2 million increase in net deferred tax assets and a $4.7 million increase in net operating assets. For the five months ended December 31, 2015, net income before non-cash depreciation and amortization, amortization of inventory step-up, and changes in the fair value of contingent consideration (including accretion) was $63.6 million. This was largely offset by an increase in the net deferred tax asset of $19.9 million, and a $25.3 million increase in net operating assets. For the years ended December 31, 2014 and December 31, 2013, net income before depreciation and amortization of $58.3 million and $58.2 million, respectively, was consistent with the $61.9 million combined 2015 twelve month total net income before non-cash depreciation and amortization, amortization of inventory step-up, and changes in the fair value of contingent consideration (including accretion). Cash flow from operating activities for the year ended December 31, 2014, was adversely affected by a $9.7 million change in net deferred tax asset and favorably affected by a $7.3 million net reduction in net operating assets. For the year ended December 31, 2013, cash flow from operating activities was reduced by an $8.7 million change in deferred taxes and a $16.1 million increase in net operating assets.

Cash used in investing activities was $0.6 million for the seven months ended July 31, 2015 and $405.6 million for the five months ended December 31, 2015, as compared to $1.3 million for the twelve months ended December 31, 2014 and $1.0 million for the twelve months ended December 31, 2013. The decrease in cash for 2015 was primarily driven by $(625.5) million used in the acquisition offset by $220.5 million in proceeds from the issuance of stock in 2014, which had been recorded as restricted cash. The cash used in investing activities in 2014 and 2013 was entirely related to capital expenditures.

Cash provided by (used in) financing activities was $6.2 million for the seven months ended July 31, 2015 and $446.7 million for the five months ended December 31, 2015, as compared to $(54.5) million for the twelve months ended December 31, 2014 and $(32.5) million for the twelve months ended December 31, 2013. Cash provided by financing activities in 2015 was primarily driven by $425.0 million of proceeds from the issuance of debt and $50.0 million of proceeds from the private placement shares, partially offset by $(20.9) million of debt issuance and other financing costs. The cash used in financing activities in 2014 and 2013 was related to cash transfers to the parent.

Term Loan

On July 31, 2015, certain of our subsidiaries entered into a Credit Agreement with Bank of Montreal, as administrative agent (the “Credit Facility”). The Credit Facility consists of a $425 million term loan (the “Term Loan”) with an amortization equal to 1.00% per year, and a $25 million revolving loan (which revolving loan includes a $10 million letter-of-credit sub-facility) (the “Revolving Loan”). The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan has a scheduled maturity date of July 31, 2019. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75%, or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loans dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries and (b) AF Solutions Holdings LLC, including the common stock of AgroFresh Inc.

The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to Rohm and Haas in connection with the Business Combination. Amounts available under the Revolving Loan may be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Facility. At December 31, 2015, there was $422.9 million outstanding under the Term Loan and no balance outstanding under the Revolving Loan.

On November 18, 2015, the Credit Facility was amended. An existing provision in the credit agreement permits the Company, subject to an overall cap of $12.0 million per fiscal year and certain other conditions, to pay dividends to the Company’s public stockholders and to redeem or repurchase, through July 31, 2016, the Company’s outstanding warrants for an aggregate purchase price of up to $10.0 million. The amendment expanded the scope of this provision to also permit the repurchase of shares of the Company’s outstanding common stock or other equity securities (subject to the same overall cap and other conditions).

As of the Closing Date the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in other assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The accretion in interest expense during the period August 1, 2015 through December 31, 2015 was approximately $0.8 million.

As of December 31, 2015, the Company was in compliance with the senior secured net leverage covenant and the other covenants in the facility.

PIPE Shares

In connection with the closing of the Business Combination, we issued an aggregate of 4,878,048 shares of our common stock, for an aggregate purchase price of $50.0 million, in a private placement (“PIPE”).

Warrant Repurchase Program

In September 2015, the Company’s board of directors approved a Warrant Repurchase Program totaling $2.5 million, and for the period from August 1, 2015 through December 31, 2015, we purchased 1,201,928 warrants at an average market price of $2.08, completing the authorized repurchase.

Stock Repurchase Program

In November 2015, the Company’s board of directors approved a Stock Repurchase Program totaling $10 million of the Company’s publicly-traded shares of common stock. The Repurchase Program will remain in effect for a period of one year, until November 17, 2016, unless terminated earlier by the Company. During the period from August 1, 2015 through December 31, 2015 the Company repurchased 412,334 shares of common stock at an average market price of $5.79.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than detailed below. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt-principal repayments (1)	$422,875	$4,250	$8,500	$8,500	$401,625
Long-term debt-interest payments(1)	134,026	24,627	48,376	47,449	13,574
Transition services agreement(2)	15,423	4,918	5,863	4,642	—
Future lease payments(3)	7,506	1,690	2,716	2,173	927
Insurance premium financing payable (4)	865	865	—	—	—
Total	$580,695	$36,350	$65,455	$62,764	$416,126

(1)         Long-Term Debt: On July 31, 2015, in connection with the consummation of the Business Combination, AgroFresh Inc. as the borrower and its parent, AF Solutions Holdings LLC, a wholly-owned subsidiary of the Company, as the guarantor, entered into the Credit Facility. The Credit Facility includes the $425 million Term Loan, with an amortization equal to 1.00% per year. The Term Loan has a scheduled maturity date of July 31, 2021. The interest rates on borrowings under the Term Loan are either the alternate base rate plus 3.75% or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor.

(2)         Transition Services Agreement: On July 31, 2015, in connection with, and as a condition to the Closing, Dow and AgroFresh Inc. entered into the Transition Services Agreement. Pursuant to the Transition Services Agreement, Dow agreed to provide AgroFresh Inc. with, among other things, certain marketing and sales, customer service, supply chain, environmental, health and safety, consulting, business records, packaging and storage, research and development, information technology and finance services for a limited period of time after the closing of the Business Combination (ranging from six months to five years depending on the service), in exchange for the fees set forth in the Transition Services Agreement. The Transition Services Agreement also provides for a $5 million execution fee that the Company paid to Dow at the closing of the Business Combination.

(3)         Future lease payments: The Company has future minimum payments under several non-cancelable operating leases that expire through 2024. These leases generally contain renewal options for periods ranging from three to five years and require us to pay all executory costs such as maintenance and insurance.

(4)         Insurance premium financing: The Company is party to a one-year commercial premium finance agreement. Total premiums were $1.4 million dollars at an annual percentage rate of 2.3%.

As part of the Business Combination, Dow is entitled to receive future contingent consideration and other payments from the Company in relation to (i) in 2018 a deferred payment from the Company of $50,000,000, subject to the Company’s achievement of a specified average EBITDA level, as defined in the Purchase Agreement, over the two year period from January 1, 2016 to December 31, 2017; (ii) warrants to purchase the Company’s common stock pursuant to a Warrant Purchase Agreement; (iii) a Tax Receivables Agreement under which the Company will pay annually to Dow 85% of the amount of the tax savings, if any, in U.S. Federal, state and local income tax or franchise tax that the Company actually realizes as a result of the increase in tax basis of the AgroFresh Inc. assets resulting from a section 338(h)(10) election that the Company and Dow made in connection with the Business Combination; and (iv) the final working capital settlement. See Note 3 to the audited consolidated financial statements contained in this report for further discussion of contingent consideration in connection with the Business Combination. Future payments related to the deferred payment are not included in the above contractual obligations table as payments are not certain.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk for changes in interest rates relates primarily to our Term Loan and Revolving Loan. We have not used derivative financial instruments in our investment portfolio. The Term Loan and Revolving Loan bear interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. Holding debt levels constant, a 100 basis point increase in the effective interest rates would have increased the Company’s interest expense by $1.8 million for the five months ended December 31, 2015.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be quantified by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by our operations in 2015, revenues would have decreased by approximately $5.7 million for the five months ended December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AgroFresh Solutions, Inc.

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheet of AgroFresh Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2015 (Successor), the combined balance sheet of the AgroFresh Business as of December 31, 2014 (Predecessor), and the related consolidated and combined statements of (loss) income, comprehensive (loss) income, stockholders’ equity, and cash flows for the five-month period ended December 31, 2015 (Successor), the seven-month period ended July 31, 2015 (Predecessor), and for each of the two years in the period ended December 31, 2014 (Predecessor).  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Successor as of December 31, 2015 and the combined financial position of the Predecessor as of December 31, 2014, and the results of operations and cash flows for the five-month period ended December 31, 2015 (Successor), the seven-month period ended July 31, 2015 (Predecessor), and for each of the two years in the period ended December 31, 2014 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 3 to the financial statements, on July 31, 2015 the Company acquired the AgroFresh Business from The Dow Chemical Company (“Dow”).  The Predecessor financial statements reflect the AgroFresh business while it was a business unit of Dow and include allocations of certain expenses from Dow.  The Successor financial statements include the impact of acquisition accounting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 11, 2016

ITEM 8 - FINANCIAL INFORMATION

AgroFresh Solutions, Inc.

CONSOLIDATED AND COMBINED BALANCE SHEETS

(In thousands, except share and per share data)

	Successor	Predecessor
	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$57,765	$—
Accounts receivable, net of allowance for doubtful accounts of $190 and $1,678, respectively	71,518	64,399
Inventories	44,176	12,193
Other assets	7,197	—
Deferred income tax assets	—	2,574
Total current assets	180,656	79,166
Property and equipment, net	4,606	4,134
Goodwill	56,006	155,953
Intangible assets, net	825,056	96,961
Deferred income tax assets	12,278	475
Other Assets	4,072	817
Total Assets	$1,082,674	$337,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$13,924	$5,944
Current portion of long-term debt	4,250	—
Income taxes payable	1,801	51,137
Deferred income tax liabilities	—	32
Accrued expenses and other current liabilities	47,595	12,057
Total current liabilities	67,570	69,170
Long-term debt	406,286	—
Other noncurrent liabilities	164,630	7,461
Deferred income tax liabilities	285	26,524
Total liabilities	638,771	103,155

Commitments and Contingencies (Note 17)
Stockholders’ equity
Common stock, par value $0.0001; 400,000,000 shares authorized, 49,940,548 shares issued and 49,528,214 shares outstanding at December 31, 2015	5	—
Preferred stock; par value $0.0001, 1 share authorized and outstanding at December 31, 2015	—	—
Treasury stock; par value $0.0001, 412,334 shares at December 31, 2015	(2,397)
Additional paid-in capital	472,494	—
Accumulated deficit	(20,640)	—
Accumulated other comprehensive (loss) income	(5,559)	2,058
Net parent investment	—	232,293
Total equity	443,903	234,351
Total liabilities and stockholders’ equity	$1,082,674	$337,506

See accompanying notes to consolidated and combined financial statements.

AgroFresh Solutions, Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF (LOSS) INCOME

(In thousands, except share and per share data)

	Successor	Predecessor
	August 1, 2015 Through December 31, 2015	January 1, 2015 Through July 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013

Net sales	$111,081	$52,682	$180,508	$158,789
Cost of sales (excluding amortization, shown separately below)	91,752	10,630	30,659	29,430
Gross profit	19,329	42,052	149,849	129,359
Research and development expenses	5,256	11,599	19,399	17,837
Selling, general, and administrative expenses	31,317	16,774	31,534	29,153
Amortization of intangibles	16,504	16,895	29,656	29,767
Change in fair value of contingent consideration	(23,692)	—	—	—
Operating (loss) income	(10,056)	(3,216)	69,260	52,602
Other (expense) income	(24)	8	—	—
Loss on foreign currency exchange	(387)	—	—	—
Interest expense, net	(23,202)	—	(4)	(5)
(Loss) income before income taxes	(33,669)	(3,208)	69,256	52,597
(Benefit) provision for income taxes	(19,232)	10,849	41,399	25,141
Net (loss) income	$(14,437)	$(14,057)	$27,857	$27,456
Loss per share:
Basic	$(0.29)	—	—	—
Diluted	$(0.29)	—	—	—
Weighted average shares outstanding
Basic	49,691,206	—	—	—
Diluted	49,691,206	—	—	—

See accompanying notes to consolidated and combined financial statements.

AgroFresh Solutions, Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Successor	Predecessor
	August 1, 2015 Through December 31, 2015	January 1, 2015 Through July 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013

Net (loss) income	$(14,437)	$(14,057)	$27,857	$27,456
Other comprehensive (loss) income:
Foreign currency translation adjustments	(5,580)	(1,725)	(4,323)	(1,968)
Pension and other postretirement benefit plans adjustment, net of tax of $11, $0, $0, and $0, respectively	21	—	—	—
Comprehensive (loss) income, net of tax	$(19,996)	$(15,782)	$23,534	$25,488

See accompanying notes to consolidated and combined financial statements.

AgroFresh Solutions, Inc.

CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	The AgroFresh Business (Predecessor)
	Preferred Stock		Common Stock		Treasury Stock		Net Parent	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Investment	Deficit	Income	Equity
Balance at December 31, 2013	—	$—	—	$—	—	$—	$258,947	—	$6,381	$265,328
Net income	—	—	—	—	—	—	27,857	—	—	27,857
Other comprehensive loss	—	—	—	—	—	—		—	(4,323)	(4,323)
Net transfers to parent	—	—	—	—	—	—	(54,511)	—	—	(54,511)
Balance at December 31, 2014	—	—	—	—	—	—	232,293	—	2,058	234,351
Net loss	—	—	—	—	—	—	(14,057)	—	—	(14,057)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,725)	(1,725)
Net transfers from parent	—	—	—	—	—	—	6,211	—	—	6,211
Balance at July 31, 2015	—	$—	—	$—	—	$—	$224,447	$—	$333	$224,780

	AgroFresh Solutions, Inc. (Successor)
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of August 1, 2015	—	$—	6,876,248	$1	—	$—	$7,080	$(6,203)	$—	$878
Reclassification of redeemable shares	—	—	20,686,252	2	—	—	206,860	—	—	206,862
Issuance of PIPE shares	—	—	4,878,048	—	—	—	50,000	—	—	50,000
Issuance of common and preferred shares to Dow	1	—	17,500,000	2	—	—	209,998	—	—	210,000
Reclassification of warrants to accrued expenses and other current liabilities	—	—	—	—	—	—	(6,160)	—	—	(6,160)
Reclassification of warrants from to accrued expenses and other current liabilities	—	—	—	—	—	—	6,160	—	—	6,160
Equity-based compensation	—	—	—	—	—	—	1,080	—	—	1,080
Repurchase of warrants	—	—	—	—	—	—	(2,524)	—	—	(2,524)
Treasury stock purchases	—	—	—	—	(412,334)	(2,397)	—	—		(2,397)
Other comprehensive loss	—	—	—	—	—	—	—	—	(5,559)	(5,559)
Net loss	—	—	—	—	—	—	—	(14,437)	—	(14,437)
Balance at December 31, 2015	1	$—	49,940,548	$5	(412,334)	$(2,397)	$472,494	$(20,640)	$(5,559)	$443,903

See accompanying notes to consolidated and combined financial statements.

AgroFresh Solutions, Inc.

CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS

(In thousands)

	Successor	Predecessor
	August 1, 2015 Through December 31, 2015	January 1, 2015 Through July 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Cash flows from operating activities
Net (loss) income	$(14,437)	$(14,057)	$27,857	$27,456
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,763	17,379	30,393	30,785
Provision for bad debts	190	—	—	—
Stock based compensation	1,124	—	—	—
Pension Expense	119	—	—	—
Amortization of inventory fair value adjustment	73,054	—	—	—
Deferred financing cost	130	—	—	—
Transaction costs	(4,487)	—	—	—
Accretion of fees and discounts on long-term debt	781	—	—	—
Accretion of contingent consideration	11,862	—	—	—
Decrease in contingent consideration	(23,692)	—	—	—
Deferred income taxes	(19,886)	(4,218)	(9,739)	(8,714)
Loss on sales of property	—	(12)	—	—
Other	2.556	—	—	—
Changes in operating assets and liabilities (net of effects of acquisition):	—	—	—	—
Accounts receivable	(42,703)	42,585	(3,420)	(16,911)
Inventories	2,288	(5,756)	(3,719)	(2,921)
Prepaid expenses and other current assets	(1,159)	—	365	283
Accounts payable	13,785	(798)	—	—
Accrued expenses and other current liabilities	2,492	—	—	—
Income taxes payable	—	(36,070)	—	—
Other assets and liabilities	—	(4,651)	14,074	3,467
Net cash provided by (used in) operating activities	18,780	(5,598)	55,811	33,445

Cash flows from investing activities
Cash paid for property and equipment	(516)	(676)	(1,300)	(992)
Proceeds from sale of property	—	63	—	—
Acquisition of business, net of cash acquired	(625,541)	—	—	—
Restricted cash	220,505	—	—	—
Net cash used in investing activities	(405,552)	(613)	(1,300)	(992)

Cash flows from financing activities
Proceeds from long term debt	425,000	—	—	—
Payment of debt issuance costs	(13,120)	—	—	—
Payment of revolving credit facility fees	(1,266)	—	—	—
Other financing costs	(7,776)	—	—	—
Repayment of long term debt	(2,125)	—	—	—
Proceeds from private placement	50,000	—	—	—
Borrowings under revolving credit facility	500	—	—	—
Repayments of revolving credit facility	(500)	—	—	—
Insurance premium financing	1,294	—	—	—
Repayment of notes payable	(380)	—	—	—
Repurchase of stock for treasury	(2,397)
Repurchase of warrants	(2,524)	—	—	—
Cash transfers to/from parent, net	—	6,211	(54,511)	(32,453)
Net cash provided by (used in) financing activities	446,706	6,211	(54,511)	(32,453)
Effect of exchange rate changes on cash and cash equivalents	(2,253)	—	—	—
Net (decrease)/increase in cash and cash equivalents	57,681	—	—	—
Cash and cash equivalents, beginning of period	84	—	—	—
Cash and cash equivalents, end of period	$57,765	$—	$—	$—
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$10,411
Income taxes	$—
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock as consideration for acquisition of business	$210,000
Acquisition-related contingent consideration	$190,150

See accompanying notes to consolidated and combined financial statements.

AgroFresh Solutions, Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

2.              Basis of Presentation and Summary of Significant Accounting Policies

As used in these notes to the consolidated and combined financial statements, the “AgroFresh Business” refers to the business conducted prior to the closing of the Business Combination by The Dow Chemical Company (“Dow”) through a combination of wholly-owned subsidiaries and operations of Dow, including through AgroFresh Inc. in the United States.

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

For the Consolidated Statements of Stockholders’ Equity, the Predecessor results reflect the equity balances and activities of the AgroFresh Business at December 31, 2014 and July 31, 2015 prior to the closing of the Business Combination and the activities of the Predecessor through July 31, 2015 prior to the closing of the Business Combination; and the Successor results reflect the Company’s equity balances at July 31, 2015 following the closing of the Business Combination and the activities of the Company through December 31, 2015 following the closing of the Business Combination. For the fiscal year 2015, the Company’s financial statements reflect the seven months ended July 31, 2015 (Predecessor) and the five months ended December 31, 2015 (Successor). For fiscal years 2014 and 2013, the Company’s financial statements reflect the results of Predecessor.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that such estimates have been based on reasonable and supportable assumptions and the resulting estimates are reasonable for use in the preparation of the consolidated financial statements. Actual results could differ from these estimates. The Company’s significant estimates include the allocation of the purchase price to the fair value of assets acquired and liabilities assumed, impairment of goodwill and identifiable intangible assets, stock-based compensation, contingent liabilities and income tax valuation allowances.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

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

In an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty, we maintain various rebate and customer loyalty programs with our customers. Depending on the program, the customer may elect to either receive a credit against their account or receive a cash payment. We recognize an estimated accrued provision for rebates and customer loyalty program payouts at the time services are provided. The primary factors we consider when estimating the provision for rebates and customer loyalty programs are the average historical experience of aggregate credits issued, the volume mix of services and the historical relationship of rebates as a percentage of total gross product sales, the contract terms and conditions of the various rebate programs in effect at the time services are performed. We also monitor aggregate actual rebates granted and customer loyalty agreements and compare them to the estimated aggregate provision for rebates to assess the reasonableness of the aggregate rebate reserve at each quarterly balance sheet date.

Cost of Sales

The Company currently offers SmartFresh and Harvista applications at customer sites through a direct service model primarily utilizing third-party service providers. Amounts recorded as cost of sales relate to direct costs incurred in connection with the purchase, delivery and application of the product. Such costs are recorded as the related revenue is recognized. Our cost of sales consists primarily of cost of materials, application costs and certain supply chain costs.

Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Accounts Receivable, Net

Accounts receivable, net consist primarily of (i) outstanding amounts invoiced to end-users, re-sellers and third party contractors and (ii) unbilled revenue in arrangements where the earnings process has been completed but invoices have not been issued as of the reporting date.

The allowance for doubtful accounts is based on historical experience and a review on a specific identification basis of the collectability of existing receivables.

Inventories

Inventories, consisting primarily of chemical products, are valued at the lower of cost (under the first-in, first-out method) or market. In connection with the Business Combination, the Company recognized a step-up in fair value of inventory of $103.5 million, which is being amortized into cost of sales in the consolidated statements of (loss) income over a period approximating the Company’s estimated inventory turnover cycle and is expected to become fully amortized during fiscal year 2016. The amount of amortization of the inventory step-up was $73.1 million for the five months ended December 31, 2015.

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

Estimated useful lives are as follows:

Leasehold improvements	Shorter of useful life or lease term
Equipment	3—15 years

Leasehold improvements are amortized on the straight-line basis over the shorter of the estimated useful lives of the assets or the related lease term, which generally includes reasonably assured option periods expected to be exercised by the Company when the Company would suffer an economic penalty if not exercised.

Gains and losses on the disposal of assets are recorded as the difference between the net proceeds received and net carrying values of the assets disposed.

Leases

Leases in which the risk of ownership is retained by the lessor are classified as operating leases. Leases which substantially transfer all of the benefits and risks inherent in ownership to the lessee are classified as capital leases. Assets, if any, acquired under capital leases are depreciated on the same basis as property, plant and equipment. Rental payments are expensed on a straight-line basis. The Company conducts a portion of its operations from leased facilities and leases certain equipment through agreements that are all treated as operating leases.

Selling, General and Administrative Expenses

The Company expenses selling, general and administrative costs to operations as incurred. Selling, general and administrative expense consists primarily of compensation, benefits and other employee-related expenses for personnel in the Company’s administrative, finance, legal, business development, commercial, sales, marketing and human resource functions. Other expenses include costs incurred in connection with services provided by Dow under a Transition Services Agreement entered into upon consummation of the Business Combination.

Debt Issuance Costs

The debt issuance costs associated with the Term Loan (defined in Note 10 below) were capitalized against the principal balance of the debt, and the Revolving Loan costs (defined in Note 10 below) were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility.

Goodwill and Indefinite-lived Intangible Assets

The Company’s goodwill and trade names are not amortized, but tested annually for impairment and more frequently if events and circumstances indicate that the asset might be impaired. The Company conducts annual goodwill and trade names impairment tests on the last day of each fiscal year or whenever an indicator of impairment exists.

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

Stock-Based Compensation

The Company grants various stock-based compensation awards to its officers, employees and Board of Directors with service (time) and/or performance vesting conditions and which in some cases include a requirement or an option of the holder for settlement in cash upon exercise, including phantom stock awards and stock appreciation rights.

Awards without cash settlement conditions are equity classified and the Company measures and recognizes compensation expense based on their estimated grant date fair values.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize our deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to a net non-current deferred tax asset in the Company’s Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

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

Credit Concentration Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of cash deposits. The Company maintains cash balances at financial institutions with strong credit ratings. Generally, amounts invested with financial institutions are in excess of FDIC insurance limits.

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

Foreign Currency Translation

An entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash. Assets and liabilities are translated at period-end rates; income statement amounts are translated at average rates during the course of the period. Translation gains and losses of those operations that use local currency as the functional currency, are included in accumulated other comprehensive income in the consolidated balance sheets.

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

Private Placement Warrants

Simultaneous with the Public Offering, the Company issued 5,950,000 warrants, and upon the underwriters’ partial exercise of their over-allotment option on March 13, 2014, the Company issued an additional 210,000 warrants (collectively, the “Private Placement Warrants”). On December 17, 2015, the Company amended the Warrant Purchase Agreement (see Note 3) resulting in a reclassification of the Private Placement Warrants into Equity as of December 31, 2015.

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

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” The update requires that an acquirer in a business combination recognize adjustments to provisional amounts, and related changes in depreciation, amortization or other income effects, that are identified during the measurement period in the reporting period in which the adjustment amount is determined. In addition, an entity is required to present separately the portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this update are effective for annual and interim periods beginning after December 15, 2015 and should be applied prospectively. Early adoption is permitted. We early adopted this standard in the year ended December 31, 2015 and this standard had no impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” This update eliminates the requirement to classify deferred tax assets and liabilities as current or long-term based on how the related assets or liabilities are classified. All deferred taxes are now required to be classified as long-term including any associated valuation allowances. This guidance is effective for public companies for fiscal years beginning after December 15, 2016 with early adoption permitted on either a prospective or retrospective basis. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the Company’s net current deferred tax asset to a net non-current deferred tax asset in the Company’s Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

In February 2015, the FASB issued ASU 2016-02, “Leases.” This update requires management to recognize lease assets and lease liabilities by lessees for all operating leases. The ASU is effective for periods beginning after December 15, 2018 and interim periods therein on a modified retrospective basis. We are currently evaluating the impact this guidance will have on our financial statements.

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

On July 31, 2015, in connection with, and as a condition to, the Closing, Dow, Rohm and Haas, AgroFresh Inc. and Boulevard entered into a Tax Receivables Agreement (the “Tax Receivables Agreement”). Pursuant to the Tax Receivables Agreement, the Company will pay annually to Dow 85% of the amount of the tax savings, if any, in U.S. Federal, state and local income tax or franchise tax that the Company actually realizes as a result of the increase in tax basis of the AgroFresh Inc. assets resulting from a section 338(h)(10) election that the Company and Dow made in connection with the Business Combination. While the amount and timing of any payments under the Tax Receivables Agreement will vary depending upon a number of factors, including the amount and timing of the Company’s income, the Company expects that during the anticipated term of the Tax Receivables Agreement the payments that the Company may make to Dow could be substantial. In addition, payments under the Tax Receivables Agreement will give rise to additional tax benefits and therefore to additional potential payments under the Tax Receivables Agreement. The term of the Tax Receivables Agreement commenced at the Closing and will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the Tax Receivables Agreement for an amount based on an agreed value of payments remaining to be made under the Tax Receivables Agreement.

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

On December 17, 2015, the Company, Dow, Rohm and Hass and the Sponsor entered into a letter agreement (the “Letter Agreement”), modifying certain terms of the Warrant Purchase Agreement. The Letter Agreement provides that, notwithstanding anything to the contrary in the Warrant Purchase Agreement, (i) the Company shall have no obligation to purchase any of the Company’s public warrants in the open market pursuant to the Warrant Purchase Agreement and (ii) the Sponsor irrevocably waives its right to sell to the Company private placement warrants at $1.00 per private placement warrant pursuant to Section 1 of the Warrant Purchase Agreement.

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

The following summarizes the purchase consideration paid to Dow, adjusted for measurement period adjustments:

(in thousands)	Calculation of Purchase Price (As Initially Reported)	Measurement Period Adjustments	Calculation of Purchase Price (As Adjusted)
Cash consideration	$635,000	$—	$635,000
Stock consideration (1)	210,000	—	210,000
Warrant consideration (2)	19,020	—	19,020
Deferred payment (3)	17,172	—	17,172
Tax amortization benefit contingency (4)	145,174	8,784	153,958
Working capital payment to Dow (5)	—	15,057	15,057
Total purchase price	$1,026,366	$23,841	$1,050,207

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

(4)         As discussed above, the Company entered into a Tax Receivables Agreement with Dow. The Company estimated the fair value of future cash payments based upon its estimate that the undiscounted cash payments to be made total approximately $334.0 million and are based on an estimated intangible write-up amortized over 15 years, tax effected at 37%, with each amortized amount then discounted to present value utilizing an appropriate market discount rate to arrive at the estimated fair value of the cash payments and the associated liability.

(5)         As discussed above, pursuant to the terms of the Purchase Agreement, the amount of the Cash Consideration paid as part of the purchase price was subject to adjustment following the Closing based upon the working capital of the AgroFresh Business as of the Closing Date being greater or less than a target level of working capital determined in accordance with the Purchase Agreement.

The final working capital adjustment is subject to negotiation between the Company and Dow, and any adjustment could have a material impact on the preliminary determination of the total purchase price disclosed above. In addition, any change in the working capital adjustment will affect the initial value of the tax amortization benefit contingency obligation and the deferred taxes.

The Company recorded an allocation of the purchase price to the AgroFresh Business’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the July 31, 2015 closing date. The following table summarizes the fair values of the net assets acquired as of the July 31, 2015 acquisition date adjusted for measurement period adjustments:

(in thousands)	Preliminary Purchase Price Allocation (As Initially Reported)	Measurement Period Adjustments	Preliminary Purchase Price Allocation (As Adjusted)
Cash and cash equivalents	$9,459	$—	$9,459
Inventories	129,062	(7,779)	121,283
Accounts receivable and other receivables	30,710	174	30,884
Prepaid expenses and other current assets	359	617	976
Total current assets	169,590	(6,988)	162,602
Property and equipment	4,364	—	4,364
Identifiable intangible assets	836,044	5,501	841,545
Noncurrent deferred tax asset	401	11,448	11,849
Other assets	862	—	862
Total identifiable assets acquired	1,011,261	9,961	1,021,222
Accounts payable	(364)	—	(364)
Accrued expenses and other current liabilities	(7,746)	(1,678)	(9,424)
Pension and deferred compensation	(712)	74	(638)
Deferred tax liability	(14,772)	—	(14,772)
Other liabilities	(1,033)	1,033	—
Accrued liabilities — noncurrent	(1,823)	—	(1,823)
Net identifiable assets acquired	984,811	9,390	994,201
Goodwill	41,555	14,451	56,006
Total purchase price	$1,026,366	$23,841	$1,050,207

The measurement period adjustments reflect new information obtained about facts and circumstances that existed at the Closing Date, primarily related to inventories, intangible assets, and the working capital payment. As discussed in Note 2, the Company has early adopted ASU No. 2015-16, which requires an acquirer to recognize measurement period adjustments during the period in which the amounts are determined, including the effect on earnings of any amounts that would have been recorded in previous period. These measurement period adjustments were recorded in the statements of (loss) income and statement of cash flows during the five months ended December 31, 2015. These adjustments did not have a material impact on the consolidated financial statements.

The values (in thousands) allocated to identifiable intangible assets and their estimated useful lives are as follows:

(in thousands, except useful life data)	Fair Value	Useful life
Software	$45	4 years
Developed technology	757,000	12 to 22 years
Customer relationships	8,000	24 years
In-process research and development	39,000	Indefinite Life
Service provider network	2,000	Indefinite Life
Trade name	35,500	Indefinite Life
Total intangible assets	$841,545
Weighted average life of definite-lived intangible assets		19.7

The goodwill of $56.0 million arising from the Business Combination is primarily attributable to the market position of the AgroFresh Business. This goodwill is not deductible for income tax purposes.

For the five months ended December 31, 2015 (Successor), the Company incurred approximately $1.8 million of transaction expenses directly related to the Business Combination.

The Company incurred $1.4 million of transaction expenses, not reported in the Predecessor consolidated statements of comprehensive (loss) income, directly related to the Business Combination for the seven months ended July 31, 2015 (Predecessor). Transaction expenses, which were $1.3 million through June 30, 2015 and $0.7 million for the fiscal year 2014, were reported by the Company in prior 10-Q and 10-K filings which are also not reported with the Predecessor consolidated statements of comprehensive (loss) income. Cash outflows of $1.2 million related to transaction expenses previously expensed by the Company are reported as cash outflows for operating activities for the five months ended December 31, 2015. In addition, in connection with the Business Combination, the Company paid deferred underwriter compensation of $7.8 million in connection with the Company’s Public Offering which is included as cash outflows for financing activities for the five months ended December 31, 2015.

The following unaudited pro forma combined financial information presents the Company’s results as though the Company and the AgroFresh Business had combined at January 1, 2013. The unaudited pro forma consolidated financial information has been prepared using the acquisition method of accounting in accordance with U.S. GAAP (in thousands):

	(Unaudited) (in thousands)
	Year Ended December 31, 2015 (pro forma)	Year Ended December 31, 2014 (pro forma)
Net sales	$162,596	$178,508
Net loss(1)	$(19,756)	$(21,435)

(1) Net loss in 2015 excludes the inventory step-up adjustment of $73.1 million and the mark-to-market adjustment on contingent consideration of $23.7 million.

4.              Related Party Transactions

The Company is a party to ongoing agreements with Dow, a related party, including, but not limited to, operating-related agreements for certain transition services, seconded employees and occupancy. The Company paid Dow an aggregate of $9.7 million for such services for the five-month period ending December 31, 2015, made up of a $5 million prepayment related to the Transition Services Agreement, $3.5 million related to the ongoing costs of the Transition Services Agreement, $0.8 million for rent, and $0.4 million for other expenses. As of December 31, 2015, the Company has an outstanding payable to Dow of $1.1 million related to $0.9 million for ongoing costs of the Transition Services Agreement and $0.2 million for seconded employees. Also, refer to Note 3 for information regarding contractual obligations with Dow pursuant to the Business Combination, and Note 18 for amounts payable to Dow pursuant to these obligations.

5.              Inventories

Inventories at December 31, 2015 and December 31, 2014 consisted of the following:

	Successor	Predecessor
(in thousands)	December 31, 2015	December 31, 2014
Raw material	$819	$879
Work-in-process (1)	8,142	6,093
Finished goods (1)	33,784	3,689
Supplies	1,431	1,532
Total inventories	$44,176	$12,193

(1) The amounts shown above as of December 31, 2015 include the unamortized fair value adjustment. Refer to Note 3.

6.              Property and equipment

Property and equipment consisted of the following:

		Successor	Predecessor
(in thousands, except for useful life data)	Useful life (years)	December 31, 2015	December 31, 2014
Leasehold improvements	13-20	$380	$462
Equipment	1-12	3,946	5,118
Construction in progress		539	554
		4,865	6,134
Less: accumulated depreciation		(259)	(2,000)
		$4,606	$4,134

Depreciation expense was $0.3 million, $0.5 million, $0.6 million and $1.0 million for the five months ended December 31, 2015, the seven months ended July 31, 2015, and for the years ended December 31, 2014 and 2013, respectively. Depreciation expense is recorded in selling, general and administrative expense in the consolidated statements of (loss) income.

7.              Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2015 are as follows:

(in thousands)	Goodwill
Balance as of December 31, 2014 (Predecessor)	$155,953
Elimination of Predecessor goodwill	(155,953)
Goodwill as a result of the Business Combination	56,006
Balance as of December 31, 2015 (Successor)	$56,006

The Company’s other intangible assets at December 31, 2015 and December 31, 2014 consisted of the following:

	Successor			Predecessor
	December 31, 2015			December 31, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets:
Developed technology	$757,000	$(16,360)	$740,640	$—	$—	$—
Intellectual property	—	—	—	150,000	(86,250)	63,750
In-process research and development	39,000	—	39,000	—	—	—
Trade name	35,500	—	35,500	6,000	(3,450)	2,550
Service provider network	2,000	—	2,000	—	—	—
Customer relationships	8,000	(139)	7,861	108,834	(78,224)	30,610
Software	60	(5)	55	788	(737)	51
Total intangible assets	$841,560	$(16,504)	$825,056	$265,622	$(168,661)	$96,961

The weighted-average amortization period remaining for the finite-lived intangible assets is 19.28 years. The weighted-average amortization period remaining for developed technology, customer relationships and software is 19.23, 23.83, and 3.58 years, respectively.

Goodwill and intangible assets at December 31, 2015 are based on the preliminary purchase price allocation of the AgroFresh Business, which is based on preliminary valuations performed to determine the fair value of the acquired assets as of the acquisition date. The amounts allocated to goodwill and other intangible assets are subject to final adjustment to reflect the final valuations. These final valuations could have a material impact on other intangible assets and goodwill. See Note 3 for further discussion of the acquisition of the AgroFresh Business.

Estimated annual amortization expense for finite-lived intangible assets subsequent to December 31, 2015 is as follows:

(in thousands)	Amount
2016	$39,612
2017	39,612
2018	39,612
2019	39,607
2020	39,597
Thereafter	550,516
$748,556

8.              Accrued expenses and other current liabilities

The Company’s accrued expenses and other current liabilities consisted of the following:

	Successor	Predecessor
(in thousands)	December 31, 2015	December 31, 2014
Warrant consideration	$6,000	$—
Tax amortization benefit contingency	12,332	—
Working capital settlement	15,057	—
Accrued compensation and benefits	4,815	4,268
Accrued rebates payable	6,225	3,253
Insurance premium financing payable	865	—
Deferred revenue	—	2,000
Other	2,301	2,536
	$47,595	$12,057

9.              Pensions

The Company sponsors several defined benefit pension plans covering some of its non-U.S. employees. Benefits under the defined benefit plans are based on years of service and eligible compensation. A majority of the Predecessor employees were participants in various defined benefit pension and other postretirement plans administered and sponsored by Dow. The amount of the unfunded pension liability is included in other noncurrent liabilities.

The following table summarizes changes in the funded status of the Company’s pension plans (in thousands):

Change in projected benefit obligation and plan assets:
Projected benefit obligation, August 1, 2015	$686
Net periodic pension expense	128
Net actuarial gains	(32)
Benefits paid	—
Projected benefit obligation, December 31, 2015	$782
Plan assets	(48)
Unfunded pension liability, December 31, 2015	$734

The components of net periodic pension cost for the period August 1, 2015 through December 31, 2015 were as follows (in thousands):

Components of net periodic pension cost:
Service cost	$122
Interest cost	6
Expected return on plan assets	—
Net periodic pension cost	$128

The Company offers defined contribution plans to eligible employees in the U.S. whereby employees participate by contributing a portion of their compensation, which is partially matched by the Company. Contributions were allocated to the Predecessor based on headcount for the defined contribution plans in which the Predecessor’s employees participated. Total contributions for the Company’s employees were $0.4 million for the period of August 1, 2015 to December 31, 2015. Total contributions for Predecessor employees were $0.3 million, $0.4 million, and $0.3 million for the seven months ended July 31, 2015, and for the years ended December 31, 2014 and 2013, respectively.

10.       Debt

The Company’s debt at December 31, 2015, net of unamortized deferred issuance costs of $12.3 million, consisted of the following:

Successor
(in thousands)	December 31, 2015
Total Term Loan outstanding	$410,536
Less: Amounts due within one year	4,250
Total long-term debt due after one year	$406,286

At December 31, 2015, the Company assessed the amount recorded under the Term Loan (defined below) and the Revolving Loan (defined below) and determined that such amounts approximated fair value. The fair values of the debt are based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.

The Term Loan is presented net of deferred costs of issuance, which are amortized using the effective interest method over the term of the Term Loan. Gross deferred issuance costs at the inception of the Term Loan were $12.9 million and as of December 31, 2015 there were $12.3 million of unamortized deferred issuance costs.

Scheduled principal repayments under the Term Loan subsequent to December 31, 2015 are as follows:

(in thousands)	Amount
2016	$4,250
2017	4,250
2018	4,250
2019	4,250
2020	4,250
Thereafter	401,625
$422,875

Credit Facility (Successor)

On July 31, 2015, in connection with the consummation of the Business Combination, AgroFresh Inc. as the borrower and its parent, AF Solutions Holdings LLC (“AF Solutions Holdings”), a wholly-owned subsidiary of the Company, as the guarantor, entered into a Credit Agreement with Bank of Montreal, as administrative agent (the “Credit Facility”). The Credit Facility consists of a $425 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a $25 million revolving loan facility (the “Revolving Loan”). The Revolving Loan includes a $10 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of December 31, 2015, the Company has issued $1.5 million of letters of credit outstanding, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan has a scheduled maturity date of July 31, 2019. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75% or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loans dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries, and (b) AF Solutions Holdings, including the common stock of AgroFresh Inc.

Certain restrictive covenants are contained in the Credit Facility, which the Company was in compliance with as of December 31, 2015. The Credit Facility imposes an overall cap on the total amount of dividends the Company can pay, together with the total amount of shares and warrants the Company can repurchase, of $12.0 million per fiscal year, and imposes certain other conditions on the Company’s ability to pay dividends.

On November 18, 2015, the Credit Facility was amended. An existing provision in the credit agreement permits the Company, subject to an overall cap of $12.0 million per fiscal year and certain other conditions, to pay dividends to the Company’s public stockholders and to redeem or repurchase, through July 31, 2016, the Company’s outstanding warrants for an aggregate purchase price of up to $10.0 million. The amendment expanded the scope of this provision to also permit the repurchase of shares of the Company’s outstanding common stock or other equity securities (subject to the same overall cap and other conditions).

The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to Rohm and Haas in connection with the Business Combination. Amounts available under the Revolving Loan may also be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Agreement. At December 31, 2015, there was $422.9 million outstanding under the Term

Loan and no balance outstanding under the Revolving Loan.

As of December 31, 2015, the Company was in compliance with the senior secured net leverage covenant and the other covenants in the facility.

As of the Closing Date, the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The accretion in interest expense during the period August 1, 2015 through December 31, 2015 was approximately $0.8 million.

11.       Other noncurrent liabilities

The Company’s other noncurrent liabilities consisted of the following:

	Successor	Predecessor
(in thousands)	December 31, 2015	December 31, 2014
Tax amortization benefit contingency	$137,288	$—
Deferred payment	22,700	—
Deferred revenue — non-current	—	4,333
Other	4,642	3,128
	$164,630	$7,461

12.       Stockholders’ Equity

The authorized common stock of the Company consists of 400,000,000 shares with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of December 31, 2015, there were 49,528,214 shares of common stock outstanding. As of December 31, 2015 there were warrants to purchase 15,983,072 shares of the Company’s common stock outstanding at a strike price of $11.50. Of the 15,983,072 warrants, 9,823,072 (net of the 1,201,928 warrants repurchased) were issued as part of the Units sold in the Public Offering in February 2014 and 6,160,000 warrants are the Private Placement Warrants.

On November 18, 2015, the Company announced that its board of directors had authorized a stock repurchase program (the “Repurchase Program”). The Repurchase Program authorizes the Company to repurchase in the aggregate up to $10 million of the Company’s publicly-traded shares of common stock. The Repurchase Program will remain in effect for a period of one year, until November 17, 2016, unless terminated earlier by the Company. As of December 31, 2015, the Company had repurchased 412,334 shares of its common stock for $2.4 million, which shares are classified as treasury stock on the Consolidated Balance Sheet.

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

13.       Stock Compensation

The Company’s stock-based compensation is in accordance with its 2015 Incentive Compensation Plan (the “Plan”), pursuant to which the Compensation Committee of the Company is authorized to grant up to 2,750,000 shares to officers and employees of the Company, in the form of equity-based awards, including time or performance based options and restricted stock units (RSUs). In addition, the Company may grant cash-settled awards, including stock-appreciation rights (SARs) and phantom stock awards. As of December 31, 2015, there were 1,020,247 shares available for grant under the Plan.

Total stock-based compensation recorded by the Company for the five months ended December 31, 2015 was $1.1 million.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of (loss) income for the five months ended December 31, 2015 (in thousands):

Selling, general, and administrative expenses	$1,071
Research and development expenses	53
Total	$1,124

As of December 31, 2015, the Company had unrecognized compensation costs for stock options, SARs, restricted stock, and phantom awards totaling $9.3 million.

Time-Based Stock Options

A summary of the status of the Company’s time-based stock options (“Options”) as of December 31, 2015 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at August 1, 2015	—	—	—	—
Granted	1,106,875	$12.00	9.58	$0
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2015	1,106,875	$12.00	9.58	$0
Exercisable at December 31, 2015	—	—	—	—
Vested and expected to vest at December 31, 2015	1,106,875	$12.00	9.58	$0

For the five months ended December 31, 2015, the Company recorded stock-based compensation of $0.5 million relating to the Options. As of December 31, 2015, the Company had unrecognized compensation costs of $3.9 million related to the Options.

The Options granted during the five months ended December 31, 2015 vest over a three year period, one-third on each anniversary of each holder’s grant date, with the exception of Options granted to the Company’s Chief Executive Officer, which vest one-third on the first anniversary of the grant date and 1/36 each month for two years thereafter.

The fair value of each Option was estimated on the date of grant using the Hull-White option pricing model with the assumptions described below. For the periods indicated, since the Company has no historical volatility information available, the expected volatility was based on actual volatility for comparable public companies projected over the expected terms of Options. The Company did not apply a forfeiture rate to the options as there is not enough historical information available to estimate though the Company anticipates developing a forfeiture rate in future years based on forfeiture rate activity. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the Options. The expected life was calculated as the average time to achieve the 2.0x strike exercise price in the simulation.

Weighted average grant date fair value	$4.03
Risk-free interest rate	1.67%-1.70%
Expected life (years)	5.73-5.97
Estimated volatility factor	47.68%-47.95%
Expected dividends	None

Time-Based Stock Appreciation Rights

A summary of the Company’s time-based SARs for the five months ended December 31, 2015 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at August 1, 2015	—	—	—	—
Granted	165,000	$12.00	9.71	$0
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2015	165,000	$12.00	9.71	$0
Exercisable at December 31, 2015	—	—	—	—
Vested and expected to vest at December 31, 2015	165,000	$12.00	9.71	$0

For the five months ended December 31, 2015, the Company recorded stock-based compensation of less than $0.1 million relating to these SARs. As of December 31, 2015, the Company had unrecognized compensation costs of $0.3 million related to these SARs, based on their fair value as of December 31, 2015.

As the recipients of the SARs are employed outside the United States upon vesting and exercise of these SARs prior to their expiry or forfeiture, holders are entitled under the terms of the Plan to receive cash payments calculated based on the excess of the Company’s stock price over the target price in their award; consequently, these awards are accounted for as liability-type awards and the Company measures compensation cost based on their estimated fair value at each reporting date and the number of options expected to vest, net of forfeitures.

The fair value of each SAR award is estimated using the Hull-White option pricing model with the assumptions described below. For the periods indicated, since the Company has no historical volatility information available, the expected volatility was based on actual volatility for comparable public companies projected over the expected terms of SAR awards. The Company did not apply a forfeiture rate to the SAR awards as there is not enough historical information available to estimate though the Company anticipates developing a forfeiture rate in future years based on actual forfeiture rate activity. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR awards. The expected life was calculated as the average time to achieve the 2.0x strike exercise price in the simulation.

At reporting date, December 31, 2015:

Weighted average grant date fair value	$1.74
Risk-free interest rate	2.24%-2.25%
Expected life (years)	6.40-6.54
Estimated volatility factor	47.5%-47.7%
Expected dividends	None

Performance-based Restricted Stock Units

During the five months ended December 31, 2015, the Company’s compensation committee approved performance-based restricted stock awards to be granted to officers and employees of the Company, which vest ratably over three years based on achievement of applicable performance metrics. A summary of the Company’s performance-based restricted stock awards for the five months ended December 31, 2015 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested performance-based RSUs at August 1, 2015	—	—
Granted	596,491	$6.34
Vested	—	—
Forfeited or expired	—	—
Non-vested performance-based RSUs at December 31, 2015	596,491	$6.34

For the five months ended December 31, 2015, the Company recorded stock-based compensation of $0.1 million relating to this restricted stock. As of December 31, 2015, the Company had unrecognized compensation costs of $3.7 million related to this restricted stock, based on their fair value as of the grant date.

Performance-Based Phantom Stock Options

During the five months ended December 31, 2015, the Company’s compensation committee approved phantom stock awards to be awarded to officers and employees of the Company located outside of the United States, which vest ratably over three years, based on achievement of applicable performance metrics. These awards will be settled in cash upon vesting. A summary of the Company’s performance-based Phantom Stock for the five months ended December 31, 2015 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested performance-based phantom shares at August 1, 2015	—	—
Granted	154,502	$6.34
Vested	—	—
Forfeited or expired	—	—
Non-vested performance-based phantom shares at December 31, 2015	154,502	$6.34

For the five months ended December 31, 2015, the Company recorded stock-based compensation of less than $0.1 million relating to these Phantom Shares. As of December 31, 2015, the Company had unrecognized compensation costs of $1.0 million related to these Phantom Shares, based on their fair value as of December 31, 2015.

Director Shares

On January 31, 2014, 20,125 founder shares were transferred to each of Boulevard’s three independent directors (“Director Shares”), adjusted for the effect of stock dividends in February 2014 (for a total of 60,375 founder shares). On March 13, 2014, the underwriters exercised a portion of the over-allotment option from the Public Offering, resulting in a portion of the Director Shares being forfeited. As a result, the Director Shares were adjusted ratably resulting in each director holding 18,375 Director Shares (for a total of 55,125 Director Shares) at December 31, 2015.

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

The grant date fair value of the Director Shares with performance conditions was estimated as of their deemed grant date of January 31, 2014. The aggregate fair value of the Director Shares of $0.4 million was recognized as an expense upon consummation of the Business Combination, at which point the performance conditions had been achieved.

The fair value of the Director Shares was estimated using a Monte Carlo Simulation Model that used the following assumptions:

Risk-free interest rate	1.96%
Expected life (years)	6.47
Estimated volatility factor	31.16%
Expected dividends	None

The Company is recognizing the aggregate fair value of these Director Shares subject to market conditions over the estimated life of the awards.

For the five months ended December 31, 2015, the Company recorded stock-based compensation of $0.5 million relating to these Director Shares. As of December 31, 2015, the Company had unrecognized compensation costs of $0.1 million related to these Director Shares.

Board of Director Grants

Directors received shares of restricted stock subject to the terms, provisions and restrictions of the 2015 Incentive Compensation Plan. The shares granted during the five months ended December 31, 2015 vest over a three year period, one-third on each anniversary of each holder’s grant date, provided the Director is still serving as a director of the Company. Upon termination of directorship for any reason, the Director immediately forfeits any unvested shares without payment. A summary of the Company’s time-based restricted stock awarded to the Board of Directors for the five months ended December 31, 2015 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested time-based restricted stock at August 1, 2015	—	—
Granted	26,387	$6.34
Vested	—	—
Forfeited or expired	—	—
Non-vested time-based restricted stock at December 31, 2015	26,387	$6.34

For the five months ended December 31, 2015, the Company recorded compensation expense of less than $0.1 million relating to these Board of Director grants. As of December 31, 2015, the Company had unrecognized compensation costs of $0.4 million related to these awards.

14.       Earnings Per Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. In computing dilutive income (loss) per share, basic income (loss) per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including warrants, options, restricted stock units, and restricted stock.

The following represents amounts that could potentially dilute basic EPS in the future:

Stock-based compensation awards(1):
Stock options	1,106,875
Restricted stock units	596,491
Restricted stock to directors	26,387
Warrants:
Private placement warrants	6,160,000
Public warrants	9,823,072

(1)         SARs and Phantom Options are payable in cash so will have no impact on number of shares

Warrants are considered anti-dilutive and excluded when the exercise price exceeds the average market value of the Company’s common stock price during the applicable period. Performance share units are considered anti-dilutive if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the current period. Given that the Company recorded a net loss for the five months ended December 31, 2015, there is no difference between basic and diluted net loss per share since the effect of the items identified above would be anti-dilutive and are, therefore, excluded from the diluted net loss per share calculation.

15.       Income Taxes

Income (loss) before income taxes consists of the following components (in thousands):

	Successor	Predecessor
	August 1, 2015 Through December 31, 2015	January 1, 2015 Through July 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Domestic	$(34,139)	$29,053	$122,347	$72,660
Foreign	470	(32,261)	(53,091)	(20,063)
	$(33,669)	$(3,208)	$69,256	$52,597

Significant components of income taxes are as follows (in thousands):

	Successor	Predecessor
	August 1, 2015 Through December 31, 2015	January 1, 2015 Through July 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Current:
Federal	$—	$14,370	$49,918	$31,629
State and Local	8	305	1,085	696
Foreign	646	392	135	1,530
	654	15,067	51,138	33,855
Deferred:
Federal	(18,308)	(4,115)	(7,808)	(7,025)
State and Local	(789)	(57)	(110)	(98)
Foreign	(789)	(46)	(1,821)	(1,591)
	(19,886)	(4,218)	(9,739)	(8,714)
(Benefit) provision for income taxes	$(19,232)	$10,849	$41,399	$25,141

A reconciliation of income tax expense at the U.S. Federal statutory income tax rate to actual income tax provision is as follows (in thousands):

	Successor	Predecessor
	August 1, 2015 Through December 31, 2015	January 1, 2015 Through July 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013

Tax at Statutory Rate	$(11,785)	$(1,123)	$24,240	$18,410
State income taxes, net of federal tax benefit	(508)	141	596	354
Effect of Foreign Items	(411)	2,315	4,017	(1,516)
Valuation Allowance	(2,004)	9,321	12,878	8,477
Tax Incentives	(34)	—	(332)	(584)
Warrants	(4,557)	—	—	—
Other	67	195	—	—
(Benefit) provision for income taxes	$(19,232)	$10,849	$41,399	$25,141

Income tax expense for the five months ended December 31, 2015, seven months ended July 31, 2015, and fiscal years 2014 and 2013 include certain discrete tax items for changes in valuation allowances, foreign effective rate items and other rate modifying items. These items total ($19.2 million), $10.8 million, $41.4 million, and $25.1 million in 2015 (Successor), 2015 (Predecessor), 2014, and 2013, respectively.

For the five months ended December 31, 2015, the discrete items include $4.6 million of benefit recorded for the non-taxable marked to market gains from Private Placement Warrants. In addition, the Company recorded a current period tax benefit of $2.0 million for changes in valuation allowances on certain tax attributes, including net operating losses.  This change in valuation allowance followed the purchase of the AgroFresh business on July 31, 2015, since the Company now estimates that it will be able to realize its deferred tax assets in the U.S.

The tax rate for the seven months ended July 31, 2015 was unfavorably impacted by the increase of valuation allowances ($9.3 million) primarily in Canada and South Africa and by losses in multiple foreign jurisdictions with tax rates less than 35% ($2.3 million).

The tax rate for 2014 was unfavorably impacted by the increase of valuation allowances ($12.9 million) primarily in Australia, Brazil, and France and by losses in multiple foreign jurisdictions with tax rates less than 35% ($4.0 million).

The tax rate for 2013 was unfavorably impacted by the increase of valuation allowance due to losses in multiple foreign jurisdictions ($8.4 million) primarily in Argentina, Italy, and France. The tax rate was favorably impacted by earnings outside the U.S., primarily in Switzerland ($1.5 million).

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Successor	Predecessor
	December 31, 2015	December 31, 2014
Deferred Tax Assets:
Intangible assets other than goodwill	$3,788	$—
Pension and other retiree obligations	425	—
Inventory	2,070	—
Other Accruals and Reserves	1,132	2,479
Loss and Credit Carryforwards	12,991	31,217
Other	816	2,247
Gross Deferred Tax Assets	21,222	35,943
Valuation Allowance	(9,111)	(27,813)
Net Deferred Tax Asset	12,111	8,130
Liabilities:
Intangible assets other than goodwill	—	(31,637)
Property, Plant and Equipment	(118)	—
Total Deferred Tax Liabilities	(118)	(31,637)
Net Deferred Tax Asset / (Liability)	$11,993	$(23,507)

The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses). The carrying value of deferred tax assets is based on the Company’s assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence.

Gross operating loss carryforwards amounted to $2.6 million for foreign jurisdictions, $33.5 million for U.S. federal, and $6.5 million for U.S. States at December 31, 2015. These operating loss carryforwards related to the 2013, 2014 and current 2015 tax periods. At December 31, 2015, none of the operating loss carryforwards were subject to expiration in 2015 through 2020. The operating loss carryforwards expiring in years 2022 through 2026 make up $0.1 million of the recorded deferred tax asset. The operating loss carryforwards expiring in years 2034 through 2035 make up $12.1 million of the recorded deferred tax asset. The remaining deferred tax asset relating to operating loss carryforwards of $0.5 million have an indefinite expiration. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.

As of December 31, 2015, a component of the Company’s deferred tax assets was the result of U.S. NOL and Section 195(b) Start-up expenditures to be amortized in future periods. A valuation allowance of $5.8 million was recorded against its gross deferred tax asset balance as of July 31, 2015. For the five-month period ended December 31, 2015, the Company recorded a net valuation allowance release of $2.0 million, on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

There are tax credits in the U.S. for foreign taxes and research and development expenditures that were created in 2015. These credits are $0.3 million and less than $0.1 million, respectively. They will expire beginning in 2025 and 2035, respectively.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of the investments in foreign subsidiaries that is indefinitely reinvested outside the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. There is not a gross temporary difference as of December 31, 2015, since the tax basis of investments in foreign subsidiaries is in excess of the financial reporting basis.

During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to a net non-current deferred tax asset in our Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

Uncertain Tax Positions

Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” For the period ended December 31, 2015, no uncertain income tax positions were identified and no uncertain income tax positions were identified in related prior years.

16.       Segment and Geographical Information

Segments

The authoritative guidance for disclosures about segments of an enterprise establishes standards for reporting information about segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-makers are considered to be its Chief Executive Officer and Chief Financial Officer. The Company currently operates and manages its business as a single operating segment. The Company’s Chief Executive Officer and Chief Financial Officer allocate resources and assess performance of the business at the consolidated level. Accordingly, the Company considers itself to be in a single operating and reportable segment structure.

Geographic Regions

Net sales by geographic region, based on the location of the customer, were as follows:

	Successor	Predecessor
(in thousands)	August 1, 2015 Through December 31, 2015	January 1, 2015 Through July 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net sales:
North America (1)	$55,870	$2,938	$73,530	$64,181
Latin America (2)	729	24,314	25,584	23,777
EMEA (3)	52,534	12,369	68,019	58,435
Asia Pacific (4)	1,948	13,061	13,375	12,396
	$111,081	$52,682	$180,508	$158,789

(1)         North America includes the United States and Canada. Sales in the United States were $53.2 million, $2.7 million, $69.5 million, and $60.1 million for the five months ended December 31, 2015, the seven months ended July 31, 2015, and for the years ended December 31, 2014 and 2013, respectively.

(2)         Latin America includes Argentina, Brazil, Chile, Guatemala, and Mexico

(3)         EMEA includes Europe, the Middle East, and Africa

(4)         Asia Pacific includes China, South Korea, Japan, Australia, and New Zealand

Net property, plant and equipment by geographic region at the end of each period was as follows:

	Successor	Predecessor
(in thousands)	December 31, 2015	December 31, 2014
Net property, plant and equipment:
United States	$3,721	$3,424
All other	885	710
	$4,606	$4,134

Sales of SmartFresh™ accounted for over 90% of our total worldwide net sales in 2015, 2014, and 2013.

17.       Commitments and Contingencies

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

Operating Leases

The Company uses various leased facilities and equipment in its operations. The lease terms for these leased assets vary depending on the terms of the applicable lease agreement. Rental expense for all operating leases totaled $878, $840, $2,657, and $1,844 for the five months ended December 31, 2015, the seven months ended July 31, 2015, and for the years ended December 31, 2014 and 2013, respectively. At December 31, 2015, the Company had no residual value guarantees related to its operating leases. Future minimum lease payments as of December 31, 2015 under noncancelable operating leases are as follows:

(in thousands)	Future Lease Payments
2016	$1,690
2017	1,410
2018	1,306
2019	1,297
2020	876
Thereafter	927
Total	$7,506

18.       Fair Value Measurements

Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2015:

(in thousands)	Level 1	Level 2	Level 3	Total
Warrant consideration(1)	$—	$6,000	$—	$6,000
Tax amortization benefit contingency(2)	—	—	149,620	149,620
Deferred acquisition payment(3)	—	—	22,700	22,700
Total	$—	$6,000	$172,320	$178,320

(1)         The warrant consideration relates to future obligations to deliver additional warrants in relation to the Business Combination. The inputs used in the fair value measurement were directly observable quoted prices for identical assets in an inactive market.

(2)         The fair value of the tax amortization benefit contingency is measured using an income approach based on the Company’s best estimate of the undiscounted cash payments to be made, tax effected at 37% and discounted to present value utilizing an appropriate market discount rate. The valuation technique used did not change during the five months ended December 31, 2015.

(3)         The fair value of the deferred acquisition payment is measured using a Black-Scholes option pricing model and based on the Company’s best estimate of the Company’s average adjusted EBITDA level over the two year period from January 1, 2016 to December 31, 2017. The valuation technique used did not change during the five months ended December 31, 2015.

There were no liabilities measured at fair value on a recurring basis at December 31, 2014. There were no transfers between Level 1 and Level 2 and no transfers out of Level 3 of the fair value hierarchy during the five months ended December 31, 2015.

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the periods presented in our Level 3 financial instruments that are measured at fair value on a recurring basis. These instruments relate to contingent consideration payable to Dow in relation to the Business Combination.

(in thousands)	Tax amortization benefit contingency	Deferred acquisition payment	Total
Balance, beginning of period	$—	$—	$—
Initial recognition at the Closing Date	153,958	17,172	171,130
Accretion	6,733	5,129	11,862
Mark-to-market adjustment	(11,071)	399	(10,672)
Total realized and unrealized losses	—	—	—
Balance, end of period	$149,620	$22,700	$172,320

19.       Quarterly Financial Data (Unaudited)

(in thousands, except per share amounts)

	Predecessor			Successor
	2015			2015
	First Quarter	Second Quarter	July 1, 2015 through July 31, 2015	August 1, 2015 through September 30, 2015	Fourth Quarter
Net sales	$32,796	$17,729	$2,157	$59,650	$51,431
Cost of sales	$5,007	$5,110	$513	$45,719	$46,033
Gross profit	$27,789	$12,619	$1,644	$13,931	$5,398
Income (loss) before taxes	$9,576	$(9,024)	$(3,760)	$(18,612)	$(15,057)
Net income (loss)	$2,480	$(14,009)	$(2,528)	$(14,021)	$(416)
Basic earnings (loss) per share (1)				(0.28)	(0.01)
Diluted earnings (loss) per share (1)				(0.28)	(0.01)

	Predecessor
	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$29,622	$17,872	$66,245	$66,769
Cost of sales	$5,258	$3,779	$10,383	$11,239
Gross profit	$24,364	$14,093	$55,862	$55,530
Income (loss) before taxes	$4,844	$(6,841)	$34,998	$36,255
Net income (loss)	$1,933	$(14,663)	$24,485	$16,102

(1) Earnings per share calculations for each period are based on the weighted average number of shares outstanding for that period. As the Company was not a Registrant prior to the Successor 2015 Period, no earnings per share data is presented.

20. Subsequent Event

On March 11, 2016, the Company announced that Thomas Macphee had stepped down from his position as Chief Executive Officer of the Company, effective on March 10, 2016, and that Stan Howell will step down from his position as President of the Company at the end of April 2016. The Company also announced that the board of directors had appointed Nance Dicciani, the Chair of the board, and Stephen Trevor, a member of the board, as co-members of a newly-created Office of the Chair, to assume the duties and responsibilities of chief executive officer and president on an interim basis until a permanent chief executive officer and president is hired.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined under the Securities Exchange Act of 1934. Based on that evaluation and the identification of the material weakness discussed below, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

As discussed elsewhere in this Annual Report on Form 10-K, the Company completed the Business Combination on July 31, 2015. Prior to the Business Combination, AgroFresh was a blank check company. A business combination was consummated with Dow pursuant to which we acquired the AgroFresh business from Dow, resulting in AgroFresh Inc. becoming our wholly owned subsidiary. The design of public company internal controls over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from our management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of the Company’s internal control over financial reporting as of December 31, 2015. Therefore, the Company is excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC’s Compliance and Disclosure Interpretations.

Despite the fact that our management was not required to make an assessment regarding internal control over financial reporting, in the course of preparing our financial statements as of and for the five months ended December 31, 2015 we identified certain deficiencies in internal control over financial reporting that we believe to be a material weakness. In particular, we identified a material weakness in the design and operating effectiveness of our internal control over financial reporting that relate to the accurate and timely reporting of our operating expense accruals. This internal control failure relates to ineffective design and operation of controls over our process of identifying and recording liabilities for vendor invoices received subsequent to year-end that related to our 2015 activities, which would have resulted in understated operating expenses and accrued liabilities, if left uncorrected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

We believe that the material weakness described above resulted in large part from the completion of the Business Combination on July 31, 2015. Following the completion of the Business Combination, we began the process of building a standalone financial infrastructure, and this process will continue throughout 2016 and 2017. Among other things, during 2016 we expect to hire permanent full-time finance and accounting personnel, build standalone business and financial processes, develop more formal policies and procedures related to expense cut-offs, and conduct training and education of appropriate personnel regarding cost estimates and expense cut-off dates.

Notwithstanding our material weakness, we have concluded that the financial statements and other financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Company’s most recently completed fiscal quarter, and there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2015.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2015.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

All other financial statement schedules are omitted because they are not required or the required information is included in the consolidated financial statements or the notes thereto.

(3)                                 Exhibits

The accompanying Index to Exhibits is incorporated herein by reference.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION

AgroFresh Solutions, Inc.

Parent Company Information

Condensed Balance Sheets

(In thousands)

December 31, 2015
Assets
Accounts receivable from subsidiary	$1,100
Investment in subsidiaries	430,280
Deferred income tax asset	18,423
Total assets	$449,803

Liabilities and Stockholders’ Equity
Accounts payable to subsidiaries	335
Income taxes payable	6
Total liabilities	341
Total stockholders’ equity	449,462
Total liabilities and stockholder’s equity	$449,803

See notes to condensed financial information

SCHEDULE I - CONDENSED FINANCIAL INFORMATION

AgroFresh Solutions, Inc.

Parent Company Information

Condensed Statements of Operations and Comprehensive Income (Loss)

(In thousands)

August 1, 2015 Through December 31, 2015
Net sales	$—
Selling, general and administrative expenses	2,257
Loss in earnings of subsidiaries	(30,597)
Loss before taxes	(32,854)
Benefit for income taxes	(18,417)
Net loss	$(14,437)

See notes to condensed financial information

SCHEDULE I - CONDENSED FINANCIAL INFORMATION

AgroFresh Solutions, Inc.

Parent Company Information

Condensed Statements of Cash Flows

(In thousands)

August 1, 2015 Through December 31, 2015
Cash flows from operating activities:
Net loss	$(14,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,080
Deferred income taxes	(18,423)
Predecessor transaction costs paid out of opening cash	(4,122)
Change in current assets and liabilities	(1,104)
Net cash used in operating activities	(37,006)

Cash flows from investing activities:	—
Net cash provided by (used in) investing activities	—

Cash flows from financing activities:
Payment of deferred underwriting costs	(7,777)
Proceeds from private placement	50,000
Repayment of related party note payable	(380)
Repurchase of stock for treasury	(2,397)
Repurchase of warrants	(2,524)
Net cash provided by financing activities	36,922

Net decrease in cash and equivalents during the period	(84)
Cash and cash equivalents, beginning of period	84
Cash and cash equivalents, end of period	$—

See notes to condensed financial information

AgroFresh Solutions, Inc.

Parent Company Information

Notes to Condensed Financial Statements

1. Basis of Presentation

AgroFresh Solutions, Inc. (the “Parent Company”), formerly known as Boulevard Acquisition Corp., was formed to effect the acquisition of the AgroFresh business from Dow, resulting in AgroFresh Inc. becoming a wholly-owned, indirect subsidiary. The Parent Company had no material activities prior to the acquisition of AgroFresh Inc. on July 31, 2015.

The accompanying Condensed Financial Statements include the accounts of the Parent Company and, on an equity basis, its direct and indirect subsidiaries and affiliates. Accordingly, these condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with the consolidated financial statements of AgroFresh Solutions, Inc.

The condensed parent-only financial statement have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of the Company exceed 25% of the consolidated net assets of the Company.

2. Commitments and Contingencies

As discussed in Note 10 to the consolidated financial statements, in connection with the consummation of the Business Combination, AgroFresh Inc. as the borrower and its parent, AF Solutions Holdings LLC, a wholly-owned subsidiary of the Parent Company, as the guarantor, entered into the Credit Facility with Bank of Montreal. The Credit Facility consists of a $425 million Term Loan and a $25 million Revolving Loan. The Revolving Loan includes a $10 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries and (b) AF Solutions Holdings LLC, including the common stock of AgroFresh Inc.

The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan has a scheduled maturity date of July 31, 2019. Maturities of long-term debt for the five years following December 31, 2015 are $4.3 million in 2016, $4.3 million in 2017, $4.3 million in 2018, $4.3 million in 2019, $4.3 million in 2020, and $401.6 million thereafter.

The Credit Facility imposes an overall cap on the total amount of dividends the Parent Company can pay, together with the total amount of shares and warrants the Parent Company can repurchase, of $12.0 million per fiscal year, and imposes certain other conditions on the Parent Company’s ability to pay dividends.

3. Dividends

The ability of the Parent Company’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ financing arrangements (see Note 10 to the consolidated financial statements).

SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

AgroFresh Solutions, Inc.

Allowance for Doubtful Accounts

(In thousands)

Valuation and qualifying account information related to operations is as follows:

	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period
Successor
August 1, 2015 to December 31, 2015	$—	$190	$—	$190

Predecessor
January 1, 2015 to July 31, 2015	$1,678	$(602)	$—	$1,076
Year Ended December 31, 2014	$1,532	$146	$—	$1,678

INDEX TO EXHIBITS

Exhibit No.		Description
1.1	(1)	Form of Underwriting Agreement.
3.1	(2)	Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2015.
3.2	(2)	Series A Certificate of Designation.
3.3	(3)	Amended and Restated Bylaws.
3.4	(4)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of September 3, 2015.
4.1	(2)	Specimen Common Stock Certificate.
4.2	(2)	Specimen Warrant Certificate.
4.3	(5)	Warrant Agreement, dated as of February 12, 2014, by and between AgroFresh Solutions, Inc. and Continental Stock Transfer & Trust Company.
10.1(a)	(5)	Letter Agreement, dated February 12, 2014, among AgroFresh Solutions, Inc., Boulevard Acquisition Sponsor, LLC and Avenue Capital Management II, L.P.
10.1(b)	(5)	Letter Agreement, dated February 12, 2014, among AgroFresh Solutions, Inc., Boulevard Acquisition Sponsor, LLC and Robert J. Campbell.
10.1(c)	(5)	Letter Agreement, dated February 12, 2014, among AgroFresh Solutions, Inc., Boulevard Acquisition Sponsor, LLC and Joel Citron.
10.1(d)	(5)	Letter Agreement, dated February 12, 2014, among AgroFresh Solutions, Inc., Boulevard Acquisition Sponsor, LLC and Darren Thompson.
10.2	(6)	Form of Indemnification Agreement.
10.3	(5)

Securities Escrow Agreement, dated February 12, 2014, among AgroFresh Solutions, Inc. , Boulevard Acquisition Sponsor, LLC, the Initial Holders party thereto and Continental Stock Transfer & Trust Company.

10.4	(2)

Credit Agreement, dated July 31, 2015, by and among AgroFresh Inc., as the borrower and AF Solutions Holdings LLC, acting as guarantor, Bank of Montreal, as administrative agent, BMO Capital Markets Corp., Credit Suisse Securities (USA) LLC, and Sumitomo Mitsui Banking Corporation (“Sumitomo”) as joint lead arrangers and joint bookrunners, BMO Capital Markets Corp. and Credit Suisse, as joint physical bookrunners. Credit Suisse as syndication agent, Sumitomo as documentation agent, and the lenders party thereto.

10.5	(7)	Amendment No. 1 to Credit Agreement, dated as of November 18, 2015.
10.6	(2)

Investor Rights Agreement, dated July 31, 2015, by and among AgroFresh Solutions, Inc., The Dow Chemical Company, Rohm and Haas Company, Boulevard Acquisition Sponsor, LLC, Robert J. Campbell, Joel Citron and Darren Thompson.

10.7	(2)	Tax Receivables Agreement, dated July 31, 2015, by and among AgroFresh Solutions, Inc., AgroFresh Inc., The Dow Chemical Company and Rohm and Haas Company.
10.8	(2)	Transition Services Agreement, dated July 31, 2015, by and between AgroFresh Inc. and The Dow Chemical Company.
10.9	(2)	Warrant Purchase Agreement, dated July 31, 2015, by and among The Dow Chemical Company, Rohm and Haas Company, AgroFresh Solutions, Inc. and Boulevard Acquisition Sponsor, LLC.
10.10	(8)

Letter Agreement, dated as of December 17, 2015, among AgroFresh Solutions, Inc., The Dow Chemical Company, Rohm and Haas Company and Boulevard Acquisition Sponsor, LLC regarding Warrant Purchase Agreement.

10.11	(9)	AgroFresh Solutions, Inc. Incentive Compensation Plan.
10.12	(10)	Employment Agreement, dated August 19, 2015, between AgroFresh Solutions, Inc. and Margaret M. (Margo) Loebl.
10.13	(10)	Employment Agreement, dated August 25, 2015, between AgroFresh Solutions, Inc. and Thomas Macphee.
14.1	(11)	AgroFresh Solutions, Inc. Code of Business Conduct.
21.1	*	List of subsidiaries.
23.1	*	Consent of Deloitte & Touche LLP.
24.1	*	Power of Attorney (included on the signature page to this report).
31.1	*	Certification of Co-Principal Executive Officers required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	*	Certification of Co-Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.3	*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	**	Certification of Co-Principal Executive Officers and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.LAB	*	XBRL Taxonomy Label Document

101.PRE	*	XBRL Presentation Linkbase Document
101.DEF	*	XBRL Definition Linkbase Document

*      Filed herewith.

**   Furnished herewith.

(1)         Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-193320) filed with the Securities and Exchange Commission on January 13, 2014.

(2)         Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on August 6, 2015.

(3)         Incorporated by reference to Annex A to the Company’s definitive proxy statement (File No. 001-36197) filed with the Securities and Exchange Commission on July 16, 2015.

(4)         Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 10, 2015.

(5)         Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on February 19, 2014.

(6)         Incorporated by reference to an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-193320) filed with the Securities and Exchange Commission on February 11, 2014.

(7)         Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on November 18, 2015.

(8)         Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on December 23, 2015.

(9)         Incorporated by reference to Annex C to the Company’s definitive proxy statement (File No. 001-36197) filed with the Securities and Exchange Commission on July 16, 2015.

(10)  Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on August 31, 2015.

(11)  Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on August 19, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AgroFresh Solutions, Inc.

Date: March 11, 2016

By	/s/ Margaret M. Loebl
Margaret M. Loebl
Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nance K. Dicciani and Margaret M. Loebl, jointly and severally, his or her attorney—in—fact,  each  with  the  full  power  of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10—K, and to file  the  same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney—in—fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might do or could do in person hereby ratifying and confirming all that each of said attorneys—in—fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Nance K. Dicciani	Chair of the Board	March 11, 2016
Nance K. Dicciani	(Interim Co-Principal Executive Officer)

/s/ Stephen S. Trevor	Director	March 11, 2016
Stephen S. Trevor	(Interim Co-Principal Executive Officer)

/s/ Margaret M. Loebl	Executive Vice President and Chief Financial Officer	March 11, 2016
Margaret M. Loebl	(Principal Financial and Accounting Officer)

/s/ Robert J. Campbell	Director	March 11, 2016
Robert J. Campbell

/s/ Gregory M. Freiwald	Director	March 11, 2016
Gregory M. Freiwald

/s/ Torsten Kraef	Director	March 11, 2016
Torsten Kraef

/s/ Marc Lasry	Director	March 11, 2016
Marc Lasry

/s/ Macauley Whiting, Jr.	Director	March 11, 2016
Macauley Whiting, Jr.