Form 10-Q
period 2016-03-31
AgroFresh Solutions, Inc.
filed 2016-05-10
CIK 1592016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of common stock outstanding as of May 6, 2016 was 49,900,795.

PART I - FINANCIAL INFORMATION

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	Successor
	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$64,955	$57,765
Accounts receivable, net of allowance for doubtful accounts of $651 and $190, respectively	62,742	71,518
Inventories	23,826	44,176
Other assets	10,099	7,197
Total current assets	161,622	180,656

Property and equipment, net	5,799	4,606
Goodwill	62,079	56,006
Intangible assets, net	815,154	825,056
Deferred income tax assets — noncurrent	30,919	12,278
Other assets	4,784	4,072
Total assets	$1,080,357	$1,082,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$18,204	$13,924
Current portion of long-term debt	4,250	4,250
Income taxes payable	2,695	1,801
Accrued expenses and other current liabilities	60,408	47,595
Total current liabilities	85,557	67,570
Noncurrent liabilities
Long-term debt	405,702	406,286
Other noncurrent liabilities	170,292	164,630
Deferred income tax liabilities — noncurrent	1,001	285
Total liabilities	662,552	638,771

Commitments and contingencies (see Note 17)
Stockholders’ equity
Common stock, par value $0.0001; 400,000,000 shares authorized, 50,562,176 and 49,940,548 shares issued and 49,900,795 and 49,528,214 shares outstanding at March 31, 2016 and December 31, 2015, respectively	5	5
Preferred stock; par value $0.0001, 1 share authorized and outstanding	—	—
Treasury stock; par value $0.0001, 661,381 and 412,334 at shares at March 31, 2016 and December 31, 2015	(3,885)	(2,397)
Additional paid-in capital	473,565	472,494
Accumulated deficit	(45,777)	(20,640)
Accumulated other comprehensive loss	(6,103)	(5,559)
Total stockholders' equity	417,805	443,903
Total liabilities and stockholders’ equity	$1,080,357	$1,082,674

See accompanying notes to condensed consolidated and combined financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF (LOSS) INCOME
(In thousands, except share and per share data)
(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net sales	$28,411	$32,796
Cost of sales (excluding amortization, shown separately below)	23,820	5,007
Gross profit	4,591	27,789
Research and development expenses	4,429	4,583
Selling, general, and administrative expenses	19,666	6,363
Amortization of intangibles	9,899	7,267
Change in fair value of contingent consideration	(3,100)	—
Operating (loss) income	(26,303)	9,576
Other (expense) income	55	—
Gain on foreign currency exchange	830	—
Interest expense, net	(15,008)	—
(Loss) income before income taxes	(40,426)	9,576
(Benefit) provision for income taxes	(15,289)	7,096
Net (loss) income	$(25,137)	$2,480
Loss per share:
Basic	$(0.51)	—
Diluted	$(0.51)	—
Weighted average shares outstanding
Basic	49,718,153	—
Diluted	49,718,153	—

See accompanying notes to condensed consolidated and combined financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net (loss) income	$(25,137)	$2,480
Other comprehensive (loss) income:
Foreign currency translation adjustments	(544)	(1,334)
Comprehensive (loss) income, net of tax	$(25,681)	$1,146

See accompanying notes to condensed consolidated and combined financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS’ EQUITY
For Three Months Ended March 31, 2016
(In thousands, except share and per share data)
(Unaudited)

	The AgroFresh Business (Predecessor)
	Preferred Stock		Common Stock		Net Parent Investment	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2014, Predecessor	—	—	—	—	$232,293	—	$2,058	$234,351
Comprehensive income	—	—	—	—	2,480	—	(1,334)	1,146
Net transfers from parent	—	—	—	—	19,905	—	—	19,905
Balance at March 31, 2015, Predecessor	—	—	—	—	$254,678	—	$724	$255,402

	AgroFresh Solutions, Inc. (Successor)
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2015, Successor	1	—	49,940,548	$5	(412,334)	$(2,397)	$472,494	$(20,640)	$(5,559)	$443,903
Stock-based compensation	—	—	—	—	—	—	1,071	—	—	1,071
Issuance of restricted stock	—	—	621,628	—	—	—	—	—	—	—
Repurchase of stock for treasury	—	—	—	—	(249,047)	(1,488)	—	—	—	(1,488)
Comprehensive loss	—	—	—	—	—	—	—	(25,137)	(544)	(25,681)
Balance at March 31, 2016, Successor	1	—	50,562,176	$5	(661,381)	$(3,885)	$473,565	$(45,777)	$(6,103)	$417,805

See accompanying notes to condensed consolidated and combined financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cash flows from operating activities
Net (loss) income	$(25,137)	$2,480
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,059	7,522
Accretion of contingent consideration	7,835	—
Decrease in contingent consideration	(3,100)	—
Stock based compensation	1,071	—
Amortization of inventory fair value adjustment	18,505	—
Amortization of deferred financing costs	557	—
Deferred income taxes	(13,845)	(2,052)
Loss on sales of property	6	—
Other	981	—
Changes in operating assets and liabilities (net of effects of acquisition):
Accounts receivable	8,704	22,594
Inventories	1,845	(2,058)
Prepaid expenses and other current assets	(2,025)	—
Accounts payable	5,724	(740)
Accrued expenses and other liabilities	(2,124)	—
Income taxes payable	894	(41,989)
Other assets and liabilities	—	(5,585)
Net cash provided by (used in) operating activities	9,950	(19,828)
Cash flows from investing activities
Cash paid for property and equipment	(850)	(77)
Proceeds from sale of property	8	—
Net cash used in investing activities	(842)	(77)
Cash flows from financing activities
Repayment of term loan	(1,062)	—
Repurchase of stock for treasury	(1,488)	—
Cash transfers to/from parent, net	—	19,905
Net cash (used in) provided by financing activities	(2,550)	19,905

Effect of exchange rate changes on cash and cash equivalents	632	—
Net increase in cash and cash equivalents	7,190	—
Cash and cash equivalents, beginning of period	57,765	—
Cash and cash equivalents, end of period	$64,955	$—
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$6,204	$—
Income taxes	1,691	—

See accompanying notes to condensed consolidated and combined financial statements.

AgroFresh Solutions, Inc.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	Description of Business
AgroFresh Solutions, Inc. (the “Company”) is a global agricultural innovator in proprietary advanced technologies that enhance the freshness, quality and value of fresh produce. The Company currently offers SmartFreshTM applications at customer sites through a direct service model utilizing third-party contractors and provides advisory services relying on its extensive knowledge on the use of its products over thousands of monitored applications. The Company operates in over 40 countries and currently derives the majority of its revenue working with customers to protect the value of apples, pears, and other produce during storage. Line extensions and new services have been introduced to strengthen the Company’s global position in post-harvest storage and to capitalize on adjacent growth opportunities in pre-harvest markets.
The end markets that the Company serves are seasonal and are generally aligned with the seasonal growing patterns of the Company’s customers. For those customers growing, harvesting or storing apples, the Company’s primary target market, the peak season in the southern hemisphere is the first and second quarters of each year, while the peak season in the northern hemisphere is the third and fourth quarters of each year. Within each half-year period (i.e., January through June for the southern hemisphere, and July through December, for the northern hemisphere) the apple growing season has historically occurred during both quarters. A variety of factors, including weather, may affect the timing of the growing, harvesting and storing patterns of the Company’s customers and therefore shift the consumption of the Company’s services and products between the first and second quarters primarily in the southern hemisphere or between the third and fourth quarters primarily in the northern hemisphere.
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

2.	Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments that are necessary for a fair presentation of the Company's consolidated results of operations, financial condition and cash flows for the periods shown, including normal, recurring accruals and other items. The consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year.
For additional information, these condensed consolidated and combined financial statements should be read in conjunction with the consolidated and combined financial statements and notes included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2015. As used in these notes to the condensed consolidated and combined financial statements, the “AgroFresh Business” refers to the business conducted prior to the closing of the Business Combination by The Dow Chemical Company (“Dow”) through a combination of wholly-owned subsidiaries and operations of Dow, including through AgroFresh Inc. in the United States.
Recently Issued Accounting Guidance
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09 "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This update is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for companies with fiscal years beginning after December 15, 2016. The Company is currently evaluating the effects of this update.
In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)" which requires organizations to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The guidance is effective for public companies with fiscal years beginning after December 15, 2018. The Company is currently evaluating the effects of this update.
In May 2014, the FASB issued ASU 2014-9 “Revenue from Contracts with Customers.” Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption when implementing this standard. On July 9, 2015, the FASB voted to defer the effective date of this ASU by one year to December 15, 2017, for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the effects of this update.
In April 2016 the FASB issued ASU 2016-10 "Revenue from Contracts with Customers Topic 606: Identifying Performance Obligations and Licensing." This Update clarifies the implementation guidance on identifying a performance obligation and licensing and is effective on the same date as ASU 2014-09. The Company is currently evaluating the effects of this update.

3.	Business Combination
On July 31, 2015 (the "Closing Date"), the Company consummated a business combination (the “Business Combination”) pursuant to the Stock Purchase Agreement, dated April 30, 2015 (the “Purchase Agreement”), by and between the Company and Dow providing for the acquisition by the Company of the AgroFresh Business (defined below) from Dow, resulting in AgroFresh Inc. becoming a wholly-owned, indirect subsidiary of the Company. Pursuant to the Purchase Agreement, the Company paid the following consideration to Rohm and Haas Company (“Rohm and Haas”), a subsidiary of Dow: (i) 17,500,000 shares of common stock (the “Stock Consideration”) and (ii) $635 million in cash (the “Cash Consideration”). The “AgroFresh Business” refers to the business conducted prior to the closing of the Business Combination by Dow through a combination of wholly-owned subsidiaries and operations of Dow, including through AgroFresh Inc. in the United States. As a result of the Business Combination, the Company was identified as the acquirer for accounting purposes, and the AgroFresh Business is the acquiree and accounting Predecessor. The Company’s financial statement presentation reflects the AgroFresh Business as the “Predecessor” for periods through the Closing Date. On the Closing Date, Boulevard was re-named AgroFresh Solutions, Inc. and is the “Successor” for periods after the Closing Date, which includes consolidation of the AgroFresh Business subsequent to the Closing Date.
In addition to the Stock Consideration and the Cash Consideration, Dow is entitled to receive the following consideration:

•	A deferred payment from the Company of $50 million, subject to the Company’s achievement of a specified average Business EBITDA, as defined in the Purchase Agreement, over the two year period from
January 1, 2016 to December 31, 2017;

•	6 million of the Company's warrants to be issued on or around April 30, 2016;

•
85% of the amount of the tax savings, if any, in U.S. Federal, state and local income tax or franchise tax that the Company actually realizes as a result of the increase in tax basis of the AgroFresh Inc. assets resulting from a section 338(h)(10) election that the Company and Dow made in connection with the Business Combination; and

•	reimbursement for any value-added or transfer taxes paid by Dow in conjunction with the transaction.
In addition, pursuant to the Purchase Agreement, the amount of the Cash Consideration paid as part of the purchase price is subject to adjustment following the Closing Date based upon the working capital of the AgroFresh Business as of the Closing Date being greater or less than a target level of working capital determined in accordance with the Purchase Agreement.
The Company accounted for its acquisition of the AgroFresh Business as a business combination under the scope of Accounting Standards Codification Topic ("ASC") 805, Business Combinations. Pursuant to ASC 805, the Company has been determined to be an accounting acquirer since the Company paid cash and equity consideration for all of the assets of the AgroFresh Business. The AgroFresh Business constitutes a business with inputs, processes and outputs.  Accordingly, the acquisition of the AgroFresh Business constitutes the acquisition of a business in accordance with ASC 805 and is accounted for using the acquisition method.

The following summarizes the purchase consideration paid to Dow:

(in thousands)	Calculation of Purchase Price (As Originally Reported)	Measurement Period Adjustments	Calculation of Purchase Price as Adjusted
Cash consideration	$635,000		$635,000
Stock consideration (1)	210,000		210,000
Warrant consideration (2)	19,020		19,020
Deferred payment (3)	17,172	(2,000)	15,172
VAT and transfer tax reimbursable to Dow (4)		9,263	9,263
Tax amortization benefit contingency (5)	145,174	11,006	156,180
Working capital payment to Dow		15,057	15,057
Total purchase price	$1,026,366	$33,326	$1,059,692

(1)	The Company issued 17,500,000 shares of common stock valued at $12.00 per share as of July 31, 2015.

(2)
In connection with the Business Combination, the Company entered into a Warrant Purchase Agreement whereby it agreed to issue to Dow a certain number of warrants on or about April 30, 2016.  The Company calculated the fair value of the 6,000,000 warrants expected to be issued to Dow at $3.17 per warrant as of July 31, 2015.

(3)
Pursuant to the Purchase Agreement, the Company agreed to pay Dow a deferred payment of $50 million subject to the achievement of a specified average Business EBITDA level over the two year period from January 1, 2016 to December 31, 2017.  The Company estimated the fair value of the deferred payment using the Black-Scholes option pricing model.

(4)	Pursuant to the Purchase Agreement, the Company was required to reimburse Dow for any value-added or transfer taxes paid by Dow in conjunction with the Business Combination.

(5)
In connection with the Business Combination, the Company entered into a Tax Receivables Agreement with Dow.  The Company estimated the fair value of future cash payments based upon its estimate that the undiscounted cash payments to be made total approximately $343 million and are based on an estimated intangible write-up amortized over 15 years, tax effected at 37%, with each amortized amount then discounted to present value utilizing an appropriate market discount rate to arrive at the estimated fair value of the cash payments and the associated liability.

The determination of the purchase price, in particular the contingent consideration, is based on preliminary valuations and is subject to final adjustment to reflect the final valuations. These final valuations could have a material impact on the preliminary determination of the total purchase price disclosed above.

The Company recorded a preliminary allocation of the purchase price to the AgroFresh Business’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the Closing Date. The preliminary purchase price allocation is as follows:

	Preliminary Purchase Price Allocation (in thousands)	Measurement Period Adjustments	Preliminary Purchase Price Allocation (As Adjusted)
Cash and cash equivalents	$9,459		$9,459
Accounts receivable and other receivables	30,710	174	30,884
Inventories	129,062	(7,779)	121,283
Prepaid expenses and other current assets	359	617	976
Total current assets	169,590	(6,988)	162,602
Property and equipment	4,364		4,364
Identifiable intangible assets	836,044	5,501	841,545
Noncurrent deferred tax asset	401	10,607	11,008
Other assets	862		862
Total identifiable assets acquired	1,011,261	9,120	1,020,381
Accounts payable	(364)		(364)
Accrued and other current liabilities	(7,746)	(1,679)	(9,425)
Pension and deferred compensation	(712)	74	(638)
Other long-term liabilities	(1,823)		(1,823)
Current deferred tax liability			—
Deferred tax liability	(14,772)	4,254	(10,518)
Other liabilities	(1,033)	1,033	—
Net identifiable assets acquired	984,811	12,802	997,613
Goodwill	41,555	20,524	62,079
Total purchase price	$1,026,366	$33,326	$1,059,692
The preliminary values (in thousands) allocated to identifiable intangible assets and their estimated useful lives are as follows:

(in thousands, except useful life data)	Fair Value	Useful life
Software	$45	4 years
Developed technology	757,000	12 to 22 years
Customer relationships	8,000	24 years
In-process research and development	39,000	Indefinite Life
Service provider network	2,000	Indefinite Life
Trade name	35,500	Indefinite Life
Total intangible assets	$841,545
Weighted average life of finite-lived intangible assets		19.7
The goodwill of $62.1 million arising from the Business Combination is primarily attributable to the market position of the AgroFresh Business.  This goodwill is not expected to be deductible for income tax purposes.
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
If the Company and the Agrofresh Business had combined at January 1, 2015, net sales and net loss for the three month period ended March 31, 2015 would have been approximately $32.3 million and $9.9 million on a pro forma basis. The pro forma results include on an after-tax basis, incremental interest expense of approximately $8.8 million (including accretion of contingent consideration), incremental amortization of intangibles of approximately $1.6 million and incremental G&A expense of approximately $1.6 million. The pro forma results do not include the impact of the amortization of the inventory step-up.

4.	Related Party Transactions
The Company is a party to ongoing agreements with Dow, a related party, including, but not limited to, operating-related agreements for certain transition services, seconded employees and occupancy.  The Company paid Dow an aggregate of $2.8 million for such services for the three months ending March 31, 2016, made up of $2.3 million related to the ongoing costs of the Transition Services Agreement, $0.4 million for rent and $0.1 million for other expenses. As of March 31, 2016, the Company has an outstanding payable to Dow of $1.5 million, made up of $0.6 million related to the ongoing costs of the Transition Services Agreements and $0.9 million for seconded employees.

5.	Inventories

Inventories at March 31, 2016 and December 31, 2015 consisted of the following:

(in thousands)	March 31, 2016	December 31, 2015
Raw material	$1,164	$819
Work-in-process	8,702	8,142
Finished goods (1)	12,359	33,784
Supplies	1,601	1,431
Total inventories	$23,826	$44,176

(1)	The amount shown above includes the unamortized fair value adjustment of $12.0 million and $30.5 million at March 31, 2016 and December 31, 2015, respectively.

6.	Property and equipment

Property and equipment consisted of the following:

(in thousands, except for useful life data)	Useful life (years)	March 31, 2016	December 31, 2015
Leasehold improvements	13-20	$533	$380
Equipment	1-12	3,861	3,946
Construction in progress		1,819	539
		6,213	4,865
Less: accumulated depreciation		(414)	(259)
		$5,799	$4,606

Depreciation expense for the three months ended March 31, 2016 (Successor) and March 31, 2015 (Predecessor) was $0.2 million and $0.1 million, respectively. Depreciation expense is recorded in selling, general and administrative expense in the consolidated statements of (loss) income.

7.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2016 are as follows:

(in thousands)	Goodwill
Balance as of December 31, 2015	$56,006
Measurement-period adjustments	6,073
Balance as of March 31, 2016	$62,079

The Company’s other intangible assets at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016			December 31, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets:
Developed technology	$757,000	$(26,176)	$730,824	$757,000	$(16,360)	$740,640
In-process research and development	39,000	—	39,000	39,000	—	39,000
Trade name	35,500	—	35,500	35,500	—	35,500
Service provider network	2,000	—	2,000	2,000	—	2,000
Customer relationships	8,000	(222)	7,778	8,000	(139)	7,861
Software	60	(8)	52	60	(5)	55
Total intangible assets	$841,560	$(26,406)	$815,154	$841,560	$(16,504)	$825,056

The weighted-average amortization period for the finite-lived intangible assets is 19.3 years. The weighted-average amortization period for developed technology, customer relationships and software is 19.2, 23.8 and 3.6 years, respectively.

Goodwill and intangible assets at March 31, 2016 are based on the preliminary purchase price allocation of the AgroFresh Business, which is based on preliminary valuations performed to determine the fair value of the acquired assets as of the acquisition date. The amounts allocated to goodwill and other intangible assets are subject to final adjustment to reflect the final valuations. These final valuations could have a material impact on other intangible assets and goodwill. See Note 3 for further discussion of the acquisition of the AgroFresh Business.

Estimated annual amortization expense for finite-lived intangible assets subsequent to March 31, 2016 is as follows:

(in thousands)	Amount
2016 (remaining)	$29,698
2017	39,597
2018	39,597
2019	39,597
2020	39,597
Thereafter	550,508
$738,594

8.	Accrued and other current liabilities

The Company’s accrued and other current liabilities consisted of the following:

(in thousands)	March 31, 2016	December 31, 2015
Warrant consideration	$6,000	$6,000
Tax amortization benefit contingency	11,797	12,332
Working capital settlement	15,057	15,057
Additional consideration due seller	9,263	—
Accrued compensation and benefits	4,250	4,815
Accrued rebates payable	4,802	6,225
Insurance premium financing payable	—	865
Severance	1,578	—
Other	7,661	2,301
	$60,408	$47,595

9.	Debt
The Company’s debt consisted of the following:

(in thousands)	March 31, 2016	December 31, 2015
Total Term Loan outstanding	$409,952	$410,536
Less: Amounts due within one year	4,250	4,250
Total long-term debt due after one year	$405,702	$406,286
At March 31, 2016, the Company assessed the amount recorded under the Term Loan (defined below) and the Revolving Loan (defined below) and determined that such amounts approximated fair value. The fair values of the debt are based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.
The Term Loan is presented net of deferred costs of issuance, which are amortized using the effective interest method over the term of the Term Loan. Gross deferred issuance costs at the inception of the Term Loan were $12.9 million and as of March 31, 2016 there were $11.9 million of unamortized deferred issuance costs.
Scheduled principal repayments under the Term Loan subsequent to March 31, 2016 are as follows:

(in thousands)	Amount
2016 (remaining)	$3,188
2017	4,250
2018	4,250
2019	4,250
2020	4,250
Thereafter	401,625
$421,813
Credit Facility (Successor)
On July 31, 2015, in connection with the consummation of the Business Combination, AgroFresh Inc. as the borrower and its parent, AF Solutions Holdings LLC (“AF Solutions Holdings”), a wholly-owned subsidiary of the Company, as the guarantor, entered into a Credit Agreement with Bank of Montreal, as administrative agent (the “Credit Facility”). The Credit Facility consists of a $425 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a $25 million revolving loan facility (the “Revolving Loan”). The Revolving Loan includes a $10 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of March 31, 2016, the Company has issued $2.1 million of letters of credit, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan has a scheduled maturity date of July 31, 2019. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75% or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loans dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries and (b) AF Solutions Holdings, including the common stock of AgroFresh Inc.
The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to Rohm and Haas in connection with the Business Combination. Amounts available under the Revolving Loan may also be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Facility.
As of the Closing Date the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The accretion in interest expense during the three months ended March 31, 2016 was approximately $0.5 million.

10.	Noncurrent Liabilities

The Company’s other noncurrent liabilities consisted of the following:

(in thousands)	March 31, 2016	December 31, 2015
Tax amortization benefit contingency	$144,348	$137,288
Deferred payment	21,133	22,700
Other	4,811	4,642
	$170,292	$164,630

11.	Severance

On March 10, 2016, by mutual agreement, Thomas Macphee resigned as Chief Executive Officer and as a member of the Company's Board of Directors. In addition, Stan Howell, the Company’s President, has agreed that he will resign from such position effective on April 30, 2016. According to the terms of their respective separation agreements, the Company expensed $1.4 million in the three months ended March 31, 2016. This amount was recorded in selling, general and administration expense in the condensed consolidated and combined statement of loss.

12.	Stockholders’ Equity

The authorized common stock of the Company consists of 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of March 31, 2016, there were 50,562,176 shares of common stock issued. As of March 31, 2016, there were warrants to purchase 15,983,072 shares of the Company’s common stock outstanding at a strike price of $11.50. Of the 15,983,072 warrants, 9,823,072 (net of the 1,201,928 warrants repurchased) were issued as part of the units sold in the Company's initial public offering in February 2014 and 6,160,000 warrants were sold in a private placement at the time of such public offering.

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

13.	Stock-based Compensation

During the three months ended March 31, 2016, the Company recognized $1.2 million, in stock-based compensation expense which was allocated to cost of goods sold, selling, general and administrative expenses, and research and development expenses. At March 31, 2016, there was $4.9 million of unrecognized compensation cost relating to outstanding unvested equity instruments expected to be recognized over the weighted average period of 2.4 years.

Pursuant to the separations of the Company's Chief Executive Officer and President as described in Note 11, the Company has recorded a net charge of $0.6 million for the modification and vesting of the restricted stock awards less compensation previously recognized on forfeited options.

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

The following represents amounts that could potentially dilute basic earnings per share in the future:

Stock-based compensation awards(1):
Stock options	584,375
Restricted stock units	343,753
Restricted stock to directors	21,784
Warrants:
Private placement warrants	6,160,000
Public warrants	9,823,072

(1)	SARs and Phantom Options are payable in cash and will have no impact on number of shares outstanding

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

15.	Income Taxes

The effective tax rate for the three months ended March 31, 2016 was 37.8% (Successor), compared to the first three months of 2015 of 74.1% (Predecessor).

The effective tax rate for the three months ended March 31, 2016 (Successor) differs from the US statutory tax rate of 35%. due to state income taxes and certain non-deductible expenses.
With respect to the Predecessor period, the effective tax rate in the prior period was unfavorably impacted by an increase in valuation allowances in certain foreign jurisdictions where the Company incurred net operating losses and would not be able to receive tax benefit from such losses, thus increasing the overall effective tax rate.

16.	Segments

The authoritative guidance for disclosures about segments of an enterprise establishes standards for reporting information about segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Our chief operating decision-makers are considered to be our interim Principal Executive Officers. We currently operate and manage our business as a single reportable segment. Our interim Principal Executive Officers allocate resources and assesses performance of the business at the consolidated level. Accordingly, we consider ourselves to be in a single operating and reportable segment structure.

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

Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

(in thousands)	Level 1	Level 2	Level 3	Total
Warrant consideration(1)	—	6,000	—	6,000
Tax amortization benefit contingency(2)	—	—	156,145	156,145
Deferred acquisition payment(3)	—	—	21,133	21,133
Total	$—	$6,000	$177,278	$183,278

(in thousands)	Level 1	Level 2	Level 3	Total
Warrant consideration(1)	—	6,000	—	6,000
Tax amortization benefit contingency(2)	—	—	149,620	149,620
Deferred acquisition payment(3)	—	—	22,700	22,700
Total	$—	$6,000	$172,320	$178,320

(1)
These liabilities relate to warrants to purchase the Company's common stock and future obligations to deliver additional such warrants in relation to the Business Combination. The inputs used in the fair value measurement were directly observable quoted prices for identical assets in an inactive market.

(2)
The fair value of the tax amortization benefit contingency is measured using an income approach based on the Company's best estimate of the undiscounted cash payments to be made, tax effected at 37% and discounted to present value utilizing an appropriate market discount rate. The valuation technique used did not change during the three months ended March 31, 2016.

(3)
The fair value of the deferred acquisition payment is measured using a Black-Scholes option pricing model and based on the Company's best estimate of the Company's average Business EBITDA, as defined in the Purchase Agreement, over the two year period from January 1, 2016 to December 31, 2017. The valuation technique used did not change during the three months ended March 31, 2016.

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the periods presented in the Company's Level 3 financial instruments that are measured at fair value on a recurring basis. These instruments relate to contingent consideration payable to Dow in connection with the Business Combination.

(in thousands)	Tax amortization benefit contingency	Deferred acquisition payment	Total
Balance, December 31, 2015	$149,620	$22,700	$172,320
Measurement period adjustment	2,223	(2,000)	223
Accretion	4,302	3,533	7,835
Mark to market adjustment	—	(3,100)	(3,100)

Balance March 31, 2016	$156,145	$21,133	$177,278

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), the terms “Predecessor” and the “AgroFresh Business” refer to the business conducted by The Dow Chemical Company (“Dow”) through a combination of wholly-owned subsidiaries and operations of Dow, including through AgroFresh Inc. in the United States, prior to the closing of the Company’s acquisition of such business from Dow on July 31, 2015 (the “Business Combination”), the term “Successor” refers to AgroFresh Solutions, Inc. (which was named Boulevard Acquisition Corp. prior to the closing of the Business Combination), and the terms “Company”, “AgroFresh”, “we”, “us” and “our” refer to the combined Predecessor and Successor companies, unless the context otherwise requires or it is otherwise indicated. The application of acquisition accounting for the Business Combination significantly affected certain assets, liabilities, and expenses. As a result, financial information for the three months ended March 31, 2016 may not be comparable to the Predecessor financial information for the three months ended March 31, 2015. Refer to Note 3 to the condensed consolidated and combined financial statements contained in this Report for additional information on the acquisition accounting for the Business Combination.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated and combined financial statements and the notes thereto contained elsewhere in this Report.

This MD&A contains certain financial measures, in particular Adjusted EBITDA, which are not presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These non-GAAP financial measures are being presented because management believes that they provide readers with additional insight into the Company’s operational performance relative to earlier periods and relative to its competitors. Adjusted EBITDA is a key measures used by the Company to evaluate its performance. The Company does not intend for these non-GAAP financial measures to be a substitute for any GAAP financial information. Readers of this MD&A should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures. A reconciliation of Adjusted EBITDA to the most comparable GAAP measure is provided in this MD&A.

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this MD&A regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results and/or the timing of events could differ materially from those contemplated by these forward -looking statements due to a number of factors, including those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K") as well as the update to those Risk Factors disclosed in Part II, Item 1A of this Report. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Freshness is the most important driver of consumer satisfaction when it comes to produce, and, at the same time, food waste is a major issue in the industry. About one third of the total food produced worldwide is lost or wasted each year. Nearly 45 percent of all fresh fruits and vegetables, 40 percent of apples, and 20 percent of bananas are lost to spoilage. AgroFresh plays a key role in the value chain by offering products and services that maintain produce freshness and reduce waste.

AgroFresh’s current principal product, SmartFresh™, regulates the post-harvest ripening effects of ethylene, the naturally occurring plant hormone that triggers ripening in certain fruits and vegetables. SmartFresh™ is naturally biodegradable, leaves no detectable residue, and has been approved for use by many domestic and global regulatory organizations. Harvista™ extends the company’s proprietary technology into pre-harvest management of pome fruit such as apples and pears. AdvanStore™ is an atmospheric monitoring system under development that leverages the company’s extensive understanding of fruit physiology, fruit respiration, current controlled atmosphere technology, and new proprietary diagnostic tools. RipeLock™ combines the technology behind SmartFresh™ with modified atmosphere packaging designed specifically to preserve quality during transportation and to extend the yellow shelf life of bananas.

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

AgroFresh is a former blank check company that completed its initial public offering on February 19, 2014. Upon the closing of the Business Combination with Dow on July 31, 2015, the company changed its name to AgroFresh Solutions, Inc. The company paid Dow cash consideration of $635 million and issued Dow 17.5 million shares of common stock at a deemed value of $12 per share. The transaction included a liability to Dow to deliver a variable number of warrants between the closing and April 2016. The cash consideration was funded through our initial public offering, a term loan, and a private placement of 4.878 million shares of common stock that yielded $50 million of proceeds. The transaction also has an earn-out feature whereby Dow is entitled to receive a deferred payment of $50 million in March 2018 if AgroFresh achieves a specified average adjusted EBITDA level over 2016 and 2017. In addition, pursuant to a tax receivables agreement entered into in connection with the Business Combination, Dow is entitled to receive 85% of the tax savings, if any, that the Company will receive as a result of the increase in the tax basis of assets acquired pursuant to the Business Combination.

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

Demand for the Company’s Offerings

The Company services customers in over 40 countries and derives its revenue by assisting growers and packers to optimize the value of their crops primarily through the post-harvest period. Its products and services add value to customers by reducing food spoilage and extending the life of perishable fruits. The U.S. Food and Agriculture Organization has estimated that a growing global population would require a near doubling of food production in developing countries by 2050 to meet expected demand.

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

Whole Product Offering

The AgroFreshTM Whole Product offering is a direct service model for the Company’s commercially available products, including SmartFreshTM and HarvistaTM. Sales and sales support personnel maintain direct face-to-face relationships with customers year round. Technical sales and support personnel work directly with customers to provide value-added advisory services regarding the application of SmartFresh. The actual application of SmartFresh is performed by service providers that are typically third-party contractors. The Harvista application service, through both aerial and ground application, is also administered by third-party service providers.

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

Critical Accounting Policies and Use of Estimates

Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations and that require the use of complex and subjective estimates based upon management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ materially from these estimates. The policies applied in preparing our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are those that management believes are the most dependent on estimates and assumptions. There have been no material changes to our critical accounting policies and estimates previously disclosed in our 2015 Form 10-K for the year ended December 31, 2015. For a description of our critical accounting policies and estimates as well as a listing of our significant accounting policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates” and “Note 2 - Basis of Presentation and Summary of Significant Accounting Policies” in our 2015 Form 10-K.

Results of Operations

The following table summarizes the results of operations for both the Successor and Predecessor periods:

	Successor	Predecessor
(in thousands)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net sales	$28,411	$32,796
Cost of sales (excluding amortization, shown separately below)	23,820	5,007
Gross profit	4,591	27,789
Research and development expenses	4,429	4,583
Selling, general, and administrative expenses	19,666	6,363
Amortization of intangibles	9,899	7,267
Change in fair value of contingent consideration	(3,100)	—
Operating income	(26,303)	9,576
Other (expense) income	55	—
Loss on foreign currency exchange	830	—
Interest expense, net	(15,008)	—
Loss (income) before income taxes	(40,426)	9,576
(Benefit) provision for income taxes	(15,289)	7,096
Net (loss) income	$(25,137)	$2,480

Comparison of Results of Operations for the three months ended March 31, 2016 (Successor) to the three months ended March 31, 2015 (Predecessor).

Net Sales

Net sales were $28.4 million for the three months ended March 31, 2016 as compared to $32.8 million for the three months ended March 31, 2015. The decrease was primarily attributable to unfavorable weather conditions in Brazil and Argentina, partially offset by greater penetration of the Company’s market leading SmartFreshTM product in Chile, Argentina and New Zealand. HarvistaTM pre-harvest technology had a successful launch in Argentina which also helped to mitigate the decline.

Cost of Sales

Cost of sales was $23.8 million for the three months ended March 31, 2016 as compared to $5.0 million for the three months ended March 31, 2015. The increase in the cost of sales was primarily driven by $18.5 million of amortization of the inventory step up adjustments, resulting from the purchase price allocation for the Business Combination discussed in Note 3 to the notes to condensed consolidated financial statements included elsewhere in this Report. Excluding the amortization of inventory step-up, the cost of sales increase was driven by the timing of seasonal expenses and a modest increase in the Company's fixed operating cost base to support growth initiatives.

Gross Profit

Gross profit was $4.6 million for the three months ended March 31, 2016 compared to $27.8 million for the three months ended March 31, 2015. The decrease in gross profit was primarily driven by the amortization of the step up in the value of inventory, the timing of sales due to later growing seasons in the southern hemisphere, and higher fixed costs.

Research and Development Expenses

Research and development expenses were $4.4 million for the three months ended March 31, 2016 as compared to $4.6 million for the three months ended March 31, 2015. Research and development expenses decreased due to discontinuation of certain projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $19.7 million for the three months ended March 31, 2016 compared to $6.4 million for the three months ended March 31, 2015. This increase was primarily driven by non-recurring costs to establish the Company as a separate public company of $5.3 million, incremental recurring expenses of $4.3 million, separation and other non-recurring one-time expenses of $3.0 million, and amortization of $0.8 million related to the $5.0 million upfront payment made to Dow pursuant to a Transition Services Agreement entered into on July 31, 2015 in connection with the Business Combination.

Change in fair value of contingent consideration

As discussed in Note 3 to the financial statements, pursuant to the Business Combination, the Company entered into various forms of contingent consideration, including the warrant consideration, the deferred payment, and the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings. For the three months ended March 31, 2016, the Company recognized a $3.1 million gain resulting from a reduction in the fair value of the deferred payment.  There were no mark-to-market gains or losses recorded for the tax amortization benefit contingency or the warrant consideration during the three months ended March 31, 2016.

Non-GAAP Measures

The following table sets forth the non-GAAP financial measure of Adjusted EBITDA .The Adjusted EBITDA measure is consistent with the definition of Consolidated EBITDA in the Company’s Credit Agreement. The Company believes this non-GAAP financial measure provides meaningful supplemental information as it is used by the Company’s management to evaluate the Company’s performance, enhance a reader’s understanding of the financial performance of the Company, is more indicative of future operating performance of the Company, and facilitates a better comparison among fiscal periods, as the non-GAAP measure excludes items that are not considered core to the Company’s operations.  These non-GAAP results are presented for supplemental informational purposes only and should not be considered a substitute for the financial information presented in accordance with GAAP.

The following is a reconciliation between the non-GAAP financial measure of Adjusted EBITDA to its most directly comparable GAAP financial measure, income (loss) before income taxes:

	Successor	Predecessor
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
GAAP Income (Loss) before income taxes	(40,426)	9,576
Amortization of inventory step-up(1)	18,505	—
Share-based compensation(2)	461	206
Share-based compensation related to severance (6)	610	—
Interest expense(3)	15,008	—
Depreciation and amortization (2)	10,059	7,522
Stand-alone costs(4)	117	—
Research and development cost synergies(5)	—	1,622
Severance related costs(6)	1,758	—
Other non-recurring costs(4)	6,115	—
(Gain) loss on currency translation	(830)	—
Mark-to-market adjustments, net(7)	(3,100)	—
Pro forma deferred revenue(8)	—	(500)
Franchise and state taxes	220	$—
Non-GAAP Adjusted EBITDA	$8,497	$18,426

(1)	The amortization of inventory step-up related to the acquisition of AgroFresh is charged to income based on the pace of inventory usage.

(2)
Expenses incurred during the period added back to EBITDA related to equity compensation, depreciation and amortization largely associated with the asset step-up and other non-recurring expenses incurred during the period.

(3)	Interest paid on the term loan, inclusive of accretion for debt discounts, debt issuance costs and contingent consideration.

(4)	Non-recurring professional fees associated with becoming a stand-alone public company.

(5)	R&D savings related to two projects (Invinsa and IDC).

(6)
Severance costs related to our former Chief Executive Officer, former President and other former personnel, including the net share-based compensation cost due to acceleration of vesting on restricted stock and forfeiture of stock options.

(7)	Non-cash fair value measurement adjustment related to the contingent earn-out liability.

(8)	Deferred revenue associated with a revenue agreement not included in the Business Combination.

Liquidity and Capital Resources
Cash Flow

	Successor	Predecessor
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net cash provided by (used in) operating activities	9,950	(19,828)
Net cash used in investing activities	(842)	(77)
Net cash (used in) provided by financing activities	(2,550)	19,905

Cash provided by operating activities was $10.0 million for the three months ended March 31, 2016, comprised of a net loss of $25.1 million plus $22.1 million of non-cash items added back to arrive at cash, plus cash generated by a decrease in net operating assets of $13.0 Non-cash items added back to net loss were comprised mainly of depreciation, amortization and accretion of the contingent consideration of $17.9 million, $18.5 million of amortization of the step-up in inventory recorded as a result of the Business Combination, stock-based compensation of $1.1 million, amortization of deferred financing fees of $0.5 million and other non-cash items of $1.0 offset by a deferred tax benefit of $13.8 million and a decrease in contingent consideration of $3.1 million. Cash used by operations was $19.8 million for the three months ended March 31, 2015. The decrease was comprised of net income of $2.5 million plus depreciation and amortization of $7.5 million, less a deferred tax benefit of $2.1 million less a use of cash due to an increase in net operating assets of $27.8 million.
Cash used in investing activities for the three month periods ended March 31, 2016 and March 31, 2015 was for the purchase of fixed assets and leasehold improvements. Cash used in financing activities for the three months ended March 31, 2016 was used for the repayment of debt and the purchase of treasury stock. Cash provided by financing activities for the three months ended March 31, 2015 was funding from the Predecessor's parent.
Liquidity

On July 31, 2015, we consummated the Business Combination, pursuant to which we issued 17,500,000 shares of common stock at a deemed value of $12.00 per share and paid cash consideration of $635.0 million at the closing. The cash consideration was funded through our initial public offering, the Term Loan (defined below) and the sale of our PIPE shares (defined below).

Term Loan

On July 31, 2015, certain of our subsidiaries entered into a Credit Agreement with Bank of Montreal, as administrative agent (the “Credit Facility”). The Credit Facility consists of a $425 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a $25 million revolving loan facility (the “Revolving Loan”). The Revolving Loan includes a $10 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of March 31, 2016, the Company has issued $2.1 million of letters of credit, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan has a scheduled maturity date of July 31, 2019. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75%, or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loans dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries and (b) AF Solutions Holdings LLC, including the common stock of AgroFresh Inc.

The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to Rohm and Haas in connection with the Business Combination. Amounts available under the Revolving Loan may also be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Facility.

As of the Closing Date the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in other assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The accretion in interest expense during the three months ended March 31, 2016 was approximately $0.6 million.

PIPE Shares

In connection with the closing of the Business Combination, we issued an aggregate of 4,878,000 shares of our common stock, for an aggregate purchase price of $50.0 million, in a private placement (“PIPE”).

Stock Repurchase Program

In November 2015, the Company’s board of directors approved a Stock Repurchase Program totaling $10 million of the Company’s publicly-traded shares of common stock. The Repurchase Program will remain in effect for a period of one year, until November 17, 2016, unless terminated earlier by the Company. During the three months ended March 31, 2016 the Company repurchased 249,047 shares of common stock at an average market price of $5.95.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than detailed below. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contingent Consideration

As part of the Business Combination, Dow is entitled to receive future contingent consideration and other payments from the Company in relation to (i) in 2018 a deferred payment from the Company of $50,000,000, subject to the Company’s achievement of a specified average adjusted EBITDA level over the two year period from January 1, 2016 to December 31, 2017; (ii) warrants to purchase the Company’s common stock pursuant to a Warrant Purchase Agreement; (iii) a Tax Receivables Agreement under which the Company will pay annually to Dow 85% of the amount of the tax savings, if any, in U.S. Federal, state and local income tax or franchise tax that the Company actually realizes as a result of the increase in tax basis of the AgroFresh Inc. assets resulting from a section 338(h)(10) election that the Company and Dow made in connection with the Business Combination; and (iv) the final working capital settlement. See Note 3 to the unaudited financial statements contained in this Report for further discussion of contingent consideration in connection with the Business Combination.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk for changes in interest rates relates primarily to our Term Loan and Revolving Loan. We have not used derivative financial instruments in our investment portfolio. The Term Loan and Revolving Loan bear interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. Holding debt levels constant, a 100 basis point increase in the effective interest rates would have increased the Company’s interest expense by $1.0 million for the three months ended March 31, 2016.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be quantified by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by our operations in in the first three months of 2016, revenues would have decreased by approximately $2.7 million and Adjusted EBITDA would have decreased by approximately $1.0 million for the three ended March 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our interim Co-Principal Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our interim Co-Principal Executive Officers and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our interim Co-Principal Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls
Despite the fact that our management was not required to make an assessment regarding internal control over financial reporting, in the course of preparing our financial statements as of and for the period ended December 31, 2015, we identified certain deficiencies in internal control over financial reporting that we believed to be a material weakness. In particular, we identified a material weakness in the design and operating effectiveness of our internal control over financial reporting that relates to the accurate and timely reporting of our operating expense accruals. This internal control failure related to ineffective design and operation of controls over our process of identifying and recording liabilities for vendor invoices received subsequent to year-end that related to our 2015 activities, which would have resulted in understated operating expenses and accrued liabilities, if left uncorrected.
A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
We commenced our remediation efforts related to the above material weakness in the first quarter of 2016. During the first quarter,

•	we hired additional permanent full-time finance and accounting personnel;

•	we continued building our stand-alone business and financial processes;

•	we developed formal policies and procedures related to expense cut-off validation; and

•	we conducted training and education of appropriate personnel outside the finance function regarding cost estimates and expense cut-off dates.

Our management, with the oversight of the Company’s Audit Committee, has devoted considerable effort to remediating the material weakness identified above. While we took considerable action to remediate the material weakness related to the accurate and timely reporting of our operating expense accruals existing as of December 31, 2015, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the first quarter to ensure that our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of 2016.
Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Ownership of our securities involves a high degree of risk. Holders of our securities should carefully consider, in addition to the historical financial statements and related notes and other information set forth in this Report, the risk factors discussed in Part I - Item 1A - Risk Factors included in our 2015 Form 10-K and the factors set forth below, all of which could materially affect our business or future results. Except as set forth below, there have been no material changes to the risk factors disclosed in our 2015 Form 10-K. If any of the risks or uncertainties described in any of such risk factors actually occur, our business, financial condition and operating results could be adversely affected in a material way. This could cause the trading prices of our securities to decline, perhaps significantly, and you may lose part or all of your investment.

We are currently conducting a search for a new chief executive officer. If we are unable to timely find a suitable permanent chief executive officer or integrate such person into our operations, our business may be harmed.

In March 2016, by mutual agreement, Thomas Macphee resigned as Chief Executive Officer and as a member of our Board of Directors. In addition, Stan Howell, our President, resigned from such position effective on April 30, 2016. Effective on March 10, 2016, our Board of Directors appointed Nance Dicciani, the Chair of the Board of Directors, and Stephen Trevor, a member of the Board of Directors, as co-members of a newly-created Office of the Chair, to assume the duties and responsibilities of chief executive officer and president on an interim basis until a permanent chief executive officer is hired. We are currently conducting a search for a new chief executive officer , but there can be no assurance that a permanent replacement will be found on a timely basis, or at all. In such a case, our inability to find a suitable permanent replacement may have a detrimental impact on our Company and impede the progress of our business and growth objectives.

Additionally, any changes in our business strategy that may result from hiring a new chief executive officer may have a disruptive impact on our ability to implement our business strategy and could have a material adverse effect on our business. Any changes in business strategies can create uncertainty, may negatively impact our ability to execute our business strategy quickly and effectively and may ultimately be unsuccessful. In addition, management transition periods can be difficult as the new management gains detailed knowledge of our operations, and friction or further management changes or disruptions could result from changes in strategy and management style. Until we integrate a new chief executive officer, we may be unable to successfully manage our business and growth objectives, and our business could suffer as a result.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table shows information regarding our repurchases of shares of our common stock during January 2016 (the only month during the quarter ended March 31, 2016 in which repurchases occurred).

Period	Total Number of Shares of Stock Purchased(1)	Average Price Paid per Share		Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares of Stock That May Yet be Purchased Under the Plans or Programs
January 6 to January 13	249,047	$5.95	(2)	661,381	$6,115,356

(1)	All shares of stock were repurchased under an authorization covering up to $10 million approved by our Board of Directors and publicly announced on November 18, 2016.

(2)	Exclusive of commissions paid on account of such purchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2015.(1)
3.2	Series A Certificate of Designation.(1)
3.3	Amended and Restated Bylaws.(2)
3.4	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of September 3, 2015.(3)
4.1	Specimen Common Stock Certificate.(1)
4.2	Specimen Warrant Certificate.(1)
10.1	Separation Agreement and Release between the Company and Thomas Macphee.(3)
10.2	Separation Agreement and Release between the Company and Stan Howell.(3)
31.1	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.*
32.1	Certification of Co-Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on August 6, 2015.

(2)	Incorporated by reference to Annex A to the Company’s definitive proxy statement (File No. 001-36197) filed with the Securities and Exchange Commission on July 16, 2015.

(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on March 16, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AgroFresh Solutions, Inc.

Date: May 10, 2016

By: /s/ Nance K. Dicciani
Name: Nance K. Dicciani
Title: Chair of the Board and Interim Co-Principal Executive Officer

By: /s/ Stephen S. Trevor
Name: Stephen S. Trevor
Title: Director and Interim Co-Principal Executive Officer

By: /s/ Margaret M. Loebl
Name: Margaret M. Loebl
Title: Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2015.(1)
3.2	Series A Certificate of Designation.(1)
3.3	Amended and Restated Bylaws.(2)
3.4	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of September 3, 2015.(3)
4.1	Specimen Common Stock Certificate.(1)
4.2	Specimen Warrant Certificate.(1)
10.1	Separation Agreement and Release between the Company and Thomas Macphee.(3)
10.2	Separation Agreement and Release between the Company and Stan Howell.(3)
31.1	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.*
32.1	Certification of Co-Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on August 6, 2015.

(2)	Incorporated by reference to Annex A to the Company’s definitive proxy statement (File No. 001-36197) filed with the Securities and Exchange Commission on July 16, 2015.

(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on March 16, 2016.