Form 10-Q
period 2016-06-30
AgroFresh Solutions, Inc.
filed 2016-08-09
CIK 1592016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-36316
AgroFresh Solutions, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-4007249
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)
One Washington Square
510-530 Walnut Street, Suite 1350
Philadelphia, PA 19106
(Address of principal executive offices)
(215) 317-9139
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
The number of shares of common stock outstanding as of August 5, 2016 was 49,971,436.

PART I - FINANCIAL INFORMATION
AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	Successor
	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$60,313	$57,765
Accounts receivable, net of allowance for doubtful accounts of $1,030 and $190, respectively	37,737	66,418
Inventories	17,930	44,176
Other current assets	19,123	12,297
Total current assets	135,103	180,656
Property and equipment, net	8,778	4,606
Goodwill	62,373	56,006
Intangible assets, net	805,251	825,056
Deferred income tax assets — noncurrent	50,914	12,278
Other assets	3,173	4,072
TOTAL ASSETS	$1,065,592	$1,082,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,248	$13,924
Current portion of long-term debt	4,250	4,250
Income taxes payable	2,857	1,801
Accrued expenses and other current liabilities	61,299	47,595
Total current liabilities	82,654	67,570
Long-term debt	405,123	406,286
Other noncurrent liabilities	177,706	164,630
Deferred income tax liabilities — noncurrent	1,575	285
Total liabilities	667,058	638,771

Commitments and contingencies (see Note 17)
Stockholders’ equity:
Common stock, par value $0.0001; 400,000,000 shares authorized, 50,632,817 and 49,940,548 shares issued and 49,971,436 and 49,528,214 shares outstanding at June 30, 2016 and December 31, 2015, respectively	5	5
Preferred stock; par value $0.0001, 1 share authorized and outstanding	—	—
Treasury stock; par value $0.0001, 661,381 and 412,334 at shares at June 30, 2016 and December 31, 2015	(3,885)	(2,397)
Additional paid-in capital	474,181	472,494
Accumulated deficit	(70,941)	(20,640)
Accumulated other comprehensive loss	(826)	(5,559)
Total stockholders' equity	398,534	443,903
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,065,592	$1,082,674
 See accompanying notes to condensed consolidated and combined financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF LOSS
(Unaudited)
(In thousands, except share and per share data)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$18,385	$17,729	$46,796	$50,525
Cost of sales (excluding amortization, shown separately below)	15,833	5,110	39,653	10,117
Gross profit	2,552	12,619	7,143	40,408
Research and development expenses	3,808	5,932	8,237	10,515
Selling, general, and administrative expenses	14,546	8,500	34,212	14,862
Amortization of intangibles	9,899	7,218	19,798	14,485
Change in fair value of contingent consideration	(300)	—	(3,400)	—
Operating (loss) income	(25,401)	(9,031)	(51,704)	546
Other income	(1)	7	54	6
Loss on foreign currency exchange	(1,072)	—	(242)	—
Interest expense, net	(14,316)	—	(29,324)	—
(Loss) income before income taxes	(40,790)	(9,024)	(81,216)	552
(Benefit) provision for income taxes	(15,626)	4,985	(30,915)	12,081
Net loss	$(25,164)	$(14,009)	$(50,301)	$(11,529)
Net loss per common share:
Basic	$(0.51)	—	$(1.02)	—
Diluted	$(0.51)	—	$(1.02)	—
Weighted average shares outstanding
Basic	49,279,167	—	49,294,817	—
Diluted	49,279,167	—	49,294,817	—

See accompanying notes to condensed consolidated and combined financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(25,164)	$(14,009)	$(50,301)	$(11,529)
Other comprehensive income (loss):
Foreign currency translation adjustments	5,277	(119)	4,733	(1,453)
Comprehensive loss, net of tax	$(19,887)	$(14,128)	$(45,568)	$(12,982)

See accompanying notes to condensed consolidated and combined financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share and per share data)

	The AgroFresh Business (Predecessor)
	Preferred Stock		Common Stock		Net Parent Investment	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2014, Predecessor	—	—	—	—	$232,293	—	$2,058	$234,351
Comprehensive income	—	—	—	—	—	—	(1,453)	(1,453)
Net transfers from parent	—	—	—	—	13,811	—	—	13,811
Balance at June, 2015, Predecessor	—	—	—	—	$234,575	—	$605	$235,180

	AgroFresh Solutions, Inc. (Successor)
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2015, Successor	1	—	49,940,548	$5	(412,334)	$(2,397)	$472,494	$(20,640)	$(5,559)	$443,903
Stock-based compensation	—	—	—	—	—	—	1,687	—	—	1,687
Issuance of restricted stock	—	—	692,269	—	—	—	—	—	—	—
Repurchase of stock for treasury	—	—	—	—	(249,047)	(1,488)	—	—	—	(1,488)
Comprehensive loss	—	—	—	—	—	—	—	(50,301)	4,733	(45,568)
Balance at June 30, 2016, Successor	1	—	50,632,817	$5	(661,381)	$(3,885)	$474,181	$(70,941)	$(826)	$398,534

See accompanying notes to condensed consolidated and combined financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Successor	Predecessor
	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(50,301)	$(11,529)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,189	14,913
Accretion of contingent consideration	15,838	—
Decrease in contingent consideration	(3,400)	—
Stock based compensation	1,687	—
Amortization of inventory fair value adjustment	30,377	—
Amortization of deferred financing costs	1,121	—
Deferred income taxes	(33,798)	(3,833)
Loss on sales of property	1	(12)
Other	299	—
Changes in operating assets and liabilities:
Accounts receivable	29,617	30,743
Inventories	(3,764)	(5,389)
Prepaid expenses and other current assets	(6,834)	—
Accounts payable	1,181	290
Accrued expenses and other liabilities	3,482	—
Income taxes payable	1,008	(35,223)
Other assets and liabilities	1,244	(3,522)
Net cash provided by (used in) operating activities	7,947	(13,562)
Cash flows from investing activities:
Cash paid for property and equipment	(3,194)	(312)
Proceeds from sale of property	8	63
Net cash used in investing activities	(3,186)	(249)
Cash flows from financing activities:
Repayment of term loan	(2,125)	—
Repurchase of stock for treasury	(1,488)	—
Cash transfers to/from parent, net	—	13,811
Net cash (used in) provided by financing activities	(3,613)	13,811
Effect of exchange rate changes on cash and cash equivalents	1,400	—
Net increase in cash and cash equivalents	2,548	—
Cash and cash equivalents, beginning of period	57,765	—
Cash and cash equivalents, end of period	$60,313	$—
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$12,227	$—
Income taxes	2,213	—
Accrued purchases of property and equipment	796	—
See accompanying notes to condensed consolidated and combined financial statements.

AgroFresh Solutions, Inc.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	Description of Business

AgroFresh Solutions, Inc. (the “Company”) is a global agricultural innovator in proprietary advanced technologies that enhance the freshness, quality and value of fresh produce. The Company currently offers SmartFreshTM applications at customer sites through a direct service model utilizing third-party contractors and provides advisory services relying on its extensive knowledge on the use of its products over thousands of monitored applications. The Company operates in over 40 countries and currently derives the majority of its revenue working with customers to protect the value of apples, pears, and other produce during storage. Line extensions and new services, including Harvista, Ripelock and LandSpring, have been introduced to seek to strengthen the Company’s global position in post-harvest storage and capitalize on adjacent growth opportunities in pre-harvest markets.

The end markets that the Company serves are seasonal and are generally aligned with the seasonal growing patterns of the Company’s customers. For those customers growing, harvesting or storing apples, the Company’s primary target market, the peak season in the southern hemisphere is the first and second quarters of each year, while the peak season in the northern hemisphere is the third and fourth quarters of each year. Within each half-year period (i.e., January through June for the southern hemisphere, and July through December for the northern hemisphere) the apple growing season has historically occurred during both quarters. A variety of factors, including weather, may affect the timing of the growing, harvesting and storing patterns of the Company’s customers and therefore shift the consumption of the Company’s services and products between the first and second quarters primarily in the southern hemisphere or between the third and fourth quarters primarily in the northern hemisphere.

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

In March 2016, the FASB issued ASU 2016-08 "Principal Versus Agent Considerations (Reporting Revenue Gross versus Net)" which amends the principal-versus-agent implementation guidance. This update clarifies factors in determining whether an entity is a principal or an agent. The Company is currently evaluating the effects of this update.

In April 2016, the FASB issued ASU 2016-10 "Revenue from Contracts with Customers Topic 606: Identifying Performance Obligations and Licensing." This update clarifies the implementation guidance on identifying a performance obligation and licensing and is effective on the same date as ASU 2014-09. The Company is currently evaluating the effects of this update.

Reclassification

The Company reclassified approximately $5.1 million of value added tax and other tax related receivables from Accounts receivable to Other current assets at December 31, 2015 to be consistent with the presentation at June 30, 2016.

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

In addition to the Stock Consideration and the Cash Consideration, Dow is entitled to receive the following consideration:

•	A deferred payment from the Company of $50 million, subject to the Company’s achievement of a specified average Business EBITDA, as defined in the Purchase Agreement, over the two year period from
January 1, 2016 to December 31, 2017;

•	6 million of the Company's warrants;

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

The following summarizes the purchase consideration paid to Dow:

(in thousands)	Purchase Consideration Paid
Cash consideration	$635,000
Stock consideration (1)	210,000
Warrant consideration (2)	19,020
Deferred payment (3)	15,172
VAT and transfer tax reimbursable to Dow (4)	9,263
Tax amortization benefit contingency (5)	156,180
Working capital payment to Dow (6)	15,057
Total purchase price	$1,059,692

(1)	The Company issued 17,500,000 shares of common stock valued at $12.00 per share as of July 31, 2015.

(2)
In connection with the Business Combination, the Company entered into a Warrant Purchase Agreement whereby it agreed to issue to Dow a certain number of warrants. The Company calculated the fair value of the 6,000,000 warrants expected to be issued to Dow at $3.17 per warrant as of July 31, 2015.

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

(6)
Pursuant to the terms of the Purchase Agreement, the amount of the Cash Consideration paid as part of the purchase price was subject to adjustment following the Closing based upon the working capital of the AgroFresh Business as of the Closing Date being greater or less than a target level of working capital determined in accordance with the Purchase Agreement.

The Company recorded the allocation of the purchase price to the AgroFresh Business’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the Closing Date. The purchase price allocation (in thousands) is as follows:

(in thousands)	Purchase Price Allocation
Cash and cash equivalents	$9,459
Accounts receivable and other receivables	30,884
Inventories	120,426
Prepaid expenses and other current assets	976
Total current assets	161,745
Property and equipment	4,793
Identifiable intangible assets	841,545
Noncurrent deferred tax asset	11,125
Other assets	862
Total identifiable assets acquired	1,020,070
Accounts payable	(364)
Accrued and other current liabilities	(9,425)
Pension and deferred compensation	(638)
Other long-term liabilities	(1,823)
Current deferred tax liability	—
Deferred tax liability	(10,501)
Other liabilities	—
Net identifiable assets acquired	997,319
Goodwill	62,373
Total purchase price	$1,059,692
The values (in thousands) allocated to identifiable intangible assets and their estimated useful lives are as follows:

(in thousands, except useful life data)	Fair Value	Useful life
Software	$45	4 years
Developed technology	757,000	12 to 22 years
Customer relationships	8,000	24 years
In-process research and development	39,000	Indefinite Life
Service provider network	2,000	Indefinite Life
Trade name	35,500	Indefinite Life
Total intangible assets	$841,545
Weighted average life of finite-lived intangible assets		19.7
The goodwill of $62.4 million arising from the Business Combination is primarily attributable to the market position of the AgroFresh Business. This goodwill is not expected to be deductible for income tax purposes.

If the Company and the AgroFresh Business had combined at January 1, 2015, net sales for the three and six month period ended June 30, 2015 would have been approximately $17.2 million and $49.5 million respectively, and net loss for the three and six month period ended June 30, 2015 would have been approximately $25.9 million and $35.9 million, respectively, on a pro forma basis. For the three and six month period ended June 30, 2015, the pro forma results include, on an after-tax basis, incremental interest expense of approximately $8.3 million and $17.0 million, respectively (including accretion of contingent consideration), incremental amortization of intangibles of approximately $1.6 million and $3.3 million, respectively, and incremental G&A expense of approximately $1.6 million and $3.2 million, respectively. The pro forma results do not include the impact of the amortization of the inventory step-up.

4.	Related Party Transactions

The Company is a party to ongoing agreements with Dow, a related party, including, but not limited to, operating-related agreements for certain transition services, seconded employees and occupancy. The Company paid Dow an aggregate of $0.8 million and $3.6 million for such services for the three and six months ending June 30, 2016, respectively. These amounts were made up of ongoing costs of the Transition Service Agreement of $0.6 million and $2.9 million, rent of $0.1 million and $0.5 million, and other expenses of $0.1 million and $0.2 million for the three and six months ending June 30, 2016, respectively. As of June 30, 2016, the Company has an outstanding payable to Dow of $1.8 million, made up of $1.1 million related to the ongoing costs of the Transition Services Agreements, $0.6 million for seconded employees and rent of $0.1 million. See Note 3 regarding the contingent consideration owed to Dow as part of the Business Combination.

5.	Inventories

Inventories at June 30, 2016 and December 31, 2015 consisted of the following:

(in thousands)	June 30, 2016	December 31, 2015
Raw material	$1,044	$819
Work-in-process	8,273	8,142
Finished goods (1)	8,145	33,784
Supplies	468	1,431
Total inventories	$17,930	$44,176

(1)	The amount shown above includes the unamortized fair value adjustment of $0.0 million and $30.4 million at June 30, 2016 and December 31, 2015, respectively.

6.	Property and Equipment

Property and equipment at June 30, 2016 and December 31, 2015 consisted of the following:

(in thousands, except for useful life data)	Useful life (years)	June 30, 2016	December 31, 2015
Land, buildings & improvements	7-20	$1,769	$517
Machinery & equipment	1-12	4,427	3,664
Furniture	1-12	553	145
Construction in progress		2,665	539
		9,414	4,865
Less: accumulated depreciation		(636)	(259)
		$8,778	$4,606

Depreciation expense for the three and six months ended June 30, 2016 (Successor) was $0.2 million and $0.4 million, respectively. Depreciation expense for the three and six months ended June 30, 2015 (Predecessor) was $0.2 million and $0.4 million, respectively. Depreciation expense is recorded in cost of sales, selling, general and administrative expense and research and development expense in the consolidated statements of loss.

7.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2016 are as follows:

(in thousands)	Goodwill
Balance as of December 31, 2015	$56,006
Measurement-period adjustments	6,367
Balance as of June 30, 2016	$62,373

The Company’s other intangible assets at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016			December 31, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets:
Developed technology	$757,000	$(35,991)	$721,009	$757,000	$(16,360)	$740,640
In-process research and development	39,000	—	39,000	39,000	—	39,000
Trade name	35,500	—	35,500	35,500	—	35,500
Service provider network	2,000	—	2,000	2,000	—	2,000
Customer relationships	8,000	(306)	7,694	8,000	(139)	7,861
Software	60	(12)	48	60	(5)	55
Total intangible assets	$841,560	$(36,309)	$805,251	$841,560	$(16,504)	$825,056

At June 30, 2016, the weighted-average amortization period for the finite-lived intangible assets was 18.8 years. At June 30, 2016, the weighted-average amortization period for developed technology, customer relationships and software was 18.7, 23.1 and 4.1 years, respectively.

Estimated annual amortization expense for finite-lived intangible assets subsequent to June 30, 2016 is as follows:

(in thousands)	Amount
2016 (remaining)	$19,806
2017	39,611
2018	39,611
2019	39,606
2020	39,599
Thereafter	550,518
$728,751

8.	Accrued and Other Current Liabilities

The Company’s accrued and other current liabilities at June 30, 2016 and December 31, 2015 consisted of the following:

(in thousands)	June 30, 2016	December 31, 2015
Warrant consideration	$5,700	$6,000
Tax amortization benefit contingency	11,797	12,332
Working capital settlement	15,057	15,057
Additional consideration due seller	9,263	—
Accrued compensation and benefits	5,338	4,815
Accrued rebates payable	5,332	6,225
Insurance premium financing payable	—	865
Severance	1,494	—
Other	7,318	2,301
	$61,299	$47,595

9.	Debt
The Company’s debt at June 30, 2016 and December 31, 2015 consisted of the following:

(in thousands)	June 30, 2016	December 31, 2015
Total Term Loan outstanding	$409,373	$410,536
Less: Amounts due within one year	4,250	4,250
Total long-term debt due after one year	$405,123	$406,286
At June 30, 2016, the Company assessed the amount recorded under the Term Loan (defined below) and the Revolving Loan (defined below) and determined that such amounts approximated fair value. The fair values of the debt are based on quoted inactive market prices and are therefore classified as Level 2 within the fair value hierarchy.
The Term Loan is presented net of deferred issuance costs, which are amortized using the effective interest method over the term of the Term Loan. Gross deferred issuance costs at the inception of the Term Loan were $12.9 million and as of June 30, 2016 there were $11.3 million of unamortized deferred issuance costs.
Scheduled principal repayments under the Term Loan subsequent to June 30, 2016 are as follows:

(in thousands)	Amount
2016 (remaining)	$2,125
2017	4,250
2018	4,250
2019	4,250
2020	4,250
Thereafter	401,625
$420,750
Credit Facility (Successor)
On July 31, 2015, in connection with the consummation of the Business Combination, AgroFresh Inc. as the borrower and its parent, AF Solutions Holdings LLC (“AF Solutions Holdings”), a wholly-owned subsidiary of the Company, as the guarantor, entered into a Credit Agreement with Bank of Montreal, as administrative agent (the “Credit Facility”). The Credit Facility consists of a $425 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a $25 million revolving loan facility (the “Revolving Loan”). The Revolving Loan includes a $10 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of June 30, 2016, the Company has issued $0.6 million of letters of credit, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan has a scheduled maturity date of July 31, 2019. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75% or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries and (b) AF Solutions Holdings, including the common stock of AgroFresh Inc.
The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to Rohm and Haas in connection with the Business Combination. Amounts available under the Revolving Loan may also be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Facility.
As of the Closing Date, the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The accretion in interest expense during the three and six months ended June 30, 2016 was approximately $0.5 million and $1.0 million, respectively.

10.	Noncurrent Liabilities

The Company’s other noncurrent liabilities at June 30, 2016 and December 31, 2015 consisted of the following:

(in thousands)	June 30, 2016	December 31, 2015
Tax amortization benefit contingency	$148,300	$137,288
Deferred payment	24,712	22,700
Other	4,694	4,642
	$177,706	$164,630

11.	Severance

In the first quarter of 2016, by mutual agreement, Thomas Macphee resigned as Chief Executive Officer and as a member of the Company's Board of Directors. In addition, Stan Howell resigned as the Company’s President,which was effective on April 30, 2016. According to the terms of their respective separation agreements, the Company expensed $0.0 million and $1.4 million in the three and six months ended June 30, 2016, respectively. These amounts were recorded in selling, general and administrative expense in the condensed consolidated and combined statement of loss. The Company expects to pay these amounts out over the next year.

12.	Stockholders’ Equity

The authorized common stock of the Company consists of 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of June 30, 2016, there were 50,632,817 shares of common stock issued. As of June 30, 2016, there were warrants to purchase 15,983,072 shares of the Company’s common stock outstanding at a strike price of $11.50. Of the 15,983,072 warrants, 9,823,072 (net of 1,201,928 warrants repurchased during 2015) were issued as part of the units sold in the Company's initial public offering in February 2014 and 6,160,000 warrants were sold in a private placement at the time of such public offering.

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

During the three months ended June 30, 2016 and 2015, the Company recognized $0.7 million and $0.1 million, respectively, in stock-based compensation expense which was allocated to cost of goods sold, selling, general and administrative expenses, and research and development expenses. During the six months ended June 30, 2016 and 2015, the Company recognized $1.9 million and $0.3 million, respectively, in stock-based compensation expense which was allocated to cost of goods sold, selling, general and administrative expenses, and research and development expenses. At June 30, 2016, there was $3.9 million of unrecognized compensation cost relating to outstanding unvested equity instruments expected to be recognized over the weighted average period of 2.2 years.

Pursuant to the separations of the Company's former Chief Executive Officer and President as described in Note 11, the Company has recorded a net charge of $0.6 million for the modification and vesting of restricted stock awards less compensation previously recognized on forfeited options.

14.	Earnings Per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. In computing dilutive loss per share, basic loss per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock and warrants.

The following represents amounts that could potentially dilute basic earnings per share in the future as of the three and six months ended June 30, 2016:

Stock-based compensation awards(1):
Stock options	584,375
Restricted stock	606,253
Restricted stock to directors	86,016
Warrants:
Private placement warrants	6,160,000
Public warrants	9,823,072

(1)	Stock Appreciation Rights and Phantom Options are payable in cash and will have no impact on number of shares outstanding

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

The effective tax rate for the three and six months ended June 30, 2016 was 38.3% and 38.1% (Successor), respectively, compared to the effective tax rate for the three and six months ended June 30, 2015 of 55.2% and 21.9% (Predecessor), respectively.

The effective tax rate for the three and six months ended June 30, 2016 (Successor) differs from the US statutory tax rate of 35% due to state income taxes and certain non-deductible expenses.
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

Purchase Commitments

The Company has various purchasing contracts for contract manufacturing and research and development services which are based on the requirements of the business. Generally, the contracts are at prices not in excess of current market prices and do not commit the business to obligations outside the normal customary terms for similar contracts.

18.	Fair Value Measurements

Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2016:

	Fair Value Measurements, Using
(in thousands)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total carrying value as of June 30, 2016
Warrant consideration(1)	—	5,700	—	5,700
Tax amortization benefit contingency(2)	—	—	160,097	160,097
Deferred acquisition payment(3)	—	—	24,712	24,712
Total	$—	$5,700	$184,809	$190,509

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2015:

	Fair Value Measurements, Using
(in thousands)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total carrying value as of December 31, 2015
Warrant consideration(1)	—	6,000	—	6,000
Tax amortization benefit contingency(2)	—	—	149,620	149,620
Deferred acquisition payment(3)	—	—	22,700	22,700
Total	$—	$6,000	$172,320	$178,320

(1)
These liabilities relate to warrants to purchase the Company's common stock and future obligations to deliver additional such warrants in relation to the Business Combination. The inputs used in the fair value measurement were directly observable quoted prices for identical assets in an inactive market.

(2)
The fair value of the tax amortization benefit contingency is measured using an income approach based on the Company's best estimate of the undiscounted cash payments to be made, tax effected at 37% and discounted to present value utilizing an appropriate market discount rate. The valuation technique used did not change during the six months ended June 30, 2016.

(3)
The fair value of the deferred acquisition payment is measured using a Black-Scholes option pricing model and based on the Company's best estimate of the Company's average Business EBITDA, as defined in the Purchase Agreement, over the two year period from January 1, 2016 to December 31, 2017. The valuation technique used did not change during the six months ended June 30, 2016.

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the periods presented in the Company's Level 3 financial instruments that are measured at fair value on a recurring basis. These instruments relate to contingent consideration payable to Dow in connection with the Business Combination.

(in thousands)	Tax amortization benefit contingency	Deferred acquisition payment	Total
Balance, December 31, 2015	$149,620	$22,700	$172,320
Measurement period adjustment	2,223	(2,000)	223
Accretion(1)	8,254	7,112	15,366
Mark to market adjustment	—	(3,100)	(3,100)
Balance June 30, 2016	$160,097	$24,712	$184,809

(1)    Accretion expense for the three months ended June 30, 2016 was $4.0 million for the tax benefit contingency and $3.6 million for the deferred acquisition payment.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), the terms “Predecessor” and the “AgroFresh Business” refer to the business conducted by The Dow Chemical Company (“Dow”) through a combination of wholly-owned subsidiaries and operations of Dow, including through AgroFresh Inc. in the United States, prior to the closing of the Company’s acquisition of such business from Dow on July 31, 2015 (the “Business Combination”), the term “Successor” refers to AgroFresh Solutions, Inc. (which was named Boulevard Acquisition Corp. prior to the closing of the Business Combination), and the terms “Company”, “AgroFresh”, “we”, “us” and “our” refer to the combined Predecessor and Successor companies, unless the context otherwise requires or it is otherwise indicated. The application of acquisition accounting for the Business Combination significantly affected certain assets, liabilities, and expenses. As a result, financial information for the three and six months ended June 30, 2016 may not be comparable to the Predecessor financial information for the three and six months ended June 30, 2015. Refer to Note 3 to the condensed consolidated and combined financial statements contained in this Report 10-Q for additional information on the acquisition accounting for the Business Combination.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated and combined financial statements and the notes thereto contained elsewhere in this Report.

This MD&A contains a certain financial measure, in particular Adjusted EBITDA, which is not presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). This non-GAAP financial measure is being presented because management believes that it provides readers with additional insight into the Company’s operational performance relative to earlier periods and relative to its competitors. Adjusted EBITDA is a key measure used by the Company to evaluate its performance, and is calculated by the Company in a manner consistent with the definition of Consolidated EBITDA in the Company’s Credit Agreement. The Company does not intend for this non-GAAP financial measure to be a substitute for any GAAP financial information. Readers of this MD&A should use this non-GAAP financial measure only in conjunction with the comparable GAAP financial measure. A reconciliation of Adjusted EBITDA to the most comparable GAAP measure is provided in this MD&A.

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this MD&A regarding the Company's financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results and/or the timing of events could differ materially from those contemplated by these forward -looking statements due to a number of factors, including those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K") as well as the update to those Risk Factors disclosed in Part II, Item 1A of this Report. All subsequent written or oral forward looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by this paragraph.

Business Overview

AgroFresh is a global agricultural innovator in proprietary technologies that preserve the quality and value of fresh produce such as apples, pears, kiwifruit, avocados, and flowers from orchard and field to the produce section of the supermarkets and ultimately into the homes of consumers across the globe. The Company currently offers SmartFreshTM and HarvistaTM applications at customer sites through a direct service model utilizing third-party contractors. As part of the AgroFreshTM Whole Product offering, the Company also provides advisory services employing its extensive knowledge on the use of 1-Methylcyclopropene ("1-MCP") collected through thousands of monitored applications. The Company operates in over 40 countries and derives over 90% of its revenue working with customers to protect the value of apples, pears, and other produce during storage.

Freshness is the most important driver of consumer satisfaction when it comes to produce and, at the same time, food waste is a major issue in the industry. About one third of the total food produced worldwide is lost or wasted each year. Nearly 45 percent of all fresh fruits and vegetables, 40 percent of apples, and 20 percent of bananas are lost to spoilage. AgroFresh plays a key role in the value chain by offering products and services that maintain produce freshness and reduce waste.

AgroFresh’s current principal product, SmartFresh, regulates the post-harvest ripening effects of ethylene, the naturally occurring plant hormone that triggers ripening in certain fruits and vegetables. SmartFresh is naturally biodegradable, leaves no detectable residue, and has been approved for use by many domestic and global regulatory organizations. Harvista extends the company’s proprietary technology into pre-harvest management of pome fruit such as apples and pears. AdvanStoreTM is an atmospheric monitoring system under development that leverages the company’s extensive understanding of fruit physiology, fruit respiration, current controlled atmosphere technology, and new proprietary diagnostic tools. RipeLockTM combines the technology behind SmartFresh with modified atmosphere packaging designed specifically to preserve quality during transportation and to extend the yellow shelf life of bananas. LandSpring™ is an innovative new 1-MCP technology targeted to transplanted vegetable seedlings. It is currently registered for use on tomato and pepper crops. It reduces transplant shock, resulting in less seedling mortality and faster crop establishment, which leads to a healthier crop and improved yields. Agrofresh also has an exclusive global agreement with BotanoCap, pursuant to which Agrofresh will distribute BotanoCap's powerful, proprietary technology platform for the slow release of volatile, essential oils. BotanoCap's products provide customers with natural solutions to improve storage stability and extend the post-harvest lifespan, effectively suppressing the spread of fungal pathogens and the resulting damages to fruits, vegetables and flowers. The Company plans to begin distribution of BotanoCap's products in 2017.

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

AgroFresh is a former blank check company that completed its initial public offering on February 19, 2014. Upon the closing of the Business Combination with Dow on July 31, 2015, the company changed its name to AgroFresh Solutions, Inc. The company paid Dow cash consideration of $635 million and issued Dow 17.5 million shares of common stock at a deemed value of $12 per share. The transaction included a liability to Dow to deliver a variable number of warrants between the closing and April 2016. The cash consideration was funded through our initial public offering, a term loan, and a private placement of 4.878 million shares of common stock that yielded $50 million of proceeds. The transaction also has an earn-out feature whereby Dow is entitled to receive a deferred payment of $50 million in March 2018 if AgroFresh achieves a specified average adjusted EBITDA level over 2016 and 2017. In addition, pursuant to a tax receivables agreement entered into in connection with the Business Combination, Dow is entitled to receive 85% of the tax savings, if any, that the Company realizes as a result of the increase in the tax basis of assets acquired pursuant to the Business Combination.

In connection with the closing of the Business Combination, AgroFresh entered into a transition services agreement with Dow. Under the agreement, Dow provides AgroFresh a suite of services for a period of time ranging from six months to five years depending on the service. The agreement also provides for a $5 million execution fee that was paid to Dow at the closing of the Business Combination.

Factors Affecting the Company’s Results of Operations

The Company’s results of operations are affected by a number of external factors. Some of the more important factors are briefly discussed below.

Demand for the Company’s Offerings

The Company services customers in over 40 countries and derives its revenue by assisting growers and packers to optimize the value of their crops primarily through the post-harvest period. Its products and services add value to customers by reducing food spoilage and extending the life of perishable fruits. The U.S. Food and Agriculture Organization has estimated that a growing global population will require a near doubling of food production in developing countries by 2050 to meet expected demand.

This global trend, among others, creates demand for the Company’s solutions. The Company’s offerings are currently protected by patents on, among other things, the encapsulation of the active ingredient, 1-MCP.

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

Whole Product Offering

The AgroFresh Whole Product offering is a direct service model for the Company’s commercially available products, including SmartFresh and Harvista. Sales and sales support personnel maintain direct face-to-face relationships with customers year round. Technical sales and support personnel work directly with customers to provide value-added advisory services regarding the application of SmartFresh. The actual application of SmartFresh is performed by service providers that are typically third-party contractors. The Harvista application service, through both aerial and ground application, is also administered by third-party service providers.

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

Seasonality

The Company’s operations are subject to seasonal variation due to the timing of the growing seasons around the world. Northern hemisphere growers harvest from August through November, and southern hemisphere growers harvest from late January to early May. Since the majority of the Company’s sales are in northern hemisphere countries, a proportionately greater share of its revenue is realized during the second half of the year. There are also variations in the seasonal demands from year to year depending on weather patterns and crop size. This seasonality and variations of this seasonality could impact the ability to compare results between periods.

Foreign Currency Exchange Rates

With a global customer base and geographic footprint, the Company generates revenue and incurs costs in a number of different currencies, with the Euro comprising the most significant non-U.S. currencies. Fluctuations in the value of these currencies relative to the U.S. dollar can increase or decrease the Company’s overall revenue and profitability as stated in U.S. dollars, which is the Company’s reporting currency. In certain instances, if sales in a given geography have been adversely impacted on a long-term basis due to foreign currency depreciation, the Company has been able to adjust its pricing so as to mitigate the impact on profitability.

Domestic and Foreign Operations

The Company has both domestic and foreign operations. Fluctuations in foreign exchange rates, regional growth-related spending in research and development (“R&D”) and marketing expenses, and changes in local selling prices, among other factors, may impact the profitability of foreign operations in the future.

Critical Accounting Policies and Use of Estimates

Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations and that require the use of complex and subjective estimates based upon management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ materially from these estimates. The policies applied in preparing our unaudited condensed consolidated and combined financial statements included elsewhere in this Quarterly Report on Form 10-Q are those that management believes are the most dependent on estimates and assumptions. There have been no material changes to our critical accounting policies and estimates previously disclosed in our 2015 Form 10-K for the year ended December 31, 2015. For a description of our critical accounting policies and estimates as well as a listing of our significant accounting policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates” and “Note 2 - Basis of Presentation and Summary of Significant Accounting Policies” in our 2015 Form 10-K.

Results of Operations

The following table summarizes the results of operations for both the Successor and Predecessor periods:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2016	2015	2016	2015
Net sales	$18,385	$17,729	46,796	50,525
Cost of sales (excluding amortization, shown separately below)	15,833	5,110	39,653	10,117
Gross profit	2,552	12,619	7,143	40,408
Research and development expenses	3,808	5,932	8,237	10,515
Selling, general, and administrative expenses	14,546	8,500	34,212	14,862
Amortization of intangibles	9,899	7,218	19,798	14,485
Change in fair value of contingent consideration	(300)	—	(3,400)	—
Operating (loss) income	(25,401)	(9,031)	(51,704)	546
Other income	(1)	7	54	6
Loss on foreign currency exchange	(1,072)	—	(242)	—
Interest expense, net	(14,316)	—	(29,324)	—
(Loss) income before income taxes	(40,790)	(9,024)	(81,216)	552
(Benefit) provision for income taxes	(15,626)	4,985	(30,915)	12,081
Net loss	$(25,164)	$(14,009)	(50,301)	(11,529)
Net loss per common share:
Basic	$(0.51)	—	$(1.02)	—
Diluted	$(0.51)	—	$(1.02)	—
Weighted average shares outstanding
Basic	49,279,167	—	49,294,817	—
Diluted	49,279,167	—	49,294,817	—

Comparison of Results of Operations for the three months ended June 30, 2016 (Successor) compared to the three months ended June 30, 2015 (Predecessor).

Net Sales

Net sales were $18.4 million for the three months ended June 30, 2016 as compared to $17.7 million for the three months ended June 30, 2015. The increase was attributable to sales shifts between the first quarter and the second quarter due to the later harvest in the southern hemisphere in 2016, partially offset by unfavorable weather conditions in Brazil and Argentina. We also held or improved market share in all key southern hemisphere markets and successfully launched Harvista™ pre-harvest technology in Argentina.

Cost of Sales

Cost of sales was $15.8 million for the three months ended June 30, 2016 as compared to $5.1 million for the three months ended June 30, 2015. The increase in the cost of sales was primarily driven by $11.9 million of amortization of the inventory step up adjustments, resulting from the purchase price allocation for the Business Combination discussed in Note 3 to the notes to condensed consolidated and combined financial statements included elsewhere in this Report. Excluding the amortization of inventory step-up, the cost of sales decrease was driven by the timing of seasonal expenses.

Gross Profit

Gross profit was $2.6 million for the three months ended June 30, 2016 compared to $12.6 million for the three months ended June 30, 2015. The decrease in gross profit was primarily driven by the amortization of the step up in the value of inventory.

Research and Development Expenses

Research and development expenses were $3.8 million for the three months ended June 30, 2016 as compared to $5.9 million for the three months ended June 30, 2015. Research and development expenses decreased due to discontinuation of certain projects. This decrease was partially offset by increased costs associated with the acceleration of our recently launched LandSpring product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $14.5 million for the three months ended June 30, 2016 compared to $8.5 million for the three months ended June 30, 2015. This increase was primarily driven by non-recurring costs to establish the Company as a separate public company of $3.3 million and other incremental recurring expenses of $3.1 million.

Amortization of Intangibles

Amortization of intangible assets was $9.9 million for the three months ended June 30, 2016 compared to $7.2 million for the three months ended June 30, 2015. See Note 7 for more information regarding the intangible assets acquired in the Business Combination.

Change in Fair Value of Contingent Consideration

As discussed in Note 3 to the condensed consolidated and combined financial statements, pursuant to the Business Combination, the Company entered into various forms of contingent consideration, including the warrant consideration, the deferred payment, and the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings. For the three months ended June 30, 2016, the Company recognized a $0.3 million gain related to the mark to market adjustment of the warrant consideration.  There was no mark-to-market gain or loss recorded for the tax amortization benefit contingency or the deferred payment during the three months ended June 30, 2016.

Comparison of Results of Operations for the six months ended June 30, 2016 (Successor) compared to the six months ended June 30, 2015 (Predecessor)

Net Sales

Net sales were $46.8 million for the six months ended June 30, 2016 as compared to $50.5 million for the six months ended June 30, 2015. The decrease was primarily attributable to volume associated with unfavorable weather conditions in Brazil and Argentina, partially offset by holding or improving market share in all key southern hemisphere markets. The Company successfully launched Harvista™ pre-harvest technology in Argentina, which also helped to mitigate the decline in sales.

Cost of Sales

Cost of sales was $39.7 million for the six months ended June 30, 2016 as compared to $10.1 million for the six months ended June 30, 2015. The increase in the cost of sales was primarily driven by $30.4 million of amortization of the inventory step up adjustments, resulting from the purchase price allocation for the Business Combination discussed in Note 3 to the notes to condensed consolidated and combined financial statements included elsewhere in this Report. Excluding the amortization of inventory step-up, the cost of sales decrease was driven by the timing of seasonal expenses.

Gross Profit

Gross profit was $7.1 million for the six months ended June 30, 2016 compared to $40.4 million for the six months ended June 30, 2015. The decrease in gross profit was primarily driven by the amortization of the step up in the value of inventory and higher fixed costs.

Research and Development Expenses

Research and development expenses were $8.2 million for the six months ended June 30, 2016 as compared to $10.5 million for the six months ended June 30, 2015. Research and development expenses decreased due to discontinuation of certain projects. This decrease was partially offset by increased costs associated with the acceleration our recently launched LandSpring product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $34.2 million for the six months ended June 30, 2016 compared to $14.9 million for the six months ended June 30, 2015. This increase was primarily driven by non-recurring costs to establish the Company as a separate public company of $9.7 million, incremental recurring expenses of $6.5 million, separation and other non-recurring one-time expenses of $3 million, and amortization of $1 million related to the $5 million upfront payment made to Dow pursuant to a Transition Services Agreement entered into on July 31, 2015 in connection with the Business Combination.

Amortization of Intangibles

Amortization of intangible assets was $19.8 million for the six months ended June 30, 2016 compared to $14.5 million for the six months ended June 30, 2015. See Note 7 for more information regarding the intangible assets acquired in the Business Combination.

Change in Fair Value of Contingent Consideration

As discussed in Note 3 to the condensed consolidated and combined financial statements, pursuant to the Business Combination, the Company entered into various forms of contingent consideration, including the warrant consideration, the deferred payment, and the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings. For the six months ended June 30, 2016, the Company recognized a $3.1 million gain resulting from a reduction in the fair value of the deferred payment and a $0.3 million gain related to the mark to market adjustment of the warrant consideration. There was no mark-to-market gain or loss recorded for the tax amortization benefit contingency during the six months ended June 30, 2016.

Non-GAAP Measure

The following table sets forth the non-GAAP financial measure of Adjusted EBITDA .The Adjusted EBITDA measure is consistent with the definition of Consolidated EBITDA in the Company’s Credit Agreement. The Company believes this non-GAAP financial measure provides meaningful supplemental information as it is used by the Company’s management to evaluate the Company’s performance, is more indicative of future operating performance of the Company, and facilitates a better comparison among fiscal periods, as the non-GAAP measure excludes items that are not considered core to the Company’s operations.  These non-GAAP results are presented for supplemental informational purposes only and should not be considered a substitute for the financial information presented in accordance with GAAP.

The following is a reconciliation between the non-GAAP financial measure of Adjusted EBITDA to its most directly comparable GAAP financial measure, net loss:

	Successor	Predecessor	Successor	Predecessor
(in thousands)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
GAAP Net loss	$(25,164)	$(14,009)	$(50,301)	$(11,529)
(Benefit) provision for income taxes	(15,626)	4,985	(30,915)	12,081
Amortization of inventory step-up(1)	11,872	—	30,377	—
Share-based compensation(2)	836	129	1,297	335
Share-based compensation related to severance(3)	—	—	610	—
Interest expense(4)	14,316	—	29,324	—
Depreciation and amortization(2)	10,130	7,391	20,189	14,913
Stand-alone costs and other	96	—	240	—
Research and development cost synergies(5)	—	1,177	—	2,799
Severance related costs(3)	—	—	1,758	—
Other non-recurring costs(6)	3,261	383	9,744	383
Loss (gain) on currency translation	1,072	—	242	—
Mark-to-market adjustments, net(7)	(300)	—	(3,400)	—
Pro forma deferred revenue(8)	—	(500)	—	(1,000)
Franchise and state taxes	176	—	495	—
Non-GAAP Adjusted EBITDA*	$669	$(444)	$9,660	$17,982
*During the three months ended June 30, 2016, the Company identified certain additional non-recurring professional fees and other costs that were not previously included as add-backs in the Company's calculation of Adjusted EBITDA but are included in the above calculation for the three and six months ended June 30, 2016. Approximately $0.5 million of such non-recurring professional fees and other costs were incurred during the three months ended March 31, 2016. Such amounts are included as an add-back to net income to calculate Adjusted EBITDA for the six months ended June 30, 2016. Had such amounts been included in the calculation of Adjusted EBITDA for the three months ended March 31, 2016 as previously reported by the Company, Adjusted EBITDA for such period would have been $9.0 million, as compared to the $8.5 million originally reported.

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

(4)	Interest paid on the term loan, inclusive of accretion for debt discounts, debt issuance costs and contingent consideration.

(5)	R&D savings related to two projects (Invinsa and IDC).

(6)	Non-recurring professional fees associated with becoming a stand-alone public company.

(7)	Non-cash fair value measurement adjustment related to the warrant liability and contingent earn-out liability.

(8)	Deferred revenue associated with a revenue agreement not included in the Business Combination.

Liquidity and Capital Resources
Cash Flow

	Successor	Predecessor
(in thousands) $	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net cash provided by (used in) operating activities	7,947	(13,562)
Net cash used in investing activities	(3,186)	(249)
Net cash (used in) provided by financing activities	(3,613)	13,811

Cash provided by operating activities was $7.9 million for the six months ended June 30, 2016, comprised of a net loss of $50.3 million plus $32.4 million of non-cash items added back to arrive at cash, plus cash generated by a decrease in net operating assets of $27.2 million. Non-cash items added back to net loss were comprised mainly of depreciation, amortization and accretion of the contingent consideration of $35.9 million, $30.4 million of amortization of the step-up in inventory recorded as a result of the Business Combination, stock-based compensation of $1.6 million, amortization of deferred financing fees of $1.2 million and other non-cash items of $1.1 million offset by a deferred tax benefit of $34.4 million and a decrease in contingent consideration of $3.4 million. Cash used in operations was $13.5 million for the six months ended June 30, 2015, comprised of net loss of $11.5 million plus depreciation and amortization of $14.9 million, less a deferred tax benefit of $3.8 million less a use of cash due to an increase in net operating assets of $13.1 million.
Cash used in investing activities for the six months ended June 30, 2016 and June 30, 2015 was for the purchase of fixed assets and leasehold improvements. Cash used in financing activities for the six months ended June 30, 2016 was for the repayment of debt and the purchase of treasury stock. Cash provided by financing activities for the six months ended June 30, 2015 was funding from the Predecessor's parent.
Liquidity

On July 31, 2015, the Company consummated the Business Combination, pursuant to which the Company issued 17,500,000 shares of common stock at a deemed value of $12.00 per share and paid cash consideration of $635.0 million at the closing. The cash consideration was funded through the Company's initial public offering, the Term Loan (defined below) and the sale of our PIPE shares (defined below).

Term Loan

On July 31, 2015, certain of our subsidiaries entered into a Credit Agreement with Bank of Montreal, as administrative agent (the “Credit Facility”). The Credit Facility consists of a $425 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a $25 million revolving loan facility (the “Revolving Loan”). The Revolving Loan includes a $10 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of June 30, 2016, the Company had issued $0.6 million of letters of credit, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan has a scheduled maturity date of July 31, 2019. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75%, or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries and (b) AF Solutions Holdings LLC, including the common stock of AgroFresh Inc.

The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to Rohm and Haas in connection with the Business Combination. Amounts available under the Revolving Loan may also be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Facility.

As of the Closing Date the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in other assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The accretion in interest expense during the three and six months ended June 30, 2016 was approximately $0.5 million and $1.0 million, respectively.

PIPE Shares

In connection with the closing of the Business Combination, the Company issued an aggregate of 4,878,000 shares of common stock, for an aggregate purchase price of $50.0 million, in a private placement (“PIPE”).

Stock Repurchase Program

In November 2015, the Company’s board of directors approved a Stock Repurchase Program totaling $10 million of the Company’s publicly-traded shares of common stock. The Repurchase Program will remain in effect for a period of one year, until November 17, 2016, unless terminated earlier by the Company. During the six months ended June 30 2016, the Company repurchased 249,047 shares of common stock at an average market price of $5.95.

Off-Balance Sheet Arrangements

As of June 3, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than detailed below. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contingent Consideration

As part of the Business Combination, Dow is entitled to receive future contingent consideration and other payments from the Company in relation to (i) in 2018, a deferred payment from the Company of $50,000,000, subject to the Company’s achievement of a specified average adjusted EBITDA level over the two year period from January 1, 2016 to December 31, 2017; (ii) warrants to purchase the Company’s common stock pursuant to a Warrant Purchase Agreement; (iii) a Tax Receivables Agreement under which the Company will pay annually to Dow 85% of the amount of the tax savings, if any, in U.S. Federal, state and local income tax or franchise tax that the Company actually realizes as a result of the increase in tax basis of the AgroFresh Inc. assets resulting from a section 338(h)(10) election that the Company and Dow made in connection with the Business Combination; and (iv) the final working capital settlement. See Note 3 to the unaudited condensed consolidated and combined financial statements contained in this Report for further discussion of contingent consideration in connection with the Business Combination.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk for changes in interest rates relates primarily to our Term Loan and Revolving Loan. We have not used derivative financial instruments in our investment portfolio. The Term Loan and Revolving Loan bear interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. Holding debt levels constant, a 100 basis point increase in the effective interest rates would have increased the Company’s interest expense by $2.1 million for the six months ended June 30, 2016.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be quantified by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by our operations in the first six months of 2016, revenues would have decreased by approximately $4.5 million and Adjusted EBITDA would have decreased by approximately $3.0 million for the six months ended June 30, 2016.

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
We commenced our remediation efforts related to the above material weakness in the first quarter of 2016. During the first and second quarters of 2016,

•	we hired additional permanent full-time finance and accounting personnel;

•	we continued building our stand-alone business and financial processes;

•	we developed formal policies and procedures related to expense cut-off validation; and

•	we conducted training and education of appropriate personnel outside the finance function regarding cost estimates and expense cut-off dates.

Our management, with the oversight of the Company’s Audit Committee, has devoted considerable effort to remediating the material weakness identified above. While we took considerable action to remediate the material weakness related to the accurate and timely reporting of our operating expense accruals existing as of December 31, 2015, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in 2016 to ensure that our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of 2016.
There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we do not successfully manage the transition associated with the appointment of a new chief executive officer, our business may be harmed.

In March 2016, by mutual agreement, Thomas Macphee resigned as Chief Executive Officer and as a member of our Board of Directors. In addition, Stan Howell, our President, resigned from such position effective on April 30, 2016. Effective on March 10, 2016, our Board of Directors appointed Nance Dicciani, the Chair of the Board of Directors, and Stephen Trevor, a member of the Board of Directors, as co-members of a newly-created Office of the Chair, to assume the duties and responsibilities of chief executive officer and president on an interim basis until a permanent chief executive officer is hired. On July 14, 2016, we announced that Jordi Ferre will become our new chief executive officer, effective October 1, 2016.

Any changes in our business strategy that may result from hiring our new chief executive officer may have a disruptive impact on our ability to implement our business strategy and could have a material adverse effect on our business. Any changes in business strategies can create uncertainty, may negatively impact our ability to execute our business strategy quickly and effectively and may ultimately be unsuccessful. In addition, management transition periods can be difficult as the new management gains detailed knowledge of our operations, and friction or further management changes or disruptions could result from changes in strategy and management style. Until we integrate our new chief executive officer, we may be unable to successfully manage our business and growth objectives, and our business could suffer as a result.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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
10.1
Extension Agreement, dated as of May 9, 2016, among the registrant, The Dow Chemical Company, Rohm and Haas Company, Boulevard Acquisition Sponsor , LLC, Robert J. Campbell, Joel Citron, Darren Thompson and Continental Stock Transfer & Trust Company. (3)

31.1	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.*
32.1	Certification of Co-Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on August 6, 2015.

(2)	Incorporated by reference to Annex A to the Company’s definitive proxy statement (File No. 001-36197) filed with the Securities and Exchange Commission on July 16, 2015.

(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on May 13, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AgroFresh Solutions, Inc.

Date: August 9, 2016

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
10.1
Extension Agreement, dated as of May 9, 2016, among the registrant, The Dow Chemical Company, Rohm and Haas Company, Boulevard Acquisition Sponsor , LLC, Robert J. Campbell, Joel Citron, Darren Thompson and Continental Stock Transfer & Trust Company. (3)

31.1	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.*
32.1	Certification of Co-Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on August 6, 2015.

(2)	Incorporated by reference to Annex A to the Company’s definitive proxy statement (File No. 001-36197) filed with the Securities and Exchange Commission on July 16, 2015.

(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on May 13, 2016.