Form 10-Q
period 2016-09-30
AgroFresh Solutions, Inc.
filed 2016-11-09
CIK 1592016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
(267) 317-9139
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
The number of shares of common stock outstanding as of November 4, 2016 was 49,923,562.

PART I - FINANCIAL INFORMATION
AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	Successor
	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$44,677	$57,765
Accounts receivable, net of allowance for doubtful accounts of $1,463 and $190, respectively	75,259	66,418
Inventories	17,220	44,176
Other current assets	30,997	12,297
Total current assets	168,153	180,656
Property and equipment, net	9,746	4,606
Goodwill	62,373	56,006
Intangible assets, net	795,246	825,056
Deferred income tax assets — noncurrent	41,967	12,278
Other assets	3,185	4,072
TOTAL ASSETS	$1,080,670	$1,082,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,070	$13,924
Current portion of long-term debt	4,250	4,250
Income taxes payable	2,989	1,801
Accrued expenses and other current liabilities	65,515	47,595
Total current liabilities	84,824	67,570
Long-term debt	404,557	406,286
Other noncurrent liabilities	182,826	164,630
Deferred income tax liabilities — noncurrent	1,517	285
Total liabilities	673,724	638,771

Commitments and contingencies (see Note 17)
Stockholders’ equity:
Common stock, par value $0.0001; 400,000,000 shares authorized, 50,584,943 and 49,940,548 shares issued and 49,923,562 and 49,528,214 shares outstanding at September 30, 2016 and December 31, 2015, respectively	5	5
Preferred stock; par value $0.0001, 1 share authorized and outstanding	—	—
Treasury stock; par value $0.0001, 661,381 and 412,334 shares at September 30, 2016 and December 31, 2015, respectively	(3,885)	(2,397)
Additional paid-in capital	475,395	472,494
Accumulated deficit	(63,629)	(20,640)
Accumulated other comprehensive loss	(940)	(5,559)
Total stockholders' equity	406,946	443,903
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,080,670	$1,082,674
 See accompanying notes to condensed consolidated and combined financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Successor	Predecessor	Successor	Successor	Predecessor	Successor
	Three Months Ended September 30, 2016	July 1, 2015 through July 31, 2015	August 1, 2015 through September 30, 2015	Nine Months Ended September 30, 2016	January 1, 2015 through July 31, 2015	August 1, 2015 through September 30, 2015
Net sales	$61,200	$2,157	$59,650	$107,996	$52,682	$59,650
Cost of sales (excluding amortization, shown separately below)	8,905	513	45,719	48,558	10,630	45,719
Gross profit	52,295	1,644	13,931	59,438	42,052	13,931
Research and development expenses	2,983	1,084	1,946	11,220	11,599	1,946
Selling, general, and administrative expenses	15,173	1,912	12,744	49,385	16,774	12,744
Amortization of intangibles	10,080	2,410	6,815	29,878	16,895	6,815
Change in fair value of contingent consideration	(1,569)	—	—	(4,969)	—	—
Operating income (loss)	25,628	(3,762)	(7,574)	(26,076)	(3,216)	(7,574)
Other (loss) income	(38)	—	(1,462)	16	—	(1,462)
Income (loss) on foreign currency exchange	924	2	(263)	682	8	(263)
Interest expense, net	(14,526)	—	(9,313)	(43,850)	—	(9,313)
Income (loss) before income taxes	11,988	(3,760)	(18,612)	(69,228)	(3,208)	(18,612)
Provision (benefit) for income taxes	4,676	(1,232)	(4,591)	(26,239)	10,849	(4,591)
Net income (loss)	$7,312	$(2,528)	$(14,021)	$(42,989)	$(14,057)	$(14,021)
Net income (loss) per common share:
Basic	$0.15	—	$(0.28)	$(0.87)	—	$(0.28)
Diluted	$0.15	—	$(0.28)	$(0.87)	—	$(0.28)
Weighted average shares outstanding:
Basic	49,567,735	—	49,457,847	49,385,733	—	49,457,847
Diluted	49,627,800	—	49,457,847	49,385,733	—	49,457,847

See accompanying notes to condensed consolidated and combined financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Successor	Predecessor	Successor	Successor	Predecessor	Successor
	Three Months Ended September 30, 2016	July 1, 2015 through July 31, 2015	August 1, 2015 through September 30, 2015	Nine Months Ended September 30, 2016	January 1, 2015 through July 31, 2015	August 1, 2015 through September 30, 2015
Net income (loss)	$7,312	$(2,528)	$(14,021)	$(42,989)	$(14,057)	$(14,021)
Other comprehensive income (loss):
Foreign currency translation adjustments	(114)	1,034	(1,428)	4,619	(1,725)	(1,428)
Comprehensive income (loss), net of tax	$7,198	$(1,494)	$(15,449)	$(38,370)	$(15,782)	$(15,449)

See accompanying notes to condensed consolidated and combined financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share and per share data)

	The AgroFresh Business (Predecessor)
	Preferred Stock		Common Stock		Net Parent Investment	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2014, Predecessor	—	$—	—	$—	$232,293	$—	$2,058	$234,351
Net loss	—	—	—	—	(14,057)	—	—	(14,057)
Comprehensive income	—	—	—	—	—	—	(1,725)	(1,725)
Net transfers from parent	—	—	—	—	6,211	—	—	6,211
Balance at July 31, 2015, Predecessor	—	$—	—	$—	$224,447	$—	$333	$224,780

	AgroFresh Solutions, Inc. (Successor)
	Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at July 31, 2015, Successor	—	$—	6,876,248	$1	$7,080	$(6,202)	$—	$879
Reclassification of redeemable shares	—	—	20,686,252	2	206,860	—	—	206,862
Issuance of PIPE shares	—	—	4,878,048	—	50,000	—	—	50,000
Issuance of common and preferred shares to Dow	1	—	17,500,000	2	209,998	—	—	210,000
Reclassification of warrants	—	—	—	—	(6,160)	—	—	(6,160)
Equity-based compensation	—	—	—	—	662	—	—	662
Repurchase of warrants	—	—	—	—	(920)	—	—	(920)
Loss of foreign currency translation adjustment	—	—	—	—	—	—	(1,428)	(1,428)
Net loss	—	—	—	—	—	(14,021)	—	(14,021)
Balance at September 30, 2015, Successor	1	$—	49,940,548	$5	$467,520	$(20,223)	$(1,428)	$445,874

	AgroFresh Solutions, Inc. (Successor)
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2015, Successor	1	$—	49,940,548	$5	(412,334)	$(2,397)	$472,494	$(20,640)	$(5,559)	$443,903
Stock-based compensation	—	—	—	—	—	—	2,901	—	—	2,901
Issuance of stock, net of forfeitures	—	—	644,395	—	—	—	—	—	—	—
Repurchase of stock for treasury	—	—	—	—	(249,047)	(1,488)	—	—	—	(1,488)
Comprehensive loss	—	—	—	—	—	—	—	(42,989)	4,619	(38,370)
Balance at September 30, 2016, Successor	1	$—	50,584,943	$5	(661,381)	$(3,885)	$475,395	$(63,629)	$(940)	$406,946

See accompanying notes to condensed consolidated and combined financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Successor	Predecessor	Successor
	Nine Months Ended September 30,	January 1, through July 31,	August 1, through September 30,
	2016	2015	2015
Cash flows from operating activities:
Net loss	$(42,989)	$(14,057)	$(14,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,458	17,379	6,891
Accretion of contingent consideration	22,931	—	—
Decrease in contingent consideration	(4,969)	—	—
Stock based compensation	2,901	—	673
Amortization of inventory fair value adjustment	30,377	—	38,702
Amortization of deferred financing costs	1,696	—	—
Transaction costs	—	—	(4,637)
Deferred income taxes	(24,910)	(4,218)	(4,591)
Loss on sales of property	21	(12)	—
Other	850	—	(160)
Changes in operating assets and liabilities:
Accounts receivable	(8,520)	42,585	(53,877)
Inventories	(2,191)	(5,756)	580
Prepaid expenses and other current assets	(18,308)	—	(4,316)
Accounts payable	341	(798)	10,216
Accrued expenses and other liabilities	5,272	—	7,355
Income taxes payable	1,206	(36,070)	—
Other assets and liabilities	711	(4,651)	—
Net cash used in operating activities	(5,123)	(5,598)	(17,185)
Cash flows from investing activities:
Cash paid for property and equipment	(5,449)	(676)	(219)
Proceeds from sale of property	8	63	—
Acquisition of business, net of cash acquired	—	—	(625,541)
Restricted cash	—	—	220,505
Net cash used in investing activities	(5,441)	(613)	(405,255)
Cash flows from financing activities:
Proceeds from long term debt	—	—	425,000
Payment of debt issuance costs	—	—	(12,889)
Payment of revolving credit facility fees	—	—	(1,252)
Other financing costs	—	—	(7,776)
Repayment of long term debt	(3,188)	—	(1,063)
Proceeds from private placement	—	—	50,000
Borrowings under revolving credit facility	—	—	500
Repayments of revolving credit facility	—	—	(500)
Insurance premium financing	—	—	1,294
Repayment of term loan	—	—	(380)
Repurchase of stock for treasury	(1,488)	—	(920)
Cash transfers to/from parent, net	—	6,211	—
Net cash (used in) provided by financing activities	(4,676)	6,211	452,014
Effect of exchange rate changes on cash and cash equivalents	2,152	—	(903)
Net (decrease) increase in cash and cash equivalents	(13,088)	—	28,671
Cash and cash equivalents, beginning of period	57,765	—	84
Cash and cash equivalents, end of period	$44,677	$—	$28,755

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$18,460	$—	$4,141
Income taxes	2,487	—	—
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property and equipment	$35	$—	$—
Issuance of common stock as consideration for acquisition of business	—	—	210,000
Acquisition-related contingent consideration	—	—	181,366
See accompanying notes to condensed consolidated and combined financial statements.

AgroFresh Solutions, Inc.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	Description of Business

AgroFresh Solutions, Inc. (the “Company”) is a global leader in the food quality preservation and waste reduction space, providing proprietary advanced technologies and innovative data-driven specialty solutions aimed at enabling growers and packers of fresh produce to preserve and enhance its freshness, quality and value to maximize the percentage of produce supplied to the market relative to the amount of produce grown, as well as increase consumer appeal of product at retail. The Company currently offers SmartFreshTM applications at customer sites through a direct service model and provides advisory services relying on its extensive knowledge on the use of its products over thousands of monitored applications. The Company operates in over 40 countries and currently derives the majority of its revenue working with customers to protect the value of apples, pears, and other produce during storage. Additionally the Company has a number of different solutions and application technologies that have either been launched (Harvista, RipeLock, Landspring) or will be launched in the future that will seek to extend its footprint to other crops and steps of the global produce supply chain.

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

In March 2016, the FASB issued ASU 2016-08 "Principal Versus Agent Considerations (Reporting Revenue Gross versus Net)" which amends the principal-versus-agent implementation guidance. This update clarifies factors in determining whether an entity is a principal or an agent and has the same effective date as ASU 2014-9. The Company is currently evaluating the effects of this update.

In April 2016, the FASB issued ASU 2016-10 "Revenue from Contracts with Customers Topic 606: Identifying Performance Obligations and Licensing." This update clarifies the implementation guidance on identifying a performance obligation and licensing and is effective on the same date as ASU 2014-09. The Company is currently evaluating the effects of this update.

In August 2016, the FASB issued ASU 2016-15 "Classification of Certain Cash Receipts and Cash Payments." This update clarifies how certain cash receipts and cash payments should be disclosed in the statement of cash flows and is effective for public companies with fiscal years beginning after December 15, 2017. The Company is currently evaluating the effects of this update.

Reclassification

The Company reclassified approximately $5.1 million of value added tax and other tax related receivables from accounts receivable to other current assets at December 31, 2015 to be consistent with the presentation at September 30, 2016.

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

•	reimbursement for any value-added and transfer taxes paid by Dow in conjunction with the transaction.

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

The following summarizes the purchase consideration to Dow:

(in thousands)	Purchase Consideration
Cash consideration	$635,000
Stock consideration (1)	210,000
Warrant consideration (2)	19,020
Deferred payment (3)	15,172
VAT and transfer tax reimbursable to Dow (4)	9,263
Tax amortization benefit contingency (5)	156,180
Working capital payment to Dow (6)	15,057
Total purchase price	$1,059,692

(1)	The Company issued 17,500,000 shares of common stock valued at $12.00 per share as of July 31, 2015.

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

(4)	Pursuant to the Purchase Agreement, the Company is required to reimburse Dow for any value-added or transfer taxes paid by Dow in conjunction with the Business Combination.

(5)
In connection with the Business Combination, the Company entered into a Tax Receivables Agreement with Dow. The Company estimated the fair value of future cash payments based upon its estimate that the undiscounted cash payments to be made total approximately $343 million and are based on an estimated intangible assets that are being amortized over 15 years, tax effected at 37%, with each amortized amount then discounted to present value utilizing an appropriate market discount rate to arrive at the estimated fair value of the cash payments and the associated liability.

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

The Company recorded the allocation of the purchase price to the AgroFresh Business’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the Closing Date. The purchase price allocation (in thousands) is as follows:

(in thousands)	Purchase Price Allocation
Cash and cash equivalents	$9,459
Accounts receivable and other receivables	30,884
Inventories	120,426
Prepaid expenses and other current assets	976
Total current assets	161,745
Property and equipment	4,793
Identifiable intangible assets	841,545
Noncurrent deferred tax asset	11,125
Other assets	862
Total identifiable assets acquired	1,020,070
Accounts payable	(364)
Accrued and other current liabilities	(9,425)
Pension and deferred compensation	(638)
Other long-term liabilities	(1,823)
Current deferred tax liability	—
Deferred tax liability	(10,501)
Other liabilities	—
Net identifiable assets acquired	997,319
Goodwill	62,373
Total purchase price	$1,059,692
The values (in thousands) allocated to identifiable intangible assets and their estimated useful lives are as follows:

(in thousands, except useful life data)	Fair Value	Useful life
Software	$45	4 years
Developed technology	757,000	12 to 22 years
Customer relationships	8,000	24 years
In-process research and development	39,000	18 years
Service provider network	2,000	Indefinite Life
Trade name	35,500	Indefinite Life
Total intangible assets	$841,545
Weighted average life of finite-lived intangible assets		19.7
The goodwill of $62.4 million arising from the Business Combination is primarily attributable to the market position of the AgroFresh Business. This goodwill is not deductible for income tax purposes. During the third quarter of 2016, the Company began commercializing its Landspring product offering, which was previously an in-process research and development asset, and thus has begun depreciating the asset over its estimated useful life as disclosed in the table above.

If the Company and the AgroFresh Business had combined at January 1, 2015, net sales for the one and seven month period ended July 31, 2015 (Predecessor) would have been approximately $2.0 million and $51.5 million respectively, and net loss for the one and seven month period ended July 31, 2015 (Predecessor) would have been approximately $5.9 million and $37.6 million, respectively, on a pro forma basis. For the one and seven month period ended July 31, 2015 (Predecessor), the pro forma results include, on an after-tax basis, incremental interest expense of approximately $2.8 million and $19.8 million, respectively (including accretion of contingent consideration), incremental amortization of intangibles of approximately $2.1 million and $5.4 million, respectively, and incremental G&A expense of approximately $0.5 million and $3.5 million, respectively. The pro forma results do not include the impact of the amortization of the inventory step-up.

4.	Related Party Transactions

The Company is a party to ongoing agreements with Dow, a related party, including, but not limited to, operating-related agreements for certain transition services, seconded employees and occupancy. The Company paid Dow an aggregate of $5.8 million and $10 million for such services for the three and nine months ending September 30, 2016, respectively. These amounts were made up of ongoing costs of the Transition Service Agreement of $1.6 million and $4.4 million, rent of $0.3 million and $1.0 million, $0.6 million and $1.3 million for seconded employees, and other expenses of $3.3 million and $3.3 million for the three and nine months ending September 30, 2016, respectively. As of September 30, 2016, the Company has an outstanding payable to Dow of $2.5 million, made up of $0.6 million related to the ongoing costs of the Transition Services Agreement, $0.1 million for seconded employees and rent, and other expenses of $1.8 million. See Note 3 regarding the contingent consideration owed to Dow as part of the Business Combination.

5.	Inventories

Inventories at September 30, 2016 and December 31, 2015 consisted of the following:

(in thousands)	September 30, 2016	December 31, 2015
Raw material	$957	$819
Work-in-process	8,671	8,142
Finished goods (1)	6,864	33,784
Supplies	728	1,431
Total inventories	$17,220	$44,176

(1)	The amount shown above includes the unamortized fair value adjustment of $0.0 million and $30.4 million at September 30, 2016 and December 31, 2015, respectively.

6.	Property and Equipment

Property and equipment at September 30, 2016 and December 31, 2015 consisted of the following:

(in thousands, except for useful life data)	Useful life (years)	September 30, 2016	December 31, 2015
Land, buildings & improvements	7-20	$1,369	$517
Machinery & equipment	1-12	4,268	3,664
Furniture	1-12	703	145
Construction in progress		4,238	539
		10,578	4,865
Less: accumulated depreciation		(832)	(259)
		$9,746	$4,606

Depreciation expense for the three and nine months ended September 30, 2016 (Successor) was $0.2 million and $0.6 million, respectively. Depreciation expense for the one and seven months ended July 31, 2015 (Predecessor) was $0.1 million and $0.5 million, respectively. Depreciation expense for the two months ended September 30, 2015 (Successor) was $0.1 million. Depreciation expense is recorded in cost of sales, selling, general and administrative expense and research and development expense in the condensed consolidated and combined statements of operations.

7.	Goodwill and Intangible Assets

The Company completes its annual impairment test during the fourth quarter of each year, or more frequently if triggering events indicate a possible impairment. The Company continually evaluates financial performance, economic conditions and other relevant developments in assessing if an interim period impairment test is necessary. Since its inception and through September 30, 2016, the Company has not recorded an impairment charge, but if the Company's stock price continues to trade at its current levels without recovery, the Company may be required to record an impairment in the future and such amount could be material. Changes in the carrying amount of goodwill for the nine months ended September 30, 2016 are as follows:

(in thousands)	Goodwill
Balance as of December 31, 2015	$56,006
Measurement-period adjustments	6,367
Balance as of September 30, 2016	$62,373

The Company’s other intangible assets at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016			December 31, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets:
Developed technology	$757,000	$(45,803)	$711,197	$757,000	$(16,360)	$740,640
In-process research and development	39,000	(181)	38,819	39,000	—	39,000
Trade name	35,500	—	35,500	35,500	—	35,500
Service provider network	2,000	—	2,000	2,000	—	2,000
Customer relationships	8,000	(389)	7,611	8,000	(139)	7,861
Software	135	(16)	119	60	(5)	55
Total intangible assets	$841,635	$(46,389)	$795,246	$841,560	$(16,504)	$825,056

At September 30, 2016, the weighted-average amortization period for the finite-lived intangible assets was 18.7 years. At September 30, 2016, the weighted-average amortization period for developed technology, customer relationships, in-process research and development, and software was 18.7, 23.1, 17.1, and 4.1 years, respectively.

Estimated annual amortization expense for finite-lived intangible assets subsequent to September 30, 2016 is as follows:

(in thousands)	Amount
2016 (remaining)	$10,446
2017	41,785
2018	41,785
2019	41,781
2020	41,773
Thereafter	580,176
$757,746

8.	Accrued and Other Current Liabilities

The Company’s accrued and other current liabilities at September 30, 2016 and December 31, 2015 consisted of the following:

(in thousands)	September 30, 2016	December 31, 2015
Warrant consideration	$4,680	$6,000
Tax amortization benefit contingency	13,631	12,332
Working capital settlement	15,057	15,057
Additional consideration due seller	9,263	—
Accrued compensation and benefits	5,932	4,815
Accrued rebates payable	5,520	6,225
Insurance premium financing payable	864	865
Severance	2,363	—
Accrued taxes	4,490	—
Other	3,715	2,301
	$65,515	$47,595

9.	Debt
The Company’s debt at September 30, 2016 and December 31, 2015 consisted of the following:

(in thousands)	September 30, 2016	December 31, 2015
Total Term Loan outstanding	$408,807	$410,536
Less: Amounts due within one year	4,250	4,250
Total long-term debt due after one year	$404,557	$406,286
At September 30, 2016, the Company assessed the amount recorded under the Term Loan (defined below) and the Revolving Loan (defined below) and determined that such amounts approximated fair value. The fair values of the debt are based on quoted inactive market prices and are therefore classified as Level 2 within the fair value hierarchy.

The Term Loan is presented net of deferred issuance costs, which are amortized using the effective interest method over the term of the Term Loan. Gross deferred issuance costs at the inception of the Term Loan were $12.9 million and as of September 30, 2016 there were $10.9 million of unamortized deferred issuance costs.

Scheduled principal repayments under the Term Loan subsequent to September 30, 2016 are as follows:

(in thousands)	Amount
2016 (remaining)	$1,063
2017	4,250
2018	4,250
2019	4,250
2020	4,250
Thereafter	401,625
$419,688
Credit Facility (Successor)

On July 31, 2015, in connection with the consummation of the Business Combination, AgroFresh Inc. as the borrower and its parent, AF Solutions Holdings LLC (“AF Solutions Holdings”), a wholly-owned subsidiary of the Company, as the guarantor, entered into a Credit Agreement with Bank of Montreal, as administrative agent (the “Credit Facility”). The Credit Facility consists of a $425 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a $25 million revolving loan facility (the “Revolving Loan”). The Revolving Loan includes a $10 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of September 30, 2016, the Company has issued $0.9 million of letters of credit, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan has a scheduled maturity date of July 31, 2019. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75% or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries and (b) AF Solutions Holdings, including the common stock of AgroFresh Inc. The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to Rohm and Haas in connection with the Business Combination. Amounts available under the Revolving Loan may also be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Facility.

As of the Closing Date, the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The accretion in interest expense during the three and nine months ended September 30, 2016 was approximately $0.6 million and $1.7 million, respectively.

10.	Noncurrent Liabilities

The Company’s other noncurrent liabilities at September 30, 2016 and December 31, 2015 consisted of the following:

(in thousands)	September 30, 2016	December 31, 2015
Tax amortization benefit contingency	$149,868	$137,288
Deferred payment	28,325	22,700
Other	4,633	4,642
	$182,826	$164,630

11.	Severance

In the first quarter of 2016, by mutual agreement, Thomas Macphee resigned as Chief Executive Officer and as a member of the Company's Board of Directors. In addition, Stan Howell resigned as the Company’s President, which was effective on April 30, 2016. According to the terms of their respective separation agreements, the Company expensed $0.0 million and $1.4 million in the three and nine months ended September 30, 2016, respectively. These amounts, which do not include stock compensation expense, were recorded in selling, general and administrative expense in the condensed consolidated and combined statement of operations. The Company expects to pay these amounts out over the next year.

Effective September 26, 2016, Margaret M. Loebl, former Chief Financial Officer, left the Company in order to pursue other professional interests. The Company incurred expense of $1.2 million for the three and nine months ended September 30, 2016, respectively, in accordance with her separation agreement. This amount, which does not include stock compensation expense, was recorded in selling, general and administrative expense in the condensed consolidated and combined statement of operations. The Company expects to pay this amount out over the next year.

12.	Stockholders’ Equity

The authorized common stock of the Company consists of 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of September 30, 2016, there were 50,584,943 shares of common stock issued. As of September 30, 2016, there were warrants to purchase 15,983,072 shares of the Company’s common stock outstanding at a strike price of $11.50. Of the 15,983,072 warrants, 9,823,072 (1,201,928 warrants were subsequently repurchased during 2015) were issued as part of the units sold in the Company's initial public offering in February 2014 and 6,160,000 warrants were sold in a private placement at the time of such public offering.

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

Stock compensation expense for the three and nine months ended September 30, 2016 (Successor) was $1.3 million and $3.2 million, respectively. There was no stock compensation expense for the one and seven months ended July 31, 2015 (Predecessor), respectively. Stock compensation expense for the two months ended September 30, 2015 (Successor) was $0.7 million. Stock compensation expense is recognized in cost of goods sold, selling, general and administrative expenses, and research and development expenses. At September 30, 2016, there was $2.6 million of unrecognized compensation cost relating to outstanding unvested equity instruments expected to be recognized over the weighted average period of 1.9 years.

Pursuant to the separations of the Company's former Chief Executive Officer, President, and Chief Financial Officer as described in Note 11, the Company has recorded a net charge of $0.7 million and $1.3 million, during the three and nine months ended September 30, 2016, respectively, for the modification and vesting of restricted stock awards less compensation previously recognized on forfeited options.

14.	Earnings Per Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. In computing dilutive income (loss) per share, basic income (loss) per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock and warrants.

The following table is a reconciliation of net income (loss) and the shares used in calculating basic and diluted net income (loss) for the three and nine months ended September 30, 2016:

(in thousands, except share data)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Numerator:
Net income (loss)	$7,312	$(42,989)
Denominator:
Weighted average common shares outstanding - Basic	49,567,735	49,385,733
Effect of dilutive shares:
Restricted stock awards to employees	5,172	—
Restricted stock awards to directors	54,893	—
Weighted average number of shares outstanding - Diluted	49,627,800	49,385,733
Antidilutive securities
Stock-based compensation awards(1):
Stock options	584,375	584,375
Restricted stock	272,897	332,961
Warrants:
Private placement warrants	6,160,000	6,160,000
Public warrants	9,823,072	9,823,072

(1)	Stock Appreciation Rights and Phantom Shares are payable in cash and will have no impact on number of shares outstanding

Warrants and options are considered anti-dilutive and excluded when the exercise price exceeds the average market value of the Company’s common stock price during the applicable period. Performance share units are considered anti-dilutive if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the current period.

15.	Income Taxes

The effective tax rate for the three months ended September 30, 2016 (Successor) was 39.0%, compared to the effective tax rate of 32.8% for the one month ended July 31, 2015 (Predecessor) and 24.7% for the two months ended September 30, 2015 (Successor). The effective tax rate for the nine months ended September 30, 2016 (Successor) was 37.9%, compared to the effective tax rate of (338.2)% for the seven months ended July 31, 2015 (Predecessor) and 24.7% for the two months ended September 30, 2015 (Successor).

The effective tax rate for the three and nine months ended September 30, 2016 (Successor) differs from the US statutory tax rate of 35% due to state income taxes and certain non-deductible expenses.
With respect to the Predecessor period, the effective tax rate in the prior period was favorably impacted by an increase in valuation allowances in certain foreign jurisdictions where the Company incurred net operating losses and would not be able to receive tax benefit from such losses, thus decreasing the overall effective tax rate due to the overall pre-tax losses incurred.

16.	Segments

The authoritative guidance for disclosures about segments of an enterprise establishes standards for reporting information about segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. We currently operate and manage our business as a single reportable segment. Our chief operating decision-makers allocate resources and assess performance of the business at the consolidated level. Accordingly, we consider ourselves to be in a single operating and reportable segment structure.

17.	Commitments and Contingencies

The Company is currently involved in various claims and legal actions that arise in the ordinary course of business. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and can be reasonably estimated.  Although the results of litigation and claims can never be predicted with certainty, the Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s business, financial condition or results of operations.

Purchase Commitments

The Company has various purchasing contracts for contract manufacturing and research and development services which are based on the requirements of the business. Generally, the contracts are at prices not in excess of current market prices and do not commit the business to obligations outside the normal customary terms for similar contracts.

18.	Fair Value Measurements

Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2016:

	Fair Value Measurements, Using
(in thousands)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total carrying value as of September 30, 2016
Warrant consideration(1)	—	4,680	—	4,680
Tax amortization benefit contingency(2)	—	—	163,498	163,498
Deferred acquisition payment(3)	—	—	28,325	28,325
Total	$—	$4,680	$191,823	$196,503

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

(1)
This liability relates to warrants to purchase the Company's common stock and future obligations to deliver additional such warrants in relation to the Business Combination. The inputs used in the fair value measurement were directly observable quoted prices for identical assets in an inactive market.

(2)
The fair value of the tax amortization benefit contingency is measured using an income approach based on the Company's best estimate of the undiscounted cash payments to be made, tax effected at 37% and discounted to present value utilizing an appropriate market discount rate. The valuation technique used did not change during the nine months ended September 30, 2016.

(3)
The fair value of the deferred acquisition payment is measured using a Black-Scholes option pricing model and based on the Company's best estimate of the Company's average Business EBITDA, as defined in the Purchase Agreement, over the two year period from January 1, 2016 to December 31, 2017. The valuation technique used did not change during the nine months ended September 30, 2016.

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the periods presented in the Company's Level 3 financial instruments that are measured at fair value on a recurring basis. These instruments relate to contingent consideration payable to Dow in connection with the Business Combination.

(in thousands)	Tax amortization benefit contingency	Deferred acquisition payment	Total
Balance, December 31, 2015	$149,620	$22,700	$172,320
Measurement period adjustment	2,223	(2,000)	223
Accretion(1)	12,206	10,725	22,931
Mark to market adjustment(2)	(551)	(3,100)	(3,651)
Balance September 30, 2016	$163,498	$28,325	$191,823

(1)    Accretion expense for the three months ended September 30, 2016 was $4.0 million for the tax benefit contingency and $3.6 million for the deferred acquisition payment.
(2)    The mark to market adjustment for the three months ended September 30, 2016 was $0.6 million for the tax benefit contingency and $0.0 million for the deferred acquisition payment.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), the terms “Predecessor” and the “AgroFresh Business” refer to the business conducted by The Dow Chemical Company (“Dow”) through a combination of wholly-owned subsidiaries and operations of Dow, including through AgroFresh Inc. in the United States, prior to the closing of the Company’s acquisition of such business from Dow on July 31, 2015 (the “Business Combination”), the term “Successor” refers to AgroFresh Solutions, Inc. (which was named Boulevard Acquisition Corp. prior to the closing of the Business Combination), and the terms “Company”, “AgroFresh”, “we”, “us” and “our” refer to the combined Predecessor and Successor companies, unless the context otherwise requires or it is otherwise indicated. The application of acquisition accounting for the Business Combination significantly affected certain assets, liabilities, and expenses. As a result, financial information for the three and nine months ended September 30, 2016 may not be comparable to the Predecessor financial information for the one month ended July 31, 2015 (Predecessor) and two months ended September 30, 2015 (Successor) and seven months ended July 31, 2015 (Predecessor) and two months ended September 30, 2015 (Successor). Refer to Note 3 to the condensed consolidated and combined financial statements contained in this Report for additional information regarding the acquisition accounting for the Business Combination.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated and combined financial statements and the notes thereto contained elsewhere in this Report.

This MD&A contains the financial measure EBITDA, which is not presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). This non-GAAP financial measure is being presented because management believes that it provides readers with additional insight into the Company’s operational performance relative to earlier periods and relative to its competitors. EBITDA is a key measure used by the Company to evaluate its performance. The Company does not intend for this non-GAAP financial measure to be a substitute for any GAAP financial information. Readers of this MD&A should use this non-GAAP financial measure only in conjunction with the comparable GAAP financial measure. A reconciliation of EBITDA to the most comparable GAAP measure is provided in this MD&A.

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this MD&A regarding the Company's financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results and/or the timing of events could differ materially from those contemplated by these forward -looking statements due to a number of factors, including those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K") as well as the update to those Risk Factors disclosed in Part II, Item 1A of this Report. Any forward-looking statements included in this Report are based only on information currently available to the Company and speak only as of the date on which such statements are made. The Company undertakes no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. All subsequent written or oral forward looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by this paragraph.

Business Overview

AgroFresh is a global leader in the food quality preservation and waste reduction space, providing proprietary advanced technologies and innovative data-driven specialty solutions that preserve the quality and value of fresh produce such as apples, pears, kiwifruit, avocados, and flowers from orchard and field to the produce section of the supermarkets and ultimately into the homes of consumers across the globe. The Company currently offers SmartFreshTM and HarvistaTM applications at customer sites through a direct sale and service model utilizing third-party contractors. As part of the AgroFreshTM Whole Product offering, the Company also provides advisory services employing its extensive knowledge on the use of 1-Methylcyclopropene ("1-MCP") collected through thousands of monitored applications. The Company operates in over 40 countries and derives about 90% of its revenue working with customers to protect the value of apples, pears, and other produce during storage.

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

AgroFresh’s current principal product, SmartFresh, regulates the post-harvest ripening effects of ethylene, the naturally occurring plant hormone that triggers ripening in certain fruits and vegetables. SmartFresh is naturally biodegradable, leaves no detectable residue, and has been approved for use by many domestic and global regulatory organizations. Harvista extends the company’s proprietary technology into pre-harvest management of pome fruit such as apples and pears. AdvanStoreTM is an atmospheric monitoring system under development that leverages the company’s extensive understanding of fruit physiology, fruit respiration, current controlled atmosphere technology, and new proprietary diagnostic tools to provide improved and real time guidance to producers and packers of fresh produce regarding storage conditions so corrective measures can be made on a more timely basis. RipeLockTM combines the technology behind SmartFresh with modified atmosphere packaging designed specifically to preserve quality during transportation and to extend the yellow shelf life of bananas and other potential fruits. LandSpring™ is an innovative new 1-MCP technology targeted to transplanted vegetable seedlings. It is currently registered for use on tomato and pepper crops in the US. It reduces transplant shock, resulting in less seedling mortality and faster crop establishment, which leads to a healthier crop and improved yields.

AgroFresh’s business is highly seasonal, driven by the timing of harvests in the northern and southern hemispheres. The first half of the year encompasses the southern hemisphere harvest season and the second half of the year encompasses the northern hemisphere harvest season. Since the northern hemisphere harvest of our two core crops of apples and pears is typically larger, a significant portion of our sales and profits are historically generated in the second half of the year. In addition to this seasonality, factors such as weather patterns may impact the timing of the harvest within the two halves of the year.

AgroFresh is a former blank check company that completed its initial public offering on February 19, 2014. Upon the closing of the Business Combination with Dow on July 31, 2015, the Company changed its name to AgroFresh Solutions, Inc. The Company paid Dow cash consideration of $635 million and issued Dow 17.5 million shares of common stock at a deemed value of $12 per share. The transaction included a liability to Dow to deliver a variable number of warrants between the closing and April 2016. The cash consideration was funded through our initial public offering, a term loan, and a private placement of 4.878 million shares of common stock that yielded $50 million of proceeds. The transaction also has an earn-out feature whereby Dow is entitled to receive a deferred payment of $50 million in March 2018 if AgroFresh achieves a specified average level of Business EBITDA (as defined in the Stock Purchase Agreement related to the Business Combination) over 2016 and 2017. In addition, pursuant to a tax receivables agreement entered into in connection with the Business Combination, Dow is entitled to receive 85% of the tax savings, if any, that the Company realizes as a result of the increase in the tax basis of assets acquired pursuant to the Business Combination.

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

Whole Product Offering

The AgroFresh Whole Product offering is a direct service model for the Company’s commercially available products, including SmartFresh and Harvista. Sales and sales support personnel maintain direct face-to-face relationships with customers year round. Technical sales and support personnel work directly with customers to provide value-added advisory services regarding the application of SmartFresh. The actual application of SmartFresh is performed by service providers that are typically third-party contractors. The Harvista application service, through both aerial and ground application, is also administered by third-party service providers, although in some cases such applications are made by our customers directly.

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

Results of Operations

The following table summarizes the results of operations for both the Successor and Predecessor periods:

	Successor	Predecessor	Successor	Successor	Predecessor	Successor
(in thousands, except share and per share data)	Three months ended September 30, 2016	July 1, 2015 through July 31, 2015	August 1, 2015 through September 30, 2015	Nine Months Ended September 30, 2016	January 1, 2015 through July 31, 2015	August 1, 2015 through September 30, 2015
Net sales	$61,200	$2,157	$59,650	107,996	52,682	59,650
Cost of sales (excluding amortization, shown separately below)	8,905	513	45,719	48,558	10,630	45,719
Gross profit	52,295	1,644	13,931	59,438	42,052	13,931
Research and development expenses	2,983	1,084	1,946	11,220	11,599	1,946
Selling, general, and administrative expenses	15,173	1,912	12,744	49,385	16,774	12,744
Amortization of intangibles	10,080	2,410	6,815	29,878	16,895	6,815
Change in fair value of contingent consideration	(1,569)	—	—	(4,969)	—	—
Operating income (loss)	25,628	(3,762)	(7,574)	(26,076)	(3,216)	(7,574)
Other (loss) income	(38)	—	(1,462)	16	—	(1,462)
Income (loss) on foreign currency exchange	924	2	(263)	682	8	(263)
Interest expense, net	(14,526)	—	(9,313)	(43,850)	—	(9,313)
Income (loss) before income taxes	11,988	(3,760)	(18,612)	(69,228)	(3,208)	(18,612)
Provision (benefit) for income taxes	4,676	(1,232)	(4,591)	(26,239)	10,849	(4,591)
Net income (loss)	$7,312	$(2,528)	$(14,021)	(42,989)	(14,057)	(14,021)
Net income (loss) per common share:
Basic	$0.15	—	$(0.28)	$(0.87)	—	$(0.28)
Diluted	$0.15	—	$(0.28)	$(0.87)	—	$(0.28)
Weighted average shares outstanding:
Basic	49,567,735	—	49,457,847	49,385,733	—	49,457,847
Diluted	49,627,800	—	49,457,847	49,385,733	—	49,457,847

Comparison of Results of Operations for the three months ended September 30, 2016 (Successor) compared to the one month ended July 31, 2015 (Predecessor) and two months ended September 30 2015 (Successor).

Net Sales

Net sales were $61.2 million for the three months ended September 30, 2016 as compared to $2.2 million for one month ended July 31, 2015 and $59.7 million for the two months ended September 30, 2015.

Cost of Sales

Cost of sales was $8.9 million for the three months ended September 30, 2016 as compared to $0.5 million for one month ended July 31, 2015 and $45.7 million for the two months ended September 30, 2015. The amount in the prior year period includes $38.7 million of amortization of inventory step up. If the amortization of inventory step-up is excluded, gross profit margin would have been 85 percent in the third quarter of 2016 versus 88 percent in the third quarter of 2015.

Research and Development Expenses

Research and development expenses were $3.0 million for the three months ended September 30, 2016 as compared to $1.1 million for one month ended July 31, 2015 and $1.9 million for the two months ended September 30, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15.2 million for the three months ended September 30, 2016 compared to $1.9 million for one month ended July 31, 2015 and $12.7 million for the two months ended September 30, 2015.

Amortization of Intangibles

Amortization of intangible assets was $10.1 million for the three months ended September 30, 2016 compared to $2.4 million for one month ended July 31, 2015 and $6.8 million for the two months ended September 30, 2015. See Note 7 to the condensed consolidated and combined financial statements contained in this Report for more information regarding the intangible assets acquired in the Business Combination.

Change in Fair Value of Contingent Consideration

As discussed in Note 3 to the condensed consolidated and combined financial statements, pursuant to the Business Combination, the Company entered into various forms of contingent consideration, including the warrant consideration, the deferred payment, and the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings. For the three months ended September 30, 2016, the Company recognized a $1.0 million gain related to the reduction in the fair value of the warrant consideration and a $0.6 million gain resulting from a reduction in the fair value of the tax amortization benefit contingency.

Interest Expense

Interest expense was $14.5 million for the three months ended September 30, 2016 compared to $0.0 million for the one month ended July 31, 2015 and $9.3 million for the two months ended September 30, 2015.

Income taxes

Income tax expense was $4.7 million for the three months ended September 30, 2016 compared to income tax benefit of $1.2 million for the one month ended July 31, 2015 and $4.6 million for the two months ended September 30, 2015.

Comparison of Results of Operations for the nine months ended September 30, 2016 (Successor) compared to the seven months ended July 31, 2015 (Predecessor) and two months ended September 30, 2015 (Successor)

Net Sales

Net sales were $108.0 million for the nine months ended September 30, 2016 as compared to $52.7 million for the seven months ended July 31, 2015 and $59.7 million for two months ended September 30, 2015. The decrease was primarily attributable to lower net sales in the Southern Hemisphere in the first half of 2016.

Cost of Sales

Cost of sales was $48.6 million for the nine months ended September 30, 2016 as compared to $10.6 million for the seven months ended July 31, 2015 and $45.7 million for two months ended September 30, 2015. Included in these amounts were $30.4 million in the current year and $38.7 million in the prior year of amortization of inventory step up. If the amortization of inventory step-up is excluded, gross profit margin would have been 83 percent in the first nine months of 2016 versus 84 percent in the first nine months of 2015.

Research and Development Expenses

Research and development expenses were $11.2 million for the nine months ended September 30, 2016 as compared to $11.6 million for the seven months ended July 31, 2015 and $1.9 million for two months ended September 30, 2015. The decline was driven by the discontinuation of certain projects following the Company’s separation from Dow.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $49.4 million for the nine months ended September 30, 2016 compared to $16.8 million for the seven months ended July 31, 2015 and $12.7 million for two months ended September 30, 2015. This increase in selling, general, and administrative expenses for the nine months ended September 30, 2016, as compared to the combined nine month periods ended September 30, 2015, was primarily driven by non-recurring costs to establish the Company as a separate public company of $13.3 million, incremental recurring expenses of $6.5 million to support the Company's standalone infrastructure, severance costs of $3.9 million and litigation costs of $0.9 million.

Amortization of Intangibles

Amortization of intangible assets was $29.9 million for the nine months ended September 30, 2016 compared to $16.9 million for the seven months ended July 31, 2015 and $6.8 million for two months ended September 30, 2015. See Note 7 to the condensed consolidated and combined financial statements contained in this Report for more information regarding the intangible assets acquired in the Business Combination.

Change in Fair Value of Contingent Consideration

As discussed in Note 3 to the condensed consolidated and combined financial statements contained in this Report, pursuant to the Business Combination, the Company entered into various forms of contingent consideration, including the warrant consideration, the deferred payment, and the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings. For the nine months ended September 30, 2016, the Company recognized a $3.1 million gain resulting from a reduction in the fair value of the deferred payment, a $1.3 million gain related to the mark to market adjustment of the warrant consideration and a $0.6 million gain resulting in from a reduction in the fair value of the tax amortization benefit contingency.

Interest Expense

Interest expense was $43.9 million for the nine months ended September 30, 2016 compared to $0.0 million for the seven months ended July 31, 2015 and $9.3 million for the two months ended September 30, 2015.

Income taxes

Income tax benefit was $26.2 million for the nine months ended September 30, 2016 compared to income tax expense of $10.8 million for the seven months ended July 31, 2015 and income tax benefit of $4.6 million for the two months ended September 30, 2015.

Non-GAAP Measure

The following table sets forth the non-GAAP financial measure of EBITDA. The Company believes this non-GAAP financial measure provides meaningful supplemental information as it is used by the Company’s management to evaluate the Company’s performance, is more indicative of future operating performance of the Company, and facilitates a better comparison among fiscal periods, as the non-GAAP measure excludes items that are not considered core to the Company’s operations. These non-GAAP results are presented for supplemental informational purposes only and should not be considered a substitute for the financial information presented in accordance with GAAP.

The following is a reconciliation between the non-GAAP financial measure of EBITDA to its most directly comparable GAAP financial measure, net income (loss):

	Successor	Predecessor	Successor	Successor	Predecessor	Successor
(in thousands)	Three months ended September 30, 2016	July 1, 2015 through July 31, 2015	August 1, 2015 through September 30, 2015	Nine Months Ended September 30, 2016	January 1, 2015 through July 31, 2015	August 1, 2015 through September 30, 2015
GAAP Net income (loss)	$7,312	$(2,528)	(14,021)	$(42,989)	$(14,057)	$(14,021)
Provision (benefit) for income taxes	4,676	(1,232)	(4,591)	(26,239)	10,849	(4,591)
Amortization of inventory step-up(1)	—	—	38,702	30,377	—	38,702
Interest expense(2)	14,526	—	9,313	43,850	—	9,313
Depreciation and amortization	10,269	2,466	7,969	30,458	17,379	7,969
Non-GAAP EBITDA*	$36,783	$(1,294)	$37,372	$35,457	$14,171	$37,372

(1)	The amortization of inventory step-up related to the acquisition of AgroFresh is charged to income based on the pace of inventory usage.

(2)	Interest on the term loan, inclusive of accretion for debt discounts, debt issuance costs and contingent consideration.

*Changes in Financial Metric Reporting
The Company is implementing a change to its reporting of non-GAAP metrics. The Company will no longer report adjusted EBITDA as a non-GAAP financial metric. Instead, Agrofresh has commenced this quarter reporting non-GAAP EBITDA as the key non-GAAP financial measure of the business. The Company believes this change will improve the transparency of the business and increase the comparability of the Company's results.

Liquidity and Capital Resources
Cash Flow

	Successor	Predecessor	Successor
(in thousands) $	Nine Months Ended September 30, 2016	January 1, 2015 through July 31, 2015	August 1, 2015 through September 30, 2015
Net cash used in operating activities	(5,123)	(5,598)	(17,185)
Net cash used in investing activities	(5,441)	(613)	(405,255)
Net cash (used in) provided by financing activities	(4,676)	6,211	452,014

Cash used in operating activities was $5.1 million for the nine months ended September 30, 2016, comprised of a net loss of $43.0 million plus $57.2 million of non-cash items added back to arrive at cash, plus cash generated by a decrease in net operating assets of $19.7 million. Non-cash items added back to net loss were comprised mainly of depreciation, amortization and accretion of the contingent consideration of $53.4 million, $30.4 million of amortization of the step-up in inventory recorded as a result of the Business Combination, stock-based compensation of $2.9 million, amortization of deferred financing fees of $1.7 million and other non-cash items of $0.8 million offset by a deferred tax benefit of $24.9 million and a decrease in contingent consideration of $5.0 million. Cash used in operations was $22.7 million for the combined nine months ended September 30, 2015, comprised of net loss of $28.1 million plus depreciation and amortization of $24.2 million, less a deferred tax benefit of $8.8 million.
Cash used in investing activities for the nine months ended September 30, 2016 was for the purchase of fixed assets and leasehold improvements of $5.4 million. Cash used in investing activities for the combined nine months ended September 30, 2015 related to funds used as part of the Business Combination. Cash used in financing activities for the nine months ended September 30, 2016 was for the repayment of debt in the amount of $3.2 million and the purchase of treasury stock in the amount of $1.5 million. Cash provided by financing activities for the combined nine months ended September 30, 2015 was funding from the Predecessor's parent as well as net proceeds from the term loan.

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

Term Loan

On July 31, 2015, certain of our subsidiaries entered into a Credit Agreement with Bank of Montreal, as administrative agent (the “Credit Facility”). The Credit Facility consists of a $425 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a $25 million revolving loan facility (the “Revolving Loan”). The Revolving Loan includes a $10 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of September 30, 2016, the Company had issued $0.9 million of letters of credit, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan has a scheduled maturity date of July 31, 2019. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75%, or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries and (b) AF Solutions Holdings LLC, including the common stock of AgroFresh Inc.

The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to Rohm and Haas in connection with the Business Combination. Amounts available under the Revolving Loan may also be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Facility.

As of the Closing Date the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in other assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The accretion in interest expense during the three and nine months ended September 30, 2016 was approximately $0.5 million and $1.5 million, respectively.

PIPE Shares

In connection with the closing of the Business Combination, the Company issued an aggregate of 4,878,000 shares of common stock, for an aggregate purchase price of $50.0 million, in a private placement (“PIPE”).

Stock Repurchase Program

In November 2015, the Company’s board of directors approved a Stock Repurchase Program totaling $10 million of the Company’s publicly-traded shares of common stock. The Repurchase Program will remain in effect until November 17, 2016, unless terminated earlier by the Company. During the nine months ended September 30, 2016, the Company repurchased 249,047 shares of common stock at an average market price of $5.95.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than detailed below. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contingent Consideration

As part of the Business Combination, Dow is entitled to receive future contingent consideration and other payments from the Company in relation to (i) in 2018, a deferred payment from the Company of $50,000,000, subject to the Company’s achievement of a specified average Business EBITDA level over the two year period from January 1, 2016 to December 31, 2017; (ii) warrants to purchase the Company’s common stock pursuant to a Warrant Purchase Agreement; (iii) a Tax Receivables Agreement under which the Company will pay annually to Dow 85% of the amount of the tax savings, if any, in U.S. Federal, state and local income tax or franchise tax that the Company actually realizes as a result of the increase in tax basis of the AgroFresh Inc. assets resulting from a section 338(h)(10) election that the Company and Dow made in connection with the Business Combination; and (iv) the final working capital settlement. See Note 3 to the unaudited condensed consolidated and combined financial statements contained in this Report for further discussion of contingent consideration in connection with the Business Combination.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk for changes in interest rates relates primarily to our Term Loan and Revolving Loan. We have not used derivative financial instruments in our investment portfolio. The Term Loan and Revolving Loan bear interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. Holding debt levels constant, a 100 basis point increase in the effective interest rates would have increased the Company’s interest expense by $3.2 million for the nine months ended September 30, 2016.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be quantified by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by our operations in the first nine months of 2016, revenues would have decreased by approximately $7.1 million and EBITDA would have decreased by approximately $4.0 million for the nine months ended September 30, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our interim Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

We commenced our remediation efforts related to the above material weakness in the first quarter of 2016. During the first nine months of 2016,

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

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 3, 2016, we filed a lawsuit against MirTech, Inc. (“MirTech”), Decco U.S. Post-Harvest, Inc. (“Decco”) and certain related parties in the United States District Court for the District of Delaware. Our complaint alleges, among other things, that MirTech, a former consultant to AgroFresh, appropriated AgroFresh’s confidential information and technology, in violation of agreements between MirTech and AgroFresh, and that MirTech and Decco are collaborating to infringe on several of AgroFresh’s patents. Our complaint seeks, among other relief, declarations that we are the owner of a number of patents filed by MirTech, injunctive relief to stop the infringement of our patents, and monetary damages.

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

If we do not successfully manage the transition associated with the appointment of a new chief executive officer and chief financial officer, our business may be harmed.

Our current Chief Executive Officer, Jordi Ferre, and Chief Financial Officer, Katherine M. Harper, both commenced their employment with us on October 3, 2016. Our former Chief Executive Officer and Chief Financial Officer resigned from such positions in March 2016 and September 2016, respectively. In addition, our former President resigned from such position effective in April 2016. Any changes that may result from hiring our new Chief Executive Officer or Chief Financial Officer can create uncertainty and may negatively impact our ability to execute our business strategy quickly and effectively. In addition, management transition periods can be difficult as the new management gains detailed knowledge of our operations, and friction or further management changes or disruptions could result from changes in strategy and management style. Until we integrate our new Chief Executive Officer and Chief Financial Officer, we may be unable to successfully manage our business and growth objectives, and our business could suffer as a result.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2015.(1)
3.2	Series A Certificate of Designation.(1)
3.3	Amended and Restated Bylaws.(2)
3.4	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of September 3, 2015.(3)
4.1	Specimen Common Stock Certificate.(1)
4.2	Specimen Warrant Certificate.(1)
10.1	Employment Agreement, dated July 14, 2016, between the Company and Jordi Ferre. (4)
10.2	Employment Agreement, Dated as of September 23, 2016, between the Company and Katherine Harper. (5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on August 6, 2015.

(2)	Incorporated by reference to Annex A to the Company’s definitive proxy statement (File No. 001-36197) filed with the Securities and Exchange Commission on July 16, 2015.

(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 10, 2015.

(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on July 19, 2016.

(5)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 30, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AgroFresh Solutions, Inc.

Date: November 9, 2016

By: /s/ Jordi Ferre
Name: Jordi Ferre
Title: Chief Executive Officer

By: /s/ Katherine Harper
Name: Katherine Harper
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2015.(1)
3.2	Series A Certificate of Designation.(1)
3.3	Amended and Restated Bylaws.(2)
3.4	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of September 3, 2015.(3)
4.1	Specimen Common Stock Certificate.(1)
4.2	Specimen Warrant Certificate.(1)
10.1	Employment Agreement, dated July 14, 2016, between the Company and Jordi Ferre.(4)
10.2	Employment Agreement, Dated as of September 23, 2016, between the Company and Katherine Harper.(5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on August 6, 2015.

(2)	Incorporated by reference to Annex A to the Company’s definitive proxy statement (File No. 001-36197) filed with the Securities and Exchange Commission on July 16, 2015.

(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 10, 2015.

(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on July 19, 2016.

(5)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 30, 2016.