Form 10-K
period 2016-12-31
AgroFresh Solutions, Inc.
filed 2017-03-16
CIK 1592016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
 Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  ☐  Yes ☒  No
     As of June 30, 2016, the aggregate market value of the common stock held by nonaffiliates of the registrant, based on the $5.31 closing price of the registrant’s common stock as reported on the NASDAQ Stock Market on that date, was approximately $146 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
The number of shares of the registrant’s common stock outstanding as of March 2, 2017 was 50,703,587.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this annual report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2017, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2016.

2

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

PART I

ITEM 1. BUSINESS

Overview

AgroFresh Solutions, Inc. (the “Company”, “AgroFresh”, “we”, “us” or “our”) is a global agricultural innovator in proprietary technologies that preserve the quality and value of fresh produce, including apples, pears, kiwifruit, avocados, and bananas, as well as flowers. We have a strong, proven track record in apple and pear storage solutions and are expanding our pre- and post-harvest applications with other varieties of produce. We expect to continue to grow through strategic expansion of our core franchise, the development of a robust pipeline of high-value solutions that preserve the quality and value of fresh produce, and the pursuit of related, accretive acquisitions.

The SmartFresh™ Quality System (“SmartFresh”), our current principal product, uses proprietary technology to regulate the post-harvest ripening effects of ethylene, the naturally occurring plant hormone that triggers ripening in certain fruits and vegetables. The active ingredient in this technology blocks the effects of ethylene. SmartFresh is naturally biodegradable and leaves no detectable residue, which has significant consumer appeal. We believe that SmartFresh preserves the texture, firmness, taste, and appearance of produce during storage, transportation, and retail display. SmartFresh allows growers and packers to deliver “just harvested” freshness on a year-round basis and retailers to increase customer satisfaction with fresh, high quality produce. An integral part of the SmartFresh sales process is the AgroFresh Whole Product offering, which is a direct service model providing customers with on-site applications of SmartFresh at their storage facilities together with value-added advisory services.

We are also investing in and launching new solutions that are expected to drive future growth. We have developed and launched our Harvista™ technology (“Harvista”) for use in pre-harvest management of pome fruit, such as apples and pears. Just as we believe SmartFresh revolutionized post-harvest apple storage, we expect Harvista can have a similar impact in the orchard. Harvista slows ripening (starch conversion), reduces fruit drop, and holds fruit on the tree longer to promote better color and fruit size development, thereby bringing new benefits to the grower and the retailer. It also extends the harvest window to allow growers maximum flexibility in harvest timing while providing peace of mind.

Our near-term product pipeline also includes AdvanStore™ technology (“AdvanStore”), which provides advanced monitoring of fresh fruit while in storage, the RipeLock™ Quality System (“RipeLock”), a proprietary technology which extends the shelf life of bananas, and LandSpringTM, a proprietary technology that minimizes stress induced ethylene effects in vegetable seedling transplants allowing for better post-transplant vigor.

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

Competitive Strengths

We believe that the following strengths differentiate us from our competitors and serve as the foundation for our continued growth:

Global Agricultural Innovator with Proprietary Technical Know-How and Solutions. We are an agricultural innovator in proprietary technologies that preserve the quality and value of fresh produce in over 40 countries. Our scientists and research staff are leaders in the field of post-harvest physiology. Since the launch of SmartFresh in 2002, we have developed an extensive and exclusive database on produce physiology and preferences of our more than 3,000 customers. Using this extensive proprietary technical expertise, SmartFresh delivers a step-change in storage solutions for apples and pears, allowing for significantly less waste and greater productivity, as well as a constant supply of high quality fruit throughout the year. We believe our Harvista technology has the potential to significantly impact the pre-harvest stage, allowing apple and pear growers the ability to better manage their harvest, reduce waste and improve fruit quality. With AdvanStore, we expect to be able to provide packers unparalleled information about the condition of their fruit while in cold storage using novel monitoring technologies. The combination of Harvista, SmartFresh and AdvanStore offers apple and pear growers a unique solution to improve the results they are able to deliver to their customers. LandSpring is an additional pre-harvest technology that benefits seedling growers by making the seedlings less sensitive to stresses such as heat, cold and flooding. RipeLock technology is an innovative fruit quality management system for bananas, offering flexibility and consistency to growers, ripeners and retailers enabling them to deliver bananas at a ripeness preferred by consumers. We believe that our storage solutions and portfolio of pre- and post-harvest service offerings are well positioned to help address customer needs.

Compelling Benefits for Value Chain. Consumer surveys have found that freshness is the most important driver of satisfaction with produce purchased at retail. The ability to store produce longer while preserving just-harvested quality allows growers and packers to extend their marketing window and capitalize on seasonal pricing trends. We believe that SmartFresh revolutionized the apple industry by allowing growers and packers to meet year-round consumer demand for just-harvested quality. This extension of post-harvest life substantially increases the value of produce that is harvested on a seasonal basis but is sold to consumers throughout the year, particularly during the summer months when apple prices have historically peaked. The cost of SmartFresh translates into less than one cent per pound of apples, and can provide up to a 20-fold increase in value to the grower or packer over the cost of the service. Due to its high effectiveness and low cost relative to the value of the crop treated, we believe that SmartFresh provides compelling benefits across the value chain, from grower to retailer.

Unique Business Model with Sustainable Competitive Strengths. The AgroFresh Whole Product offering is a direct service model which comprises not only product applications but also “mission critical” advisory services. The AgroFresh product application uses a formulation of 1-MCP, an ethylene action inhibitor with a proven ability to maintain freshness and extend the shelf life of certain fresh produce, which is released into sealed storerooms using company-owned equipment. We have established a global footprint with operations in over 40 countries, allowing us to make over 35,000 monitored applications in 2016. We currently have approximately 40 employees in research and development working in seven AgroFresh locations around the world and at numerous research institutes and customer sites. This infrastructure investment has allowed us, over the past decade, to amass a proprietary database of technical data regarding the effective use of SmartFresh with a wide range of apple varieties in variable conditions. Our advisory services utilize this information to assist customers in maximizing the profitability of their operations. We believe that our direct service model, extensive technical know-how, and brand loyalty will continue to sustain our competitive strengths.

Multiple Drivers of Future Growth. The market penetration of apples treated with SmartFresh outside the U.S. has been growing but has not yet reached the levels achieved in the U.S. We are increasing our sales and marketing efforts in non-U.S. regions to seek to capture these penetration opportunities and are working to increase the use of SmartFresh on other crops, including pears, kiwifruit, plums, and bananas. Harvista extends our proprietary technology into pre-harvest management of apples and pears. Harvista is undergoing an expanded commercial launch in the U.S. We also achieved the first commercial sales for Harvista in Turkey in 2015 and Argentina and Israel in 2016. We also expect to make a limited launch of Harvista in South Africa and Chile in 2017, and to increase Harvista penetration in the U.S. In addition, we are investing in and launching new solutions that we anticipate will drive continued business growth. AdvanStore offers atmospheric monitoring that storage operators are not capable of achieving with existing controlled atmosphere (“CA”) technology. This advanced monitoring system is being developed with our extensive understanding of fruit physiology, fruit respiration, current CA technology, and new proprietary diagnostic tools for measuring 1-MCP and other fruit volatiles and is designed to provide solutions to customers to help them protect the value of their crops. RipeLock combines 1-MCP with modified atmosphere packaging designed specifically for preserving the quality of bananas during transportation and extending their yellow shelf life for retailers and consumers. LandSpring is approved for use in much of the U.S, on tomato and pepper seedlings. It is applied to seedlings prior to transplant from the plant house to the field. This stress event causes the plant to produce ethylene. LandSpring blocks the potential effects of ethylene that can allow for increased plant vigor including better root establishment, development of greater leaf surface, and less susceptibility to disease. Better plant health at time of transplant can lead to better yields.

High Customer Touch and Retention. Our personnel interact with our customers face to face throughout the year—from harvest to harvest, to address all aspects of post-harvest operations and a variety of customer specific issues. We offer customer specific programs designed to improve the economics of growers and packers. We believe that this, in turn, has produced a high level of customer retention and trust in the product efficacy and related support services that come with the AgroFresh Whole Product offering.

Proven Management Team. Our management team has extensive agricultural and related industry experience, long-standing customer relationships, and a long track record of success in bringing valuable services and solutions to market. Commercial and technical experts are located in key geographies worldwide to provide on-site advisory services, which help customers optimize crop potential. We encourage an independent and entrepreneurial spirit among our management team and employees.

Industry Overview

Food Preservation and Freshness

According to the FAO, over 1.3 billion tons of food, or approximately one third of the total food produced worldwide, is lost to spoilage or waste each year, including food valued at an estimated $48.3 billion in the U.S. alone. According to an October 2013 TESCO Consumer Study, nearly 45% of all fresh fruits and vegetables, including 40% of apples and 20% of bananas, are lost to spoilage. Loss or waste along the food supply chain has a variety of causes, including degradation of fresh produce during storage and transportation.

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

Our Business

We are an agricultural innovator in proprietary advanced technologies that enhance the freshness, quality, and value of fresh produce. We currently offer SmartFresh applications at customer sites through a direct service model utilizing third-party contractors. As part of the AgroFresh Whole Product offering, we also provide advisory services based on our extensive knowledge on the use of 1-MCP collected through thousands of monitored applications done as a part of the AgroFresh Whole Product offering. We operate in over 40 countries and currently derive over 90% of our revenue working with customers to protect the value of apples, pears and other produce during storage. We also offer Harvista pre-harvest technology in the U.S, Argentina, Turkey and Israel. LandSpring, an additional pre-harvest technology for seedlings is being marketed primarily in the US. RipeLock, an innovative quality management system is being marketed in the US and Europe. Line extensions and new services are planned for introduction to seek to strengthen our global position in post-harvest storage and to capitalize on adjacent growth opportunities in pre-harvest markets.

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

SmartFresh Value Proposition

The value of SmartFresh with any crop is determined by both the biological efficacy with that crop and the utility value the application delivers to the customer. The biological efficacy with apples is high; apples are sensitive to ethylene and SmartFresh is effective at delaying ripening. In addition, SmartFresh brings high utility value by helping to keep apples fresh year-round despite their limited harvest windows. This set of attributes has resulted in the widespread adoption of SmartFresh by apple growers and packers throughout much of the world. The cost of SmartFresh translates into less than one cent per pound of apples, providing significant economic value to customers. The price paid for SmartFresh is small relative to both the value of the crop and the importance of maintaining the quality of that crop during storage. The use of SmartFresh gives growers and packers the ability to store apples from one season to the next without losing their just picked quality characteristics.

SmartFresh is particularly effective in preserving the quality of apples. Beneficial effects of SmartFresh have been proven across numerous apple varieties throughout the world. SmartFresh is also effective with other crops, including pears, kiwifruit, plums, persimmons, avocados, and flowers, the latter marketed under the EthylBloc brand name and various private label brands.

SmartFresh Service Model

We believe that we have developed deep, trusted relationships with our customers by combining our effective SmartFresh product with application expertise and trusted advisory services, which we refer to as the AgroFresh Whole Product offering. We made over 35,000 monitored applications in 2016 alone, and over the past decade we have amassed a valuable proprietary database of technical information on the best practices for the effective use of SmartFresh on a wide range of apple and pear varieties. The advisory services component of the AgroFresh Whole Product offering utilizes this information to help maximize the profitability of our customers’ operations.

Seasonality

Our business is highly seasonal, driven by the timing of harvests in the northern and southern hemispheres. The first half of the year is when the southern hemisphere harvest occurs and the second half of the year is when the northern hemisphere harvest occurs. Since the northern hemisphere harvest is typically larger, a significant portion of our sales and profits are historically generated in the second half of the year. In addition to this seasonality, factors such as weather patterns may impact the timing of the harvest within the two halves of the year.

Our Other Products

Harvista

Harvista is a pre-harvest management product that brings ethylene management into orchards and fields. Our Harvista product line includes several proprietary 1-MCP formulations that are specifically designed to keep fruit on the tree longer, which allows more color and size development and reduces fruit stress.

Harvista provides flexibility for fruit harvesters when it is needed the most — within a few days before harvest or when bad weather strikes. The application of Harvista in the period leading up to harvest allows the grower to better manage the optimal timing and scheduling of harvest. Additionally, application prior to, or following, a stress event such as bad weather helps to reduce the incidence of fruit drop or other adverse reactions triggered by these events, which can lower crop yields and cause significant economic loss. We believe the flexibility to apply treatment close to harvest provides growers using Harvista with valuable harvest management benefits compared to competing solutions using older technology that require applications well in advance of harvest.

Harvista extends the “ideal harvest window,” the period during which fruit quality is at its peak, by keeping the fruit on the tree longer. For pome fruits, Harvista can extend the length of the harvest window for up to an additional 14 days. This added flexibility creates significant benefits both in terms of harvest logistics and crop profitability. Widening the harvest window allows for better scheduling and the optimization of limited resources, such as harvest crews and equipment. The extended harvest window can result in increased average size and weight of fruit. Overall, the value of the crop is enhanced by bigger average sizes, better color, and fewer defects.

We offer Harvista technology for apples and pears through a pre-scheduled application service including aerial and/or ground applications. Typically, our technical staff designs the protocol in consultation with the customer, and third-party service providers make the applications. We are also implementing a program to allow customers to make their own applications through AgroFresh owned sprayers or using kits to modify the customers' own sprayers. This will give orchard operators flexibility to manage the application timing to meet orchard conditions.

Harvista applications were launched in the U.S. in 2012 in the Northwest region and in 2014 in the Eastern regions. Harvista was also launched in Turkey in 2015 and in Argentina in 2016. Management is currently compiling data for registrations in ten more countries, which are expected to be granted on a country by country basis over the next five years. Additional registrations and label expansions are expected to be pursued as new formulations and/or crop concepts are validated.

The company is actively exploring the potential benefit of Harvista on other crops outside of tree fruit, as the proprietary technology is believed by AgroFresh to help plants and fruits resist the adverse effects of stress brought on by bad weather and other events, such as transplanting.

AdvanStore

Our AdvanStore platform is intended to extend the AgroFresh Whole Product offering into monitoring the condition of produce during storage. We expect our AdvanStore services to protect the value of the customer’s investment by analyzing the atmosphere of a storage room to determine if, and provide advance notice when, there are conditions present in the room that may be detrimental to the quality of the produce. The AdvanStore offering includes the installation of proprietary advanced sensor equipment in a customer’s facility that will provide “real-time” monitoring, analytics and feedback to enable the customer to more optimally manage the condition of the stored commodity. Through internal innovation and external alliances, the AdvanStore platform reflects our strategy to provide proprietary complete storage solutions to customers by leveraging our extensive knowledge of fruit physiology. We expect that successful beta testing for AdvanStore in 2016 will enable a commercial launch in North America in 2017.

RipeLock

RipeLock is an innovative fruit quality management system specifically designed for the banana industry. The patent-pending RipeLock system combines a specially-engineered, micro-perforated form of Modified Atmosphere Packaging (“MAP”) and our proprietary 1-MCP formulation. The combination of MAP with 1-MCP provides greater control over the ripening progression of bananas during shipping, distribution, and display. We believe that bananas handled with RipeLock technology retain their bright-yellow color, firm texture, fresh taste, and appealing look for significantly longer than untreated bananas. As a result, RipeLock maximizes the marketable “yellow life” of the fruit, providing economic benefits to brand owners and retailers. Commercial launch of RipeLock began in 2015, and the technology continues to progress through customer testing with brand owners, ripeners, food service companies and retailers in the U.S. and Europe.

LandSpring

LandSpring technology is a plant-growth regulator (PGR) for pre-transplant use on seedlings to help them withstand transplanting and other stresses encountered in the field. LandSpring’s active ingredient, 1-MCP, prevents the ethylene signals that would prompt a stress event in the seedling and reduce growth. Among the number of protective benefits, this technology makes seedlings less sensitive to stresses such as heat, cold, UV radiation, drought, flooding and salinity that often occur after planting. When applied before transplanting, LandSpring counteracts stress effects resulting in greater plant vigor and a healthier crop that is better able to withstand adverse environmental conditions and give growers the best change of a maximum yield.

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

•
Further penetrate short term cold storage opportunities in all regions. AgroFresh currently provides its offering to over 80% of US apples stored beyond 30 days. This percentage is much lower in Latin America, Asia Pacific and Europe. Penetration is typically driven by the pace of registrations, which were earliest in the U.S., and AgroFresh sees these other geographies presenting further opportunities for growth moving forward, as well as shorter term apple storage opportunities in all regions with existing customers.

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

•
Expand into other segments such as pre-harvest fruit quality management, fungal and microbial control solutions, diagnostics and storage management solutions. Opportunities include Harvista, which involves treating the produce before harvest, creating value for the grower through treated trees which retain their fruit longer, producing larger size, improved sugar development and better color, while also extending the picking window, allowing better harvest management, labor optimization, and fruit storage potential. LandSpring prevents ethylene signals that would prompt a stress event in seedlings and reduce growth. When applied before transplanting, LandSpring counteracts stress effects, resulting in greater plant vigor and a healthier crop that is better able to withstand adverse environmental conditions. Another opportunity is AdvanStore, our next storage management solution, which is being developed to utilize our extensive knowledge of produce physiology and our extensive post-harvest quality performance database, to allow customers to have their rooms continually monitored with advanced sensing technology for various problematic volatiles and storage parameters, as well as to provide real-time SmartFresh dosage information and other offerings to optimize fruit quality and condition during storage.

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

We use a high-touch service model for our commercially available products including SmartFresh and Harvista. Sales and sales support personnel maintain direct relationships with the customers in terms of sales, price and contract negotiations, and overall customer service. Technical sales and support personnel work directly with customers to provide value-added advisory services regarding the application of SmartFresh and Harvista. The actual application of SmartFresh and Harvista is performed by service providers that are typically third-party contractors. In addition to providing Harvista full service at customer orchards in 2017, we will be providing retrofit kits to customers to allow them to use their own sprayers to make applications themselves.

We have a dedicated customer service organization responsible for fulfilling customer-related requirements as well as coordinating all services being delivered by service providers. During the harvest season, temporary third-party resources are added to the customer service organization to support the high volume of transactions and activities.

Marketing and Sales

In December, 2016, AgroFresh changed its organizational structure and leadership team to support its strategic growth and diversification objectives. The goal of the organizational change is to consolidate the Company’s core business units under a global general manager while adding leadership and focus to accelerate new business development activities.

The company’s core post-harvest business includes the SmartFresh business, Harvista and AdvanStore, all designed to strengthen the company’s leadership in the post-harvest space. With a direct business model, this commercial team calls on end-user customers, not just dealers and distributers. They also work closely in the field with service providers. There is one global general manager with separate regional leads for North America, EMEA, Latin America and APAC, respectively.

The new business development organization is tasked with spurring commercialization of innovations and diversifying the Company’s business outside of its leadership position in the core post-harvest area. This group is responsible for the Company’s expansion of RipeLock, LandSpring and Invinsa, while also exploring new opportunities.

The technical sales support group housed within the Research and Development organization, supports the sales team. Technical sales support runs customer-specific trials for local crop varieties or specialized storage and distribution conditions and conducts follow-up with customers. These individuals work closely with customers to provide advice on appropriate protocols for SmartFresh and Harvista applications depending on crop, variety, region, and climatic conditions. The technical sales support group draws on our extensive knowledge base of 1-MCP applications across all regions and conditions.

Marketing and communications functions are organized on a global and regional basis. The regional teams manage the core post-harvest business's marketing needs, while the Global marketing department is responsible for corporate brand stewardship and communications, as well as serving as a center of excellence to support all product launches, advertising and trade shows. The teams reach out to customers to keep them up to date on the latest research and news about AgroFresh products. Market research, including product penetration, collecting competitive intelligence and tracking other relevant market and industry information, is managed globally in conjunction with the regional teams.

No single customer accounted for more than 10% of net sales in 2016, 2015, or 2014.

Competition

The market for the use of 1-MCP is evolving and, as observed in 2016, we expect to continue to face growing competition as one of our key patents will expire within the next three years. We compete with other pre- and post-harvest crop preservation providers that have similar product claims and offer potential functional substitutes for our products. Current competitors include: dynamic controlled atmosphere storage companies, including Harvest Watch; Janssen Pharmaceutical and Pace International selling the Fysisum 1-MCP technology; and 1-MCP generic sellers such as AgroBest, Fitomag and several Chinese companies. ReTainTM is used pre-harvest for extending the harvest season across all regions with the exception of the European Union. We believe that the principal factors of competition in our industry include reputation, product quality, customer service and intimacy, product innovation, technical service and value creation. We believe that we compete favorably with competitors on the basis of these and other factors. See the subsection titled “Competitive Strengths” above.

Research and Development

Research and development plays an important role at AgroFresh in supporting customers as well as developing line extensions and new products. Approximately half of our research and development resources are located in facilities in North America, with the remainder across the other regions. Approximately 30% of our research and development resources are third-party contractors. During fruit harvest times (August to November in the Northern Hemisphere and late January to early May in the Southern Hemisphere), we hire additional third-party contract scientists to assist AgroFresh in the execution of experiments involving Harvista, SmartFresh, and AdvanStore technologies. Most of the regional research and development facilities focus on business aligned research and development initiatives to develop line extensions and create new products. Research and development makes use of core competencies in a number of technical areas including post-harvest physiology, analytical chemistry, regulatory sciences, regulatory affairs, formulation science, formulation process development, organic chemistry, and delivery systems. Initiatives focused on next generation solutions utilize expertise in molecular biology, postharvest pathology, diagnostics and sensor technology.

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

Regulation and Compliance

We are subject to extensive national, state and local government regulation, and we have an internal regulatory expert team that leverages a global network of highly-experienced regulatory consultants. Through this network, we have successfully obtained registrations for SmartFresh, Harvista, RipeLock, and LandSpring in every country where the review process has been completed, and the registration process for Harvista continues in many additional countries. As of December 31, 2016, we had completed more than 80 comprehensive international health and environmental tests and have obtained product registrations in 45 countries that have approved 1-MCP technology. These studies support the conclusion that 1-MCP products are safe for consumers, workers and the environment. The products are in compliance with domestic and global regulations such as the U.S. Environmental Protection Agency, FAO, FDA, the European Chemicals Bureau and the Global Partnership for Good Agricultural Practice. We do not anticipate any significant problems in obtaining future required licenses, permits or approvals that are necessary to expand our business.

For a discussion of the various risks we may face from regulation and compliance matters, see “Risk Factors” in Item 1A of this report.

Employees

As of December 31, 2016, we had approximately 191 employees. None of our employees in North America are members of a union or subject to the terms of a collective bargaining agreement. In certain other countries where we operate (including Brazil, France, Germany, Italy, Netherlands and Spain), employees are members of unions or are represented by works councils. In addition, certain of our activities have been performed historically by seasonal and part-time third-party contingent staff.

Geographic Information

Please see Note 17 to the audited consolidated and combined financial statements for geographic sales information.

Available Information

Our website is at http://www.agrofresh.com. We make available free of charge, on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after electronically filing or furnishing these reports to the Securities and Exchange

Commission ("SEC"). Information contained on our website is not a part of this Annual Report on Form 10-K. We have adopted a code of business conduct applicable to our employees including our principal executive, financial and accounting officers, and it is available free of charge, on our website’s investor relations page.

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

We serve established and knowledgeable customers in the business of growing, storing and handling of fresh produce and flowers. Key SmartFresh patents have expired or will expire over the next three years.

Actions by new or existing competitors, including introduction of competing products or services, promotions, combinations with other products or services, or price-cutting may lower our sales or require actions to retain and attract customers which could adversely affect our profitability. Increased competition from existing or new competitors could result in price reductions, increased competition for materials, reduced margins or loss of market share, any of which could materially and adversely affect our business and our operating results and financial condition. For example, during 2016, we decreased our prices to defend market share against increased competition, and may be required to take similar actions in the future.

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

Our business involves complex operations and demands a management team and workforce that is knowledgeable and expert in many areas necessary for our operations. As a company focused on both research and development and customer service in the highly-specialized horticultural pre- and post-harvest fields, we rely on our ability to attract and retain skilled employees, consultants and contractors, including our specialized research and development and sales and service personnel. As of December 31, 2016, we employed approximately 191 full-time employees, approximately 166 of whom were members of our research and development and sales and service teams. The departure of a significant number of our highly skilled employees, consultants or contractors or one or more employees who hold key regional management positions could have an adverse impact on our operations, including as a result of customers choosing to follow a regional manager to one of our competitors.

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

Our current Chief Executive Officer, Jordi Ferre, and Chief Financial Officer, Katherine C. Harper, both commenced their employment with us on October 3, 2016. Our former Chief Executive Officer and Chief Financial Officer resigned from such positions in March 2016 and September 2016, respectively. In addition, our former President resigned from such position effective in April 2016. Any changes that may result from hiring our new Chief Executive Officer or Chief Financial Officer can create uncertainty and may negatively impact our ability to execute our business strategy quickly and effectively. In addition, management transition periods can be difficult as the new management gains detailed knowledge of our operations, and friction or further management changes or disruptions could result from changes in strategy and management style. Until we fully integrate our new Chief Executive Officer and Chief Financial Officer, we may be unable to successfully manage our business and growth objectives, and our business could suffer as a result.

We are subject to risks relating to portfolio concentration.

Our business is highly dependent on a small number of products, primarily SmartFresh, based on one active ingredient, 1-MCP, applied to a limited number of horticultural products. Currently, we derive over 90% of our revenue working with customers using SmartFresh to protect the value of apples, pears, and other produce during storage. We expect these applications, products and active ingredients to continue to account for a large percentage of our profits in the near term. Our ability to continue to market and sell products containing this active ingredient in existing and new crop segments is critical to our future success.

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

Potential future acquisitions or investments may not yield the returns expected, which, in turn, could adversely affect our business, financial condition and results of operations.

We expect to selectively pursue strategic acquisitions, as well as investments in technologies that we believe are promising. Acquisitions present challenges, including geographical coordination, personnel integration and retention of key management personnel, systems integration, the potential disruption of each company’s respective ongoing businesses, possible inconsistencies in standards, controls, procedures, and policies, unanticipated costs of terminating or relocating facilities and operations, unanticipated expenses relating to such integration, contingent obligations, and the reconciliation of corporate cultures. Those operations could divert management’s attention from the business, cause a temporary interruption of or loss of momentum in the business, and adversely affect our results of operations and financial condition. Acquisitions are an important source of new products and active ingredients, technologies, services, customers, geographies and channels to market. The inability to consummate and integrate new acquisitions on advantageous terms could adversely affect our ability to grow and compete effectively.

In addition, we might not be able to identify suitable acquisition or investment opportunities or obtain necessary financing on acceptable terms and might also spend time and money investigating and negotiating with potential acquisition or investment targets but not complete the transaction.

Following any acquisitions or investments we may complete, if the new business, product or product or service portfolio does not meet our expectations for any reason, we may not achieve our forecasted results. There can be no assurance that the pre-acquisition analyses and the diligence we conducted in connection with any acquisition or investment will uncover all material issues that may be present in a particular target business or investment, or that factors outside of the target business or investment and outside of our control will not later arise. In such event, we may be required to subsequently realize restructuring, impairment or other charges that could have a significant adverse effect on our business, financial condition and results of operations.

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

We face new risks from the expanded launch of our HarvistaTM product.

Our Harvista product relies initially on a range of service providers, some of which will require different contractual arrangements than for our traditional product and service offerings. Because of capacity constraints and capital requirements for aerial and ground applications utilizing a full service model, we are seeking to develop spray equipment that can be standardized within the industry to permit self-applications with appropriate AgroFresh product stewardship and security. Further, we must establish application procedures and protocols for Harvista that will differ from region to region, crop to crop and variety to variety. We will have to communicate such procedures and protocols to our new service provider network and customers and work with the network and customers to develop a level of efficiency that will support significant growth in the adoption of Harvista. It may take longer than anticipated to develop this level of efficiency with the new service provider network and customers, which could negatively impact our business, financial condition and results of operations.

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

We rely on unaffiliated contract manufacturers to produce certain key components of our products. There is limited available manufacturing capacity that meets our quality standards and regulatory requirements, especially for the manufacturing of the active ingredient, 1-MCP. Our 1-MCP needs are currently sourced from a single qualified supplier, although we currently have sufficient safety stock to allow us to withstand a disruption in supply from that supplier. In addition, we have qualified a second supplier to provide our active ingredient in the event of a disruption from our current supplier. However, if we are unable to arrange for sufficient production capacity among our contract manufacturers or our contract manufacturers encounter production, quality, financial, or other difficulties, including labor or geopolitical disturbances, we may encounter difficulty in meeting customer demands as we seek alternative sources of supply, or we may have to make financial accommodations to such contract manufacturer or otherwise take steps to avoid or minimize supply disruption. We may be unable to locate an additional or alternate contract manufacturer that meets our quality controls and standards and regulatory requirements in a timely manner or on commercially reasonable terms. Any such difficulties could have an adverse effect on our business, financial condition and results of operations, which could be material.

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

As key SmartFresh patents have expired or will expire over the next few years, if we are not able to achieve further differentiation of our products and services through patented mixtures, new formulations, new delivery systems, new application methods or other means of obtaining extended patent protection, our ability to prevent competitors from developing and registering similar products could have an adverse effect on our sales of such product. Our patents also may not provide us with any competitive advantage and may be challenged by third parties. Further, our competitors may attempt to design around our patents.

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

We may be unable to prevent third parties from using our intellectual property and other proprietary information without our authorization or from independently developing intellectual property and other proprietary information that is similar to ours, or that has been designed around our patents, particularly in countries other than the United States. The unauthorized use of our intellectual property and other proprietary information by others could reduce or eliminate any competitive advantages we have developed, cause us to lose sales or otherwise harm our business. If it becomes necessary for us to litigate to protect these rights, any proceedings could be burdensome and costly, and we may not prevail. For example, in August 2016, we filed a lawsuit against MirTech, Inc. (“MirTech”), Decco U.S. Post-Harvest, Inc. (“Decco”) and certain related parties in the United States District Court for the District of Delaware. Our complaint alleges, among other things, that MirTech, a former consultant to us, appropriated our confidential information and technology, in violation of agreements between MirTech and us, and that MirTech and Decco are collaborating to infringe on several of our patents. Our complaint seeks, among other relief, declarations that we are the owner of a number of patents filed by MirTech, injunctive relief to stop the infringement of our patents, and monetary damages. If we do not prevail in that litigation, our business could be materially adversely affected.

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

The regulatory requirements to which we are subject are complex and vary from country to country. To obtain new registrations, it is necessary to have a local registrant, and to understand the country’s regulatory requirements, both at the time an application for registration is submitted and when the registration decision is made, which may be several years later. A significant investment in registration data is required (covering all aspects from manufacturing specifications through storage and transport, use, and, finally, disposal of unwanted product and used containers) to ensure that product performance (e.g., bio efficacy), intrinsic hazards and use patterns are fully characterized. Risk assessments are conducted by government regulatory authorities, who make the final decision on whether the documented risk associated with a product and active ingredient is acceptable prior to granting approval for sale. This process may be prolonged due to requirements for additional data or internal administrative processes. There is a risk that registration of a new product may not be obtained or that a product label may be severely reduced, restricting the use of the product. If these circumstances arise, there is a risk that the substantial investments made in product development will not lead to the projected sales that justified the investment, and our business, financial condition and results of operations may be adversely affected by failure to obtain new registrations.

Products that are already approved are subject to periodic review by regulatory authorities in many countries. Such reviews frequently require the provision of new data and more complex risk assessments. The outcome of reviews of existing registrations cannot be guaranteed; registrations may be modified or canceled. Since all government regulatory authorities have the right to review existing registrations at any time, the sustainability of the existing portfolio cannot be guaranteed. Existing registrations may be lost at any time, resulting in an immediate impact on sales. Furthermore, prior to expiration, it is necessary to renew registrations. The renewal period and processes vary by country and may require additional studies to support the renewal process. Failure to comply could result in cancellation of the registration, resulting in an impact on sales.

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

In many countries, toxicity studies, data and other information relied upon by registration authorities in support of a product registration are granted “data protection” for a period of up to 15 years after the date upon which the data was originally submitted. In addition to the period of data compensability, there is in many geographies an exclusive use period of ten years during which other companies may not legally cite our data in support of registration submissions without our written permission. In some countries, there is also a period of time during which companies may cite another company’s data upon payment of data compensation. In other countries, there is no legislation at all that effectively prevents third parties from citing our proprietary regulatory data. Furthermore, after the exclusive use period and data compensation period have expired, as was the case with respect to our data in Europe in 2016, any third party would be free to cite our data in support of its registration submissions. The possibility that third parties can use our registration data to obtain their own product registrations can adversely affect our business, financial condition and results of operations by facilitating the entry of “generic” copies of products in our portfolio into the market.

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

•
we may experience difficulties in staffing and managing multi-national operations, and face the possibility of labor disputes and unexpected adverse changes in foreign laws or regulatory requirements, including environmental, health and safety laws and laws and regulations affecting export and import duties and quotas;

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

Our operations depend upon our or our contract manufacturers' obtaining adequate supplies of raw materials on a timely basis. We typically purchase our major raw materials on a contract or as-needed basis from outside sources. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, the financial stability of our suppliers, suppliers’ allocations to other purchasers, interruptions in production by suppliers, new laws or regulations, changes in exchange rates and worldwide price levels. Additionally, we cannot guarantee that, as our supply contracts expire, we will be able to renew them, or if they are terminated, that we will be able to obtain replacement supply agreements on terms favorable to us. Our results of operations could be adversely affected if the costs of raw materials used in our manufacturing process increase significantly.

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

The failure to collect outstanding receivables could have an adverse impact on our business, financial condition and results of operations. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then we might be required to make additional allowances, which would adversely affect our results of operations in the period in which the determination or allowance was made. Bad debt write offs were less than 0.5% of revenues in each of 2016, 2015, and 2014.

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

No single customer accounted for more than 10% of our consolidated net sales in 2016, 2015, or 2014. At December 31, 2016, December 31, 2015, and December 31, 2014, no individual customer accounted for greater than 10% of our consolidated accounts receivable balance.

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

Our business is subject to a wide range of stringent laws and regulations that relate to the raw material supply chain, environmental compliance and disposal of any hazardous wastes. As with any chemical manufacturing enterprise, there are inherent hazards associated with chemical manufacturing and the related storage and transportation of raw materials, and the potential that accidents or noncompliance with laws and regulations by us, or our contract manufacturers, could disrupt our operations or expose us to significant losses or liabilities. We cannot predict the adverse impact that new environmental regulations, or new interpretations of existing regulations, might have on the research, development, production, and marketing of our products.

We rely on unaffiliated contract manufacturers to produce certain products or key components of products. Also, our suppliers or contract manufacturers may use hazardous materials in connection with producing our products. We may also from time to time send wastes to third parties for disposal. In the event of a lawsuit or investigation, we could be subject to claims for liability for any injury caused to persons or property by exposure to, or release of, such hazardous materials or wastes. Further, we may be required to indemnify our suppliers, contract manufacturers, or waste disposal contractors against damages and other liabilities arising out of the production, handling, or storage of our products or raw materials or the disposal of related wastes. Such indemnification obligations could have an adverse effect on our business, financial condition and results of operations.

We may need to recognize impairment charges related to intangible assets and fixed assets.

We have recognized substantial balances of goodwill and identified intangible assets as a result of the Business Combination, and we may record additional goodwill and other intangible assets as a result of any acquisitions we may complete in the future. We are required to test goodwill and any other intangible asset with an indefinite life for possible impairment on the same date each year and on an interim basis if there are indicators of a possible impairment. We are also required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment. As of December 31, 2016, we have fully impaired our recorded goodwill of $62.4 million, recorded an impairment of $9.5 million on trade names and have recorded an impairment of $1.3 million on certain fixed assets. There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and fixed assets. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which we operate or impairment in our financial performance and/or future outlook, the estimated fair value of our long-lived assets decreases, we may determine that one or more of our long-lived assets is impaired. An impairment charge would be determined based on the estimated fair value of the assets and any such impairment charge could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Separation from Dow

Our inability to transition successfully to being an independent company may have a material adverse effect on our business or results of operations.

Until the consummation of the Business Combination on July 31, 2015, the AgroFresh Business was a part of the integrated operations of Dow. As a result of the Business Combination, we became an independent company and it cannot be assured that we will make the transition successfully. For example, certain of our accounting and information technology systems have historically been a part of Dow’s larger operations and we may not be able to successfully complete our transition to independent operations in a timely manner, or at all, or at a higher than anticipated cost. Any delays in implementing required systems may lead to increased operating expenses. Any failure or delay in implementing these systems could also result in material misstatements in our financial statements or delays in meeting reporting obligations. Any failure to transition successfully to an independent company may have a material adverse effect on our business, financial condition or results of operations.

Our historical financial information may not be indicative of our future results as an independent company.

Our historical financial information may not reflect what our results of operations, financial position and cash flows would have been had we been an independent company during the periods presented. This is primarily a result of the following factors:

•
our historical financial information reflects cost allocation for services historically provided by Dow and we expect these allocations to be different from the costs we will incur for these services as a smaller independent company, including with respect to services provided by Dow under the Transition Services Agreement and other agreements with Dow and its affiliates. We expect that in some instances the costs incurred for these services as a smaller independent company will be higher than the share of total Dow expenses assessed to us historically; and

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

Under the terms of a Transition Services Agreement we entered into with Dow upon the consummation of the Business Combination (the “Transition Services Agreement”), Dow provides us, for a fee, specified support services related to corporate functions for various terms following the Business Combination, such as customer service, purchasing, and information systems services, unless earlier terminated according to the terms of the Transition Services Agreement. As each of the foregoing services terminates pursuant to the terms of the Transition Services Agreement, or sooner as the Company elects, we will be required to either enter into one or more new agreements with other services providers or assume the responsibility for these functions by the end of 2017. We cannot assure you that the economic terms of the new arrangements will be similar to those under our current arrangements with Dow. If we are unable to renew or replace such arrangements on a comparable basis, our business, financial condition and results of operations may be materially and adversely affected.

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

As of December 31, 2016, Dow and the Sponsor (and its affiliates) owned approximately 35% and 9%, respectively, of our outstanding common stock. In addition, the Sponsor currently beneficially owns a significant percentage of our outstanding warrants, and we expect that Dow will own a significant percentage of our outstanding warrants, pursuant to the terms of the Warrant Purchase Agreement we entered into in connection with the consummation of the Business Combination, as amended. Because of the degree of concentration of voting power (and the potential for such power to increase upon the purchase of additional stock or the exercise of warrants), your ability to elect members of our board of directors and influence our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends, may be diminished.

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

As of December 31, 2016, there were 50,037,206 shares of our common stock outstanding. Of our issued and outstanding shares that were issued prior to the Business Combination, all are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. Future sales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

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

As of December 31, 2016, outstanding warrants to purchase an aggregate of 15,983,072 shares of our common stock were exercisable in accordance with the terms of the warrant agreement governing those securities. We expect to issue warrants to purchase an additional 3,000,000 shares of our common stock, pursuant to the terms of the Warrant Purchase Agreement we entered into in connection with the consummation of the Business Combination, as amended (after netting 3,000,000 warrants to be surrendered by the Sponsor for cancellation pursuant to the terms of such agreement). All of these warrants will expire at 5:00 p.m., New York time, on July 31, 2020, or earlier upon redemption or liquidation. The exercise price of these warrants is $11.50 per share. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.

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

In December 2015, we identified a material weakness in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting or effective disclosure controls, this could have a material adverse effect on our business and stock price.

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

If we are unable to comply with the requirements of Section 404 in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we no longer qualify as an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by NASDAQ (the exchange on which our securities are listed), the SEC or other regulatory authorities, which could require additional financial and management resources.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease our current headquarter facility in Philadelphia, Pennsylvania, consisting of approximately 11,200 square feet. The lease has a 90 month term commencing in May 2016, with a five-year renewal option and an option for us to terminate the lease after 72 months. We also lease office space in Paris, France, consisting of approximately 7,100 square feet. The lease has a 108 month term commencing in October 2015. We use five primary additional leased locations worldwide to deliver product and technical services: Yakima and Wenatchee, Washington; Curico, Chile; Bologna, Italy; and Lerida, Spain. In addition, the Yakima Service Center is our product distribution center to all geographic regions around the world. We also sub-lease space from Dow in Collegeville, Pennsylvania for research and development and administrative functions.

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

As previously reported, in August 2016, we filed a lawsuit against MirTech, Inc. (“MirTech”), Decco U.S. Post-Harvest, Inc. (“Decco”) and certain related parties in the United States District Court for the District of Delaware. Our complaint alleges, among other things, that MirTech, a former consultant to us, appropriated our confidential information and technology, in violation of agreements between MirTech and us, and that MirTech and Decco are collaborating to infringe on several of our patents. Our complaint seeks, among other relief, declarations that we are the owner of a number of patents filed by MirTech, injunctive relief to stop the infringement of our patents, and monetary damages. A bench trial is scheduled for late March 2017 on certain of our contract claims.

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

The following table shows, for the periods indicated, the high and low sales prices per share of our common stock and warrants as reported by Nasdaq:

	Common Stock		Warrants
	High	Low	High	Low
Fiscal year ended December 31, 2016
First Quarter	$6.95	$4.21	$1.00	$0.23
Second Quarter	$6.82	$4.37	$0.97	$0.40
Third Quarter	$6.73	$5.07	$0.99	$0.36
Fourth Quarter	$5.47	$1.96	$0.78	$0.05
Fiscal year ended December 31, 2015
First Quarter	$9.82	$9.60	$0.75	$0.45
Second Quarter	$13.35	$9.80	$4.00	$0.69
Third Quarter	$13.21	$7.13	$3.99	$1.44
Fourth Quarter	$8.93	$4.61	$2.22	$0.50

Holders of Record

On March 2, 2017, there were approximately 76 holders of record of our common stock and 2 holders of record of our warrants. Such numbers do not include beneficial owners holding securities through nominee names.

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

Stock Performance Graph

The following graph compares the cumulative total return (assuming reinvestment of dividends) from February 19, 2014 (the date that we consummated our initial public offering) to December 31, 2016 for (i) our common stock, (ii) the S&P SmallCap 600 Index (the “Index”) and (iii) the S&P 600 Materials Group Index (the “Materials Group Index”). The graph assumes the investment of $100 on February 19, 2014 in each of our common stock, the Index and the stocks comprising the Materials Group Index.

Comparison of Cumulative Total Return Among AgroFresh Solutions Inc., the S&P SmallCap 600 Index, and the S&P SmallCap 600 Materials Index

Total Return To Shareholders
(Includes reinvestment of dividends)

QUARTERLY RETURN PERCENTAGE	Company / Index
Quarter Ended:	AgroFresh Solutions Inc.	S&P SmallCap 600 Index	S&P SmallCap 600 Materials Index
March 31, 2014	0.40	3.81	5.06
June 30, 2014	(2.48)	2.07	3.95
September 30, 2014	(1.03)	(6.73)	(6.82)
December 31, 2014	(0.62)	9.85	(0.78)
March 31, 2015	1.66	3.96	(3.11)
June 30, 2015	27.55	0.19	(4.12)
September 30, 2015	(36.48)	(9.27)	(20.38)
December 31, 2015	(20.28)	3.72	0.53
March 31, 2016	1.11	2.66	2.92
June 30, 2016	(17.03)	3.48	9.40
September 30, 2016	(0.38)	7.20	15.45
December 31, 2016	(49.91)	11.13	19.00

INDEXED RETURNS	Company / Index
Quarter Ended:	AgroFresh Solutions Inc.	S&P SmallCap 600 Index	S&P SmallCap 600 Materials Index
Base Period - February 19, 2014	$100	$100	$100
March 31, 2014	100.40	103.81	105.06
June 30, 2014	97.91	105.96	109.20
September 30, 2014	96.90	98.83	101.75
December 31, 2014	96.30	108.56	100.96
March 31, 2015	97.90	112.86	97.83
June 30, 2015	124.88	113.08	93.80
September 30, 2015	79.32	102.60	74.68
December 31, 2015	63.24	106.42	75.07
March 31, 2016	63.94	109.25	77.27
June 30, 2016	53.05	113.05	84.53
September 30, 2016	52.85	121.19	97.59
December 31, 2016	26.47	134.68	116.13

ITEM 6. SELECTED FINANCIAL DATA

As used in this section, the terms “Predecessor” and the “AgroFresh Business” refer to the business conducted by Dow through a combination of wholly-owned subsidiaries and operations of Dow, including through AgroFresh Inc. in the United States, prior to the closing of Business Combination, the term “Successor” refers to AgroFresh Solutions, Inc. (which was named Boulevard Acquisition Corp. prior to the closing of the Business Combination), and the terms “Company”, “AgroFresh”, “we”, “us” and “our” refer to the combined Predecessor and Successor companies, unless the context otherwise requires or it is otherwise indicated. The application of acquisition accounting for the Business Combination significantly affected certain assets, liabilities, and expenses. As a result, financial information for the twelve months ended December 31, 2016 may not be comparable to the financial information for the seven months ended July 31, 2015 (Predecessor) and the five months ended December 31, 2015 (Successor). Refer to Note 3 to the audited consolidated and combined financial statements contained in this Report for additional information regarding the acquisition accounting for the Business Combination.

The following tables present selected consolidated and combined historical financial data for the Successor and the Predecessor as of the dates and for each of the periods indicated. The selected consolidated historical data for the Successor for the period from inception (August 1, 2015) to December 31, 2015 and the fiscal year ended December 31, 2016 and as of December 31, 2016 and December 31, 2015 has been derived from our audited consolidated financial statements included in this annual report. The selected combined historical data for the Predecessor for the period from January 1, 2015 to July 31, 2015 and the year ended December 31, 2014 have been derived from our audited combined financial statements included in this annual report. The selected historical consolidated and combined financial data included below and elsewhere in this annual report are not necessarily indicative of future results and should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this annual report and our audited consolidated and combined financial statements and related notes.

Statements of (Loss) Income Data

	Successor		Predecessor
(amounts in thousands, except per share data)	Year Ended December 31, 2016	August 1, 2015 to December 31, 2015	January 1, 2015 to July 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Net sales	$159,669	$111,081	$52,682	$180,508	$158,789	$128,396
Gross profit	99,692	19,329	42,052	149,849	129,359	103,013
Operating (loss) income	(36,854)	(10,056)	(3,216)	69,260	52,602	29,756
(Loss) income before income taxes	(98,540)	(33,669)	(3,208)	69,256	52,597	29,492
Income tax benefit (expense)	13,020	(19,232)	10,849	41,399	25,141	16,330
Net (loss) income	(111,560)	(14,437)	(14,057)	27,857	27,456	13,162
Net (loss) income per common share:
Basic	(2.26)	(0.29)
Diluted	(2.26)	(0.29)

Balance Sheet Data

	Successor		Predecessor
(amounts in thousands)	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Cash & cash equivalents	$77,312	$57,765	$—	$—
Working capital (1)	73,631	113,086	9,996	18,787
Total assets	965,844	1,082,674	337,506	358,921
Total debt obligations	408,246	410,536	—	—
Total equity	335,145	443,903	234,351	265,328
———————————————————————————————

(1)	Working capital is defined as current assets less current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), the terms “Predecessor” and the “AgroFresh Business” refer to the business conducted by Dow through a combination of wholly-owned subsidiaries and operations of Dow, including through AgroFresh Inc. in the United States, prior to the closing of Business Combination, the term “Successor” refers to AgroFresh Solutions, Inc. (which was named Boulevard Acquisition Corp. prior to the closing of the Business Combination), and the terms “Company”, “AgroFresh”, “we”, “us” and “our” refer to the combined Predecessor and Successor companies, unless the context otherwise requires or it is otherwise indicated. The application of acquisition accounting for the Business Combination significantly affected certain assets, liabilities, and expenses. As a result, financial information for the twelve months ended December 31, 2016 may not be comparable to the financial information for the seven months ended July 31, 2015 (Predecessor) and the five months ended December 31, 2015 (Successor). Refer to Note 3 to the audited consolidated and combined financial statements contained in this Report for additional information regarding the acquisition accounting for the Business Combination.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited consolidated and combined financial statements and the notes thereto contained elsewhere in this Report.

This MD&A contains the financial measure EBITDA, which is not presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). This non-GAAP financial measure is being presented because management believes that it provides readers with additional insight into the Company’s operational performance relative to earlier periods and relative to its competitors. EBITDA is a key measure used by the Company to evaluate its performance. The Company does not intend for this non-GAAP financial measure to be a substitute for any GAAP financial information. Readers of this MD&A should use this non-GAAP financial measure only in conjunction with the comparable GAAP financial measure. A reconciliation of EBITDA to the most comparable GAAP measure is provided in this MD&A.

Business Overview

AgroFresh is a global industry leader in providing innovative data-driven specialty solutions aimed at enabling growers and packers of fresh produce to preserve and enhance the freshness, quality and value of fresh produce and to maximize the percentage of produce supplied to the market relative to the amount of produce grown. Its flagship product is the SmartFresh™ Quality System, a freshness protection technology proven to maintain firmness, texture and appearance of fruits during storage and transport. SmartFresh is currently commercialized in over 40 countries worldwide. Additionally, the Company has a number of different solutions and application technologies that have either been launched (Harvista, RipeLock, Landspring) or that it intends to launch in the future to seek to extend its footprint to other crops and steps of the global produce supply chain.

Freshness is the most important driver of consumer satisfaction when it comes to produce, and, at the same time, food waste is a major issue in the industry. About one third of the total food produced worldwide is lost or wasted each year. Nearly 45 percent of all fresh fruits and vegetables, 40 percent of apples and 20 percent of bananas, are lost to spoilage. AgroFresh plays a key role in the value chain by offering products and services that maintain produce freshness and reduce waste.

AgroFresh’s current principal product, SmartFresh, regulates the post-harvest ripening effects of ethylene, the naturally occurring plant hormone that triggers ripening in certain fruits and vegetables. SmartFresh is naturally biodegradable, leaves no detectable residue, and has been approved for use by many domestic and global regulatory organizations. Harvista extends the Company’s proprietary technology into pre-harvest management of pome fruit such as apples and pears. AdvanStoreTM is an atmospheric monitoring system under development that leverages the Company’s extensive understanding of fruit physiology, fruit respiration, current controlled atmosphere technology, and new proprietary diagnostic tools to provide improved and real time guidance to producers and packers of fresh produce regarding storage conditions so corrective measures can be made on a more timely basis. RipeLockTM combines the technology behind SmartFresh with modified atmosphere packaging designed specifically to preserve quality during transportation and to extend the yellow shelf life of bananas and other potential fruits. LandSpringTM is an innovative new 1-MCP technology targeted to transplanted vegetable seedlings. It is currently registered for use on tomato and pepper crops in the US. It reduces transplant shock, resulting in less seedling mortality and faster crop establishment, which leads to a healthier crop and improved yields.

AgroFresh’s business is highly seasonal, driven by the timing of harvests in the northern and southern hemispheres. The first half of the year is when the southern hemisphere harvest occurs and the second half of the year is when the northern hemisphere harvest occurs. Since the northern hemisphere harvest of our two core crops of apples and pears is typically larger, a significant portion of our sales and profits are historically generated in the second half of the year. In addition to this seasonality, factors such as weather patterns may impact the timing of the harvest within the two halves of the year.

AgroFresh is a former blank check company that completed its initial public offering on February 19, 2014. Upon the closing of the Business Combination with Dow on July 31, 2015, the Company changed its name to AgroFresh Solutions, Inc. The Company paid Dow cash consideration of $635 million and issued Dow 17.5 million shares of common stock at a deemed value of $12 per share. The transaction included a liability to Dow to deliver a variable number of warrants between the closing and April 2016. The cash consideration was funded through our initial public offering, a term loan, and a private placement of 4.9 million shares of common stock that yielded $50 million of proceeds. The transaction also has an earn-out feature whereby Dow is entitled to receive a deferred payment of $50 million in March 2018 if AgroFresh achieves a specified average level of Business EBITDA (as defined in the Stock Purchase Agreement related to the Business Combination) over 2016 and 2017. In addition, pursuant to a tax receivables agreement entered into in connection with the Business Combination, Dow is entitled to receive 85% of the tax savings, if any, that the Company realizes as a result of the increase in the tax basis of assets acquired pursuant to the Business Combination.

In connection with the closing of the Business Combination, AgroFresh entered into a transition services agreement with Dow. Under the agreement, Dow provides AgroFresh a suite of services for a period of time ranging from six months to five years depending on the service. However, the Company expects to terminate these services by December 31, 2017. The agreement also provides for a $5 million execution fee that was paid to Dow at the closing of the Business Combination.

Factors Affecting the Company’s Results of Operations

The Company’s results of operations are affected by a number of external factors. Some of the more important factors are briefly discussed below.

Demand for the Company’s Offerings

The Company services customers in over 40 countries and derives its revenue by assisting growers and packers to optimize the value of their crops primarily through the post-harvest period. Its products and services add value to customers by reducing food spoilage and extending the life of perishable fruits. The U.S. Food and Agriculture Organization has estimated that a growing global population will require a near doubling of food production in developing countries by 2050 to meet the expected demand of a worldwide population of 9 billion people.

This global trend, among others, creates demand for the Company’s solutions. The Company’s offerings are currently protected by patents on, among other things, the encapsulation of the active ingredient, 1-MCP.

The global produce market is a function of both the size and the yield of the crop harvested; variations in either will affect total production. Given the nature of the agricultural industry, weather patterns may impact total production and the Company's resulting commercial opportunities. The Company supports a diverse customer base whose end markets vary due to the type of fruit and quality of the product demanded in their respective markets. Such variation across end markets also affects demand for the Company’s services.

Customer Pricing

The Company’s offerings are priced based on the value they provide to the Company’s customers. From time to time, the Company adjusts the pricing of its offering to address market trends. The Company does not typically price its products in relation to any underlying cost of materials or services; therefore, its margins can fluctuate with changes in these costs. The Company’s pricing may include rebate arrangements with customers in exchange for mutually beneficial long-term relationships and growth.

Whole Product Offering

The AgroFresh Whole Product offering is a direct service model for the Company’s commercially available products, including SmartFresh and Harvista. Sales and sales support personnel maintain direct face-to-face relationships with customers year round. Technical sales and support personnel work directly with customers to provide value-added advisory services regarding the application of SmartFresh. The actual application of SmartFresh is performed by service providers that are typically third-party contractors. The Harvista application service, through both aerial and ground application, is also administered by third-party service providers or made by our customers directly.

The Company is shifting the terms of its contracts with service providers from annual renewal periods to two or three year durations in order to have greater certainty that experienced applicators will be available for the next harvest season. Most of the Company’s service providers are operating under multi-year contracts. Management believes the quality and experience of its service providers deliver clear commercial benefits.

Seasonality

The Company’s operations are subject to seasonal variation due to the timing of the growing seasons around the world. Northern Hemisphere growers harvest from August through November, and Southern Hemisphere growers harvest from late January to early May. Since the majority of the Company’s sales are in Northern Hemisphere countries, a proportionately greater share of its revenue is realized during the second half of the year. There are also variations in the seasonal demands from year to year depending on weather patterns and crop size. This seasonality and variations in seasonal demand could impact the ability to compare results between periods.

Foreign Currency Exchange Rates

With a global customer base and geographic footprint, the Company generates revenue and incurs costs in a number of different currencies, with the Euro comprising the most significant non-U.S. currency. Fluctuations in the value of these currencies relative to the U.S. dollar can increase or decrease the Company’s overall revenue and profitability as stated in U.S. dollars, which is the Company’s reporting currency. In certain instances, if sales in a given geography have been adversely impacted on a long-term basis due to foreign currency depreciation, the Company has been able to adjust its pricing so as to mitigate the impact on profitability.

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

Goodwill

As discussed in Note 2, “Summary of Significant Accounting Policies,” in the audited consolidated and combined financial statements, the Company tests goodwill and identifiable intangible assets with indefinite lives for impairment at least annually. Intangibles are tested for impairment using a quantitative impairment model. We test goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test. We consider the Company to be one reporting unit for purposes of testing goodwill for impairment.

For the 2016 impairment test, we utilized the quantitative methods to assess impairment and we concluded that goodwill was fully impaired. The inputs utilized in the analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, Fair Value.

Measurement. The process of evaluating the potential impairment of goodwill is subjective because it requires the use of estimates and assumptions as to our future cash flows, discount rates commensurate with the risks involved in the assets, future economic and market conditions, as well as other key assumptions. We believe that the amounts recorded in the financial statements related to goodwill are based on the best estimates and judgments of the Company’s management, although actual outcomes could differ from our estimates. Our annual test of goodwill indicated that goodwill was fully impaired as of December 31, 2016.

Other intangible assets

We conduct our annual indefinite-lived intangible assets impairment assessment as of December 31 of each year unless conditions arise that would require a more frequent evaluation. In assessing the recoverability of indefinite-lived intangible assets, projections regarding estimated discounted future cash flows and other factors are made to determine if impairment has occurred. If we conclude that there has been impairment, we will write down the carrying value of the asset to its fair value. Each year, we evaluate those intangible assets with indefinite lives to determine whether events and circumstances continue to support the indefinite useful lives. When testing indefinite-lived intangible assets for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Such qualitative factors may include the following:

•	Macroeconomic conditions

•	Industry and market considerations

•	Cost factors

•	Overall financial performance; and

•	Other relevant entity-specific events

Based on the results of our annual impairment review conducted in December 2016, management recorded an impairment charge of $9.5 million on its AgroFresh and SmartFresh trade names. In determining the fair value of the trade names at December 31, 2016, the Company applied the relief from royalty methodology, which is based on the assumption that without ownership of the assets, the user of the trade name would have to make a stream of payments to the owner of the trade names in return for the rights to use the trade names. By acquiring the trade name, the user avoids those payments.

Definite-lived intangible assets, such as technology, customer relationships and software are amortized over their estimated useful lives, generally for periods ranging from 4 to 24 years. The reasonableness of the useful lives of these assets is regularly evaluated. Once these assets are fully amortized, they are removed from the balance sheet.

Long-Lived Assets

Long-lived assets, which include property, plant and equipment, and definite-lived intangible assets, are assessed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows generated by that asset. In the event the carrying amount of the asset exceeds the undiscounted future cash flows generated by that asset and the carrying amount is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of the asset’s carrying amount over its fair value and is recognized in the consolidated and combined statements of (loss) income in the period that the impairment occurs. For the year ended December 31, 2016, we concluded there was no impairment of definite-lived intangible assets.

Revenue Recognition

In general, revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Revenue is presented in our consolidated and combined statements of (loss) income, net of estimated rebates and discounts.

The majority of our revenues are generated from the application of our products to fruits and vegetables either before or after harvesting.  Revenue is recognized at the time the product is applied to the fruits or vegetables as this represents the point at which our performance obligation to the customer has been completed. Revenue is recognized net of estimated payments that are expected to be paid under customer loyalty and other rebate programs. We initially record the estimated liability for payments under these programs based on our historical experience and management’s assessment of the probability that the payments will be made. Each period, we evaluate the liability to determine whether any adjustments are required.

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

Stock-Based Compensation

We recognize stock-based compensation expense for all share-based payment awards on a straight-line basis over the requisite service period of the award. Determining the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. See Note 14 to the audited consolidated and combined financial statements contained in this report for further detail on stock based compensation.

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

The breadth of our operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating taxes we will ultimately pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits in the normal course of business. A liability for unrecognized tax benefits is recorded when management concludes that the likelihood of sustaining such positions upon examination by taxing authorities is less than "more likely than not."

Recently Issued Accounting Standards and Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other, which simplifies the test for goodwill impairment. The guidance is effective for us beginning in the first quarter of fiscal year 2020. Early adoption is permitted for interim or annual goodwill impairments tests after January 1, 2017. This standard will impact future financial statements when adopted if the Company completes additional business combinations. The Company's goodwill balance at December 31, 2016 is zero.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 clarifies several aspects of accounting for share-based compensation including the accounting for excess tax benefits and deficiencies, accounting for forfeitures and the classification of excess tax benefits on the cash flow statement. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and in interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

In February 2015, the FASB issued ASU 2016-2, “Leases.” This update requires management to recognize lease assets and lease liabilities by lessees for all operating leases. The ASU is effective for periods beginning after December 15, 2018 and interim periods therein on a modified retrospective basis. We are currently evaluating the impact this guidance will have on our financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption when implementing this standard. On July 9, 2015, the FASB voted to defer the effective date of this ASU by one year to December 15, 2017, for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the effects of this update.

Results of Operations

The following table summarizes the results of operations for both the Successor and Predecessor periods:

	Successor		Predecessor
(in thousands)	Year Ended December 31, 2016	August 1, 2015 Through December 31, 2015	January 1, 2015 Through July 31, 2015	Year Ended December 31, 2014
Net sales	$159,669	$111,081	$52,682	$180,508
Cost of sales (excluding amortization, shown separately below)	59,977	91,752	10,630	30,659
Gross profit	99,692	19,329	42,052	149,849
Research and development expenses	14,767	5,256	11,599	19,399
Selling, general, and administrative expenses	61,892	31,317	16,774	31,534
Amortization of intangibles	40,327	16,504	16,895	29,656
Impairment of long lived assets	10,795	—	—	—
Goodwill impairment	62,373	—	—	—
Change in fair value of contingent consideration	(53,608)	(23,692)	—	—
Operating (loss) income	(36,854)	(10,056)	(3,216)	69,260
Other (expense) income	(173)	(24)	8	—
Loss on foreign currency exchange	(3,274)	(387)	—	—
Interest expense, net	(58,239)	(23,202)	—	(4)
(Loss) income before income taxes	(98,540)	(33,669)	(3,208)	69,256
Provision (benefit) for income taxes	13,020	(19,232)	10,849	41,399
Net (loss) income	$(111,560)	$(14,437)	$(14,057)	$27,857

Comparison of Results of Operations for the twelve months ended December 31, 2016, January 1, 2015 through July 31, 2015 (Predecessor), and August 1, 2015 through December 31, 2015 (Successor).

Net Sales

Net sales were $159.7 million for the twelve months ended December 31, 2016, as compared to net sales of $52.7 million for the seven months ended July 31, 2015 and $111.1 million for the five months ended December 31, 2015. The overall decrease in net sales in fiscal year 2016 from fiscal year 2015 was primarily related to lower sales of SmartFresh, partially offset by increased sales of Harvista.

Net sales in North America decreased to $56.2 million for 2016, down 4.4% from $58.8 million in 2015. The decrease in net sales is primarily due to lower sales of SmartFresh in North America driven by competitive price pressure, somewhat offset by mid single-digit crop growth compared to 2015. This decrease was partially offset by a 44% increase in Harvista sales. Net sales in EMEA decreased by $0.2 million to $64.7 million in 2016. Excluding currency impact of $0.4 million, EMEA net sales increased by $0.2 million, primarily due to increased penetration in apples and pears, partially offset by smaller persimmon and kiwi crops. Net sales in Latin America decreased 2.9%, mainly due to smaller apple crops in Brazil and Argentina compared to 2015, offset by increased penetration in Chile and Mexico, as well as growth in Harvista sales in Argentina. Net sales in the Asia Pacific region decreased by $0.5 million as a result of smaller crops in Australia and New Zealand compared to 2015.

Cost of Sales

Cost of sales was $60.0 million for the twelve months ended December 31, 2016, as compared to $10.6 million for the seven months ended July 31, 2015 and $91.8 million for the five months ended December 31, 2015. Included in these amounts were $30.4 million in the current year and $73.1 million in the five months ended December 31, 2015 of amortization of inventory step up. If the amortization of inventory step-up is excluded, gross profit margin would have been 81.5 percent in 2016 versus 82.1 percent in 2015. The decrease in margin was primarily driven by lower prices on SmartFresh and an unfavorable mix towards lower margin with the increase in Harvista sales.

Research and Development Expenses

Research and development expenses were $14.8 million for the twelve months ended December 31, 2016, as compared to $11.6 million for the seven months ended July 31, 2015 and $5.3 million for the five months ended December 31, 2015. Research and development expenses decreased due to discontinuation of certain projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $61.9 million for the twelve months ended December 31, 2016, as compared to $16.8 million for the seven months ended July 31, 2015 and $31.3 million for the five months ended December 31, 2015. This increase in selling, general, and administrative expenses was primarily driven by incremental recurring expenses of $6.1 million to support the Company's standalone infrastructure, severance costs of $3.0 million, non-recurring costs to establish the Company as a separate public company of $2.0 million, stock-based compensation costs of $1.4 million and litigation costs of $1.3 million.

Amortization of Intangibles

Amortization of intangibles was $40.3 million for the twelve months ended December 31, 2016, as compared to $16.9 million for the seven months ended July 31, 2015 and $16.5 million for the five months ended December 31, 2015. Amortization in the Successor periods increased compared to the Predecessor periods due to the increased value of intangible assets recognized by the Company resulting from the fair valuation of assets and liabilities assumed related to the Business Combination.

Impairment of Long-lived Assets

During the quarter ended December 31, 2016, the Company recorded a $9.5 million impairment charge related to a decline in the estimated value of AgroFresh and Smartfresh trade names and a $1.3 million charge for the write-off of assets resulting from the decision to change the product delivery system for Harvista.

Goodwill impairment

During the quarter ended December 31, 2016, the Company recorded an impairment charge of $62.4 million as a result of our annual impairment test, reducing the Company's goodwill balance to zero.

Change in fair value of contingent consideration

The Company recorded a $53.6 million gain in the twelve months ended December 31, 2016 related to a change in the fair value of contingent consideration, as compared to $0.0 million for the seven months ended July 31, 2015 and a $23.7 million gain for the five months ended December 31, 2015. As discussed in Note 3 to the audited consolidated financial statements, pursuant to the Business Combination, the Company entered into various forms of contingent consideration, including the warrant consideration, the deferred payment, and the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings. For 2016, the warrant consideration, the deferred payment, and the tax amortization benefit contingency and other incurred mark-to-market (gains) losses were $(4.9) million, $(32.5) million, $(17.4) million and $1.2 million, respectively.

Other (Expense) Income

Other (expense) income was expense of $0.2 million for the twelve months ended December 31, 2016, as compared to $0.0 million for the seven months ended July 31, 2015 and $0.0 million for the five months ended December 31, 2015.

Interest Expense, Net

Interest expense, net was $58.2 million for the twelve months ended December 31, 2016, as compared to $23.2 million for the five months ended December 31, 2015. The interest expense in the Successor periods primarily relates to the Company being a standalone company following the Business Combination. Included in interest expense is interest on the Term Loan of $24.6 million, accretion of the Tax Receivables Agreement of $15.9 million, accretion on the deferred payment of $14.3 million, and amortization of debt discount and other of $3.4 million for the twelve months ended December 31, 2016.

Income Tax Provision

Our effective tax rate was (13.2)% for the twelve months ended December 31, 2016, as compared to (338.2)% for the seven months ended July 31, 2015 and 57.1% for the five months ended December 31, 2015. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year. In addition to state income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35.0% and our effective tax rate:

During the twelve months ended December 31, 2016, there was a tax impact in the amount of $1.7 million (1.8%) resulting from non-taxable marked to market gains from private placement warrants issued as purchase price accounting consideration, a tax impact in the amount of $28.5 million (28.9%) resulting from the increase of a valuation allowance in the United States and Poland, and a tax impact in the amount of $21.8 million (22.2%) resulting from non-deductible U.S. goodwill impairment. No U.S. taxes were provided for those undistributed foreign earnings that are indefinitely reinvested outside the United States.

Comparison of Results of Operations for January 1, 2015 through July 31, 2015 (Predecessor), August 1, 2015 through December 31, 2015 (Successor) and the twelve months ended December 31, 2014 (Predecessor):

Net Sales

Net sales were $52.7 million for the seven months ended July 31, 2015 and $111.1 million for the five months ended December 31, 2015, as compared to net sales of $180.5 million for the twelve months ended December 31, 2014. The overall decrease in net sales in fiscal year 2015 from fiscal year 2014 was primarily related to a smaller Northern Hemisphere apple crop, primarily in North America. The Company estimates that the North American apple crop size was down approximately 20% versus 2014.

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

Cost of Sales

Cost of sales was $10.6 million for the seven months ended July 31, 2015 and $91.8 million for the five months ended December 31, 2015, as compared to $30.7 million for the twelve months ended December 31, 2014. The increase in the cost of sales in fiscal year 2015 as compared to fiscal year 2014 was primarily driven by $73.1 million of amortization of the inventory step-up adjustments, resulting from the purchase price allocation for the Business Combination discussed in Note 3 to the audited consolidated financial statements. Excluding the amortization of inventory step-up adjustments of $73.1 million, the cost of sales was down from $30.7 million in fiscal year 2014.

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

Other (Expense) Income

Other (expense) income was $0.0 million for the seven months ended July 31, 2015, for the five months ended December 31, 2015, and for the twelve months ended December 31, 2014.

Interest Expense, Net

Interest expense, net was $23.2 million for the five months ended December 31, 2015 as compared to interest expense of $0.0 million for the twelve months ended December 31, 2014. The increase in interest expense relates to interest on the Term Loan of $10.4 million, accretion on the deferred payment liability of $5.1 million, accretion of the Tax Receivables Agreement liability of $6.7 million, and amortization of debt discount of $0.8 million.

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

Non-GAAP Measures

The following table set forth the non-GAAP financial measure of EBITDA. The Company believes this non-GAAP financial measure provides meaningful supplemental information as it is used by the Company’s management to evaluate the Company’s performance, is more indicative of future operating performance of the Company, and facilitates a better comparison among fiscal periods, as the non-GAAP measure excludes items that are not considered core to the Company’s operations. These non-GAAP results are presented for supplemental informational purposes only and should not be considered a substitute for the financial information presented in accordance with GAAP.

The following is reconciliation between the non-GAAP financial measure of EBITDA to its most directly comparable GAAP financial measure, net (loss) income:

	Successor		Predecessor
(in thousands)	Year Ended December 31, 2016	August 1, 2015 Through December 31, 2015	January 1, 2015 Through July 31, 2015	Year Ended December 31, 2014
GAAP Net (loss) income	$(111,560)	$(14,437)	$(14,057)	$27,857
Provision (benefit) for income taxes	13,020	(19,232)	10,849	41,399
Amortization of inventory step-up(1)	30,377	73,054	—	—
Interest expense(2)	58,239	23,202	—	—
Depreciation and amortization	42,850	19,434	17,379	30,311
Non-GAAP EBITDA	$32,926	$82,021	$14,171	$99,567

———————————————————————————————

(1)	The amortization of inventory step-up related to the acquisition of AgroFresh was charged to income based on the pace of inventory usage.

(2)	Interest on the term loan and accretion for debt discounts, debt issuance costs and contingent consideration.

Liquidity and Capital Resources

Cash Flows

	Successor		Predecessor
(in thousands)	Year Ended December 31, 2016	August 1, 2015 Through December 31, 2015	January 1, 2015 Through July 31, 2015	Year Ended December 31, 2014
Net cash provided by (used in) operating activities	$30,484	$18,780	$(5,598)	$55,811
Net cash used in investing activities	$(6,528)	$(405,552)	$(613)	$(1,300)
Net cash (used in) provided by financing activities	$(6,069)	$446,706	$6,211	$(54,511)

Cash provided by (used in) operating activities was $30.5 million for the twelve months ended December 31, 2016, as compared to $18.8 million for the five months ended December 31, 2015, $(5.6) million for the seven months ended July 31, 2015, and $55.8 million for the twelve months ended December 31, 2014. In 2016, net income before non-cash depreciation and amortization, amortization of inventory step-up, and changes in fair value of contingent consideration (including accretion) was $(61.7) million. Other non-cash charges included stock-based compensation on equity-classified awards of $3.3 million, $2.3 million of deferred financing costs, $10.8 million from the impairment of long-lived assets, goodwill impairment of $62.4 million and other non-cash items of $15.1 million. Additionally, the change in net operating assets was $(1.6) million in 2016. For the five months ended December 31, 2015, net income before non-cash depreciation and amortization, amortization of inventory step-up, and changes in the fair value of contingent consideration (including accretion) was $66.2 million. This was largely offset by an increase in the net deferred tax asset of $19.9 million, and a $28.0 million increase in net operating assets. For the seven months ended July 31, 2015, net income before non-cash depreciation and amortization was $3.3 million, but this was more than offset by a $4.2 million increase in net deferred tax assets and a $4.7 million increase in net operating assets. For the year ended December 31, 2014, net income before depreciation and amortization was $58.3 million. Cash flow from operating activities for the year ended December 31, 2014, was adversely affected by a $9.7 million change in net deferred tax asset and favorably affected by a $7.3 million net reduction in net operating assets.

Cash (used in) investing activities was $(6.5) million for the twelve months ended December 31, 2016, as compared to $(405.6) million for the five months ended December 31, 2015, $(0.6) million for the seven months ended July 31, 2015, and $(1.3) million for the twelve months ended December 31, 2014. Cash used in investing activities in 2016 was for the purchase of fixed assets and leasehold improvements, net of proceeds from the sale of assets, of $(6.0) million, and a minority investment and distribution agreement totaling $(0.6) million. Cash used in 2015 was primarily driven by $(625.5) million used in the acquisition offset by $220.5 million in proceeds from the issuance of stock in 2015, which had been recorded as restricted cash. The cash used in investing activities in 2014 was entirely related to capital expenditures.

Cash (used in) provided by financing activities was $(6.1) million for the twelve months ended December 31, 2016, as compared to $446.7 million for the five months ended December 31, 2015, $6.2 million for the seven months ended July 31, 2015, and $(54.5) million for the twelve months ended December 31, 2014. Cash used in financing activities in 2016 was for the repayment of debt in the amount of $(4.3) million and the purchase of treasury stock in the amount of $(1.5) million. Cash provided by financing activities in 2015 was primarily driven by $425.0 million of proceeds from the issuance of debt and $50.0 million of proceeds from the private placement shares, partially offset by $(20.9) million of debt issuance and other financing costs. The cash used in financing activities in 2014 was related to cash transfers to the parent.

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

As of December 31, 2016, the Company was in compliance with the senior secured net leverage covenant and the other covenants in the facility.

As of the Closing Date, the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The accretion in interest expense during the twelve months ended December 31, 2016 and the five months ended December 31, 2015 was approximately $2.3 million and $0.8 million, respectively.

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

Stock Repurchase Program

In November 2015, the Company’s Board of Directors approved a Stock Repurchase Program totaling $10 million of the Company’s publicly-traded shares of common stock. The Repurchase Program was to remain in effect for a period of one year, until November 17, 2016. During the period from August 1, 2015 through December 31, 2015 the Company repurchased 412,334 shares of common stock at an average market price of $5.79. During the twelve months ended December 31, 2016, the Company repurchased 249,047 shares of common stock at an average market price of $5.95.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than detailed below. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

	Payments due by period
(in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt-principal repayments (1)	$15,250	$8,500	$394,875	$—	$418,625
Long-term debt-interest payments(1)	23,829	46,598	36,191	—	106,618
Transition services agreement(2)	2,970	—	—	—	2,970
Future lease payments(3)	1,707	1,262	1,251	1,215	5,435
Insurance premium financing payable (4)	578	—	—	—	578
Total	$44,334	$56,360	$432,317	$1,215	$534,226

———————————————————————————————
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
(2)      Transition Services Agreement: On July 31, 2015, in connection with, and as a condition to the Closing, Dow and AgroFresh Inc. entered into the Transition Services Agreement. Pursuant to the Transition Services Agreement, Dow agreed to provide AgroFresh Inc. with, among other things, certain marketing and sales, customer service, supply chain, environmental, health and safety, consulting, business records, packaging and storage, research and development, information technology and finance services for a limited period of time after the closing of the Business Combination (ranging from six months to five years depending on the service), in exchange for the fees set forth in the Transition Services Agreement. The Company expects to terminate the Transition Service Agreement by the end of 2017. The Transition Services Agreement also provided for a $5 million execution fee that the Company paid to Dow at the closing of the Business Combination.
(3)      Future lease payments: The Company has future minimum payments under various non-cancelable operating leases that expire through 2024. These leases generally contain renewal options for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance.
(4)      Insurance premium financing: The Company is party to a one-year commercial premium finance agreement. Total premiums were approximately $1.0 million at an annual percentage rate of 2.9%.

As part of the Business Combination, Dow is entitled to receive future contingent consideration and other payments from the Company in relation to (i) in 2018 a deferred payment from the Company of $50,000,000, subject to the Company’s achievement of a specified average Business EBITDA level over the two year period from January 1, 2016 to December 31, 2017; (ii) warrants to purchase the Company’s common stock pursuant to a Warrant Purchase Agreement; (iii) a Tax Receivables Agreement under which the Company will pay annually to Dow 85% of the amount of the tax savings, if any, in U.S. Federal, state and local income tax or franchise tax that the Company actually realizes as a result of the increase in tax basis of the AgroFresh Inc. assets resulting from a section 338(h)(10) election that the Company and Dow made in connection with the Business Combination; and (iv) the final working capital settlement. See Note 3 to the audited consolidated and combined financial statements contained in this Report for further discussion of contingent consideration in connection with the Business Combination. Future payments related to the contingent consideration payments are not included in the above contractual obligations table as payments are not certain.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk for changes in interest rates relates primarily to our Term Loan and Revolving Loan. We have not used derivative financial instruments in our investment portfolio. The Term Loan and Revolving Loan bear interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. Holding debt levels constant, a 100 basis point increase in the effective interest rates would have increased the Company’s interest expense by $4.2 million for the twelve months ended December 31, 2016.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be quantified by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by our operations in 2016, revenues would have decreased by approximately $10.5 million and EBITDA would have decreased by approximately $6.0 million for the twelve months ended December 31, 2016.

ITEM 8 - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AgroFresh Solutions, Inc.
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of AgroFresh Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and December 31, 2015, and the related consolidated and combined statements of (loss) income, comprehensive (loss) income, stockholders’ equity, and cash flows for the year ended December 31, 2016 (Successor), the five-month period ended December 31, 2015 (Successor), the seven-month period ended July 31, 2015 (Predecessor), and the year ended December 31, 2014 (Predecessor). Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position as of December 31, 2016 and December 31, 2015, and the results of operations and cash flows for the year ended December 31, 2016 (Successor), the five-month period ended December 31, 2015 (Successor), the seven-month period ended July 31, 2015 (Predecessor), and the year ended December 31, 2014 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 3 to the financial statements, on July 31, 2015 the Company acquired the AgroFresh Business from The Dow Chemical Company (“Dow”). The Predecessor financial statements reflect the AgroFresh business while it was a business unit of Dow and include allocations of certain expenses from Dow. The Successor financial statements include the impact of acquisition accounting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 16, 2017

AgroFresh Solutions, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	Successor
	December 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$77,312	$57,765
Accounts receivable, net of allowance for doubtful accounts of $1,242 and $190, respectively	63,675	66,418
Inventories	15,467	44,176
Other current assets	14,047	12,297
Total current assets	170,501	180,656
Property and equipment, net	8,048	4,606
Goodwill	—	56,006
Intangible assets, net	776,584	825,056
Deferred income tax assets	8,459	12,278
Other assets	2,252	4,072
TOTAL ASSETS	$965,844	$1,082,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,133	$13,924
Current portion of long-term debt	15,250	4,250
Income taxes payable	3,121	1,801
Accrued expenses and other current liabilities	66,366	47,595
Total current liabilities	96,870	67,570
Long-term debt	392,996	406,286
Other noncurrent liabilities	140,833	164,630
Deferred income tax liabilities	—	285
Total liabilities	630,699	638,771

Commitments and Contingencies (Note 18)
Stockholders’ equity:
Common stock, par value $0.0001; 400,000,000 shares authorized, 50,698,587 and 49,940,548 shares issued and 50,037,206 and 49,528,214 shares outstanding at December 31, 2016 and December 31, 2015, respectively	5	5
Preferred stock; par value $0.0001, 1 share authorized and outstanding at December 31, 2016 and December 31, 2015	—	—
Treasury stock; par value $0.0001, 661,381 and 412,334 shares at December 31, 2016 and December 31, 2015, respectively	(3,885)	(2,397)
Additional paid-in capital	475,598	472,494
Accumulated deficit	(132,200)	(20,640)
Accumulated other comprehensive loss	(4,373)	(5,559)
Total stockholders' equity	335,145	443,903
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$965,844	$1,082,674

See accompanying notes to consolidated and combined financial statements.

AgroFresh Solutions, Inc.
CONSOLIDATED AND COMBINED STATEMENTS OF (LOSS) INCOME
(In thousands, except share and per share data)

	Successor		Predecessor
	Year Ended December 31, 2016	August 1, 2015 Through December 31, 2015	January 1, 2015 Through July 31, 2015	Year Ended December 31, 2014
Net sales	$159,669	$111,081	$52,682	$180,508
Cost of sales (excluding amortization, shown separately below)	59,977	91,752	10,630	30,659
Gross profit	99,692	19,329	42,052	149,849
Research and development expenses	14,767	5,256	11,599	19,399
Selling, general, and administrative expenses	61,892	31,317	16,774	31,534
Amortization of intangibles	40,327	16,504	16,895	29,656
Impairment of long lived assets	10,795	—	—	—
Goodwill impairment	62,373	—	—	—
Change in fair value of contingent consideration	(53,608)	(23,692)	—	—
Operating (loss) income	(36,854)	(10,056)	(3,216)	69,260
Other (expense) income	(173)	(24)	8	—
Loss on foreign currency exchange	(3,274)	(387)	—	—
Interest expense, net	(58,239)	(23,202)	—	(4)
(Loss) income before income taxes	(98,540)	(33,669)	(3,208)	69,256
Provision (benefit) for income taxes	13,020	(19,232)	10,849	41,399
Net (loss) income	$(111,560)	$(14,437)	$(14,057)	$27,857

Loss per share:
Basic	$(2.26)	$(0.29)	$—	$—
Diluted	$(2.26)	$(0.29)	$—	$—
Weighted average shares outstanding:
Basic	49,462,205	49,691,206	—	—
Diluted	49,462,205	49,691,206	—	—

See accompanying notes to consolidated and combined financial statements.

AgroFresh Solutions, Inc.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Successor		Predecessor
	Year Ended December 31, 2016	August 1, 2015 Through December 31, 2015	January 1, 2015 Through July 31, 2015	Year Ended December 31, 2014
Net (loss) income	$(111,560)	$(14,437)	$(14,057)	$27,857
Other comprehensive (loss) income:
Foreign currency translation adjustments	1,263	(5,580)	(1,725)	(4,323)
Pension and other post retirement benefit plans adjustment, net of tax of $11, $11, $0, and $0, respectively	(77)	21	—	—
Comprehensive (loss) income, net of tax	$(110,374)	$(19,996)	$(15,782)	$23,534

See accompanying notes to consolidated and combined financial statements.

AgroFresh Solutions, Inc.
CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

	The AgroFresh Business (Predecessor)
	Preferred Stock		Common Stock		Treasury Stock	Net Parent Investment	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2013	—	$—	—	$—	$—	$258,947	$—	$6,381	$265,328
Net income	—	—	—	—	—	27,857	—	—	27,857
Other comprehensive loss	—	—	—	—	—	—	—	(4,323)	(4,323)
Net transfers to parent	—	—	—	—	—	(54,511)	—	—	(54,511)
Balance at December 31, 2014	—	$—	—	$—	$—	$232,293	$—	$2,058	$234,351
Net loss	—	—	—	—	—	(14,057)	—	—	(14,057)
Other comprehensive loss	—	—	—	—	—	—	—	(1,725)	(1,725)
Net transfers from parent	—	—	—	—	—	6,211	—	—	6,211
Balance at July 31, 2015	—	$—	—	$—	$—	$224,447	$—	$333	$224,780

	AgroFresh Solutions, Inc. (Successor)
	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balance at August 1, 2015	—	$—	6,876,248	$1	$—	$7,080	$(6,203)	$—	$878
Reclassification of redeemable shares	—	—	20,686,252	2	—	206,860	—	—	206,862
Issuance of PIPE shares	—	—	4,878,048	—	—	50,000	—	—	50,000
Issuance of common and preferred shares to Dow	1	—	17,500,000	2	—	209,998	—	—	210,000
Reclassification of warrants to accrued expenses and other current liabilities	—	—	—	—	—	(6,160)	—	—	(6,160)
Reclassification of warrants from accrued expenses and other current liabilities	—	—	—	—	—	6,160	—	—	6,160
Equity-based compensation	—	—	—	—	—	1,080	—	—	1,080
Repurchase of warrants	—	—	—	—	—	(2,524)	—	—	(2,524)
Treasury stock purchases	—	—	—	—	(2,397)	—	—		(2,397)
Other comprehensive loss	—	—	—	—	—	—	—	(5,559)	(5,559)
Net loss	—	—	—	—	—	—	(14,437)	—	(14,437)
Balance at December 31, 2015	1	$—	49,940,548	$5	$(2,397)	$472,494	$(20,640)	$(5,559)	$443,903
Stock-based compensation	—	—	—	—	—	3,250	—	—	3,250
Transfer of director compensation from liability to equity	—	—	—	—	—	185	—	—	185
Issuance of stock, net of forfeitures	—	—	813,073	—	—	—	—	—	—
Shares withheld for taxes	—	—	(55,034)	—	—	(331)	—	—	(331)
Repurchase of stock for treasury	—	—	—	—	(1,488)	—	—	—	(1,488)
Comprehensive loss	—	—	—	—	—	—	(111,560)	1,186	(110,374)
Balance at December 31, 2016	1	$—	50,698,587	$5	$(3,885)	$475,598	$(132,200)	$(4,373)	$335,145

See accompanying notes to consolidated and combined financial statements.

AgroFresh Solutions, Inc.
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS
(In thousands)

	Successor		Predecessor
	Year Ended December 31, 2016	August 1, 2015 Through December 31, 2015	January 1, 2015 Through July 31, 2015	Year Ended December 31, 2014
Cash flows from operating activities:
Net (loss) income	$(111,560)	$(14,437)	$(14,057)	$27,857
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	42,850	19,434	17,379	30,393
Provision for bad debts	1,052	190	—	—
Stock based compensation for equity classified awards	3,250	1,124	—	—
Pension expense	188	119	—	—
Amortization of inventory fair value adjustment	30,377	73,054	—	—
Amortization of deferred financing cost	2,275	911	—	—
Transaction costs	—	(4,487)	—	—
Accretion of contingent consideration	30,197	11,862	—	—
Decrease in fair value of contingent consideration	(53,608)	(23,692)	—	—
Deferred income taxes	13,792	(19,886)	(4,218)	(9,739)
Impairment of long-lived assets	10,795	—	—	—
Goodwill impairment	62,373	—	—	—
Loss (gain) on sales of property	22	—	(12)	—
Other	32	2,556	—	—
Changes in operating assets and liabilities:
Accounts receivable	(4,101)	(42,703)	42,585	(3,420)
Inventories	(764)	2,288	(5,756)	(3,719)
Prepaid expenses and other current assets	(7,788)	(3,830)	—	365
Accounts payable	6,357	13,785	(798)	—
Accrued expenses and other liabilities	2,341	2,492	—	—
Income taxes payable	(376)	—	(36,070)	—
Other assets and liabilities	2,780	—	(4,651)	14,074
Net cash provided by (used in) operating activities	30,484	18,780	(5,598)	55,811
Cash flows from investing activities:
Cash paid for property and equipment	(6,004)	(516)	(676)	(1,300)
Proceeds from sale of property	76	—	63	—
Acquisition of business, net of cash acquired	—	(625,541)	—	—
Restricted cash	—	220,505	—	—
Other investments	(600)	—	—	—
Net cash used in investing activities	(6,528)	(405,552)	(613)	(1,300)
Cash flows from financing activities:
Proceeds from long term debt	—	425,000	—	—
Payment of debt issuance costs	—	(13,120)	—	—
Payment of revolving credit facility fees	—	(1,266)	—	—
Other financing costs	—	(7,776)	—	—
Repayment of long term debt	(4,250)	(2,125)	—	—
Proceeds from private placement	—	50,000	—	—

Borrowings under revolving credit facility	—	500	—	—
Repayments of revolving credit facility	—	(500)	—	—
Insurance premium financing	—	1,294	—	—
Repayment of notes payable	—	(380)	—	—
Repurchase of stock for treasury	(1,488)	(2,397)	—	—
Payment of withholding taxes related to stock-based compensation to employees	(331)	—	—	—
Repurchase of warrants	—	(2,524)	—	—
Cash transfers to/from parent, net	—	—	6,211	(54,511)
Net cash (used in) provided by financing activities	(6,069)	446,706	6,211	(54,511)
Effect of exchange rate changes on cash and cash equivalents	1,660	(2,253)	—	—
Net increase in cash and cash equivalents	19,547	57,681	—	—
Cash and cash equivalents, beginning of period	57,765	84	—	—
Cash and cash equivalents, end of period	$77,312	$57,765	$—	$—

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$24,560	$10,411	$—	$—
Income taxes	$3,095	$—	$—	$—
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property and equipment	$815	$—	$—	$—
Issuance of common stock as consideration for acquisition of business	$—	$210,000	$—	$—
Acquisition-related contingent consideration	$—	$190,150	$—	$—

See accompanying notes to consolidated and combined financial statements.

AgroFresh Solutions, Inc.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	Description of Business

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

For the Consolidated Statements of Stockholders’ Equity, the Predecessor results reflect the equity balances and activities of the AgroFresh Business at December 31, 2014 and July 31, 2015 prior to the closing of the Business Combination; and the Successor results reflect the Company’s equity balances at July 31, 2015 following the closing of the Business Combination and the activities of the Company through December 31, 2016 following the closing of the Business Combination. For the fiscal year 2015, the Company’s financial statements reflect the seven months ended July 31, 2015 (Predecessor) and the five months ended December 31, 2015 (Successor). For the fiscal year 2014, the Company’s financial statements reflect the results of Predecessor.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

The Company is an emerging growth company, and can adopt the new or revised standard at the time private companies adopt the new or revised standard. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Principles of Consolidation

The accompanying consolidated and combined financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated and combined financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements and accompanying notes. Management believes that such estimates have been based on reasonable and supportable assumptions and the resulting estimates are reasonable for use in the preparation of the consolidated and combined financial statements. Actual results could differ from these estimates. The Company’s significant estimates include the allocation of the purchase price to the fair value of assets acquired and liabilities assumed, impairment of goodwill and identifiable intangible assets, stock-based compensation, contingent liabilities and income tax valuation allowances.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

The Company reclassified approximately $5.1 million of value added tax and other tax related receivables from accounts receivable to other current assets at December 31, 2015 to be consistent with the presentation at December 31, 2016.

Revenue Recognition

Revenue is recognized when there is evidence of an arrangement, the price is fixed or determinable, collection from the customer is probable and either an application service has been provided or, in certain arrangements, risk and title to product have been transferred to the customer, and usually occurs when the application occurs or at the time of shipment, respectively. The Company’s standard terms of delivery are included in its contracts of sale, order confirmation documents and invoices. Sales are recorded net of provisions for customer discounts and rebate programs.

In an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty, the Company maintains various rebate and customer loyalty programs with our customers. Depending on the program, the customer may elect to receive either a credit against their account or a cash payment. We recognize an accrued provision for estimated rebates and customer loyalty program payouts at the time services are provided. The primary factors we consider when estimating the provision for rebates and customer loyalty programs are the average historical experience of aggregate credits issued, the historical relationship of rebates as a percentage of total gross product sales, and the contract terms and conditions of the various rebate programs in effect at the time services are performed. We also monitor aggregate actual rebates granted and customer loyalty agreements and compare them to the estimated aggregate provision for rebates to assess the reasonableness of the aggregate rebate reserve at each balance sheet date.

Cost of Sales

The Company offers SmartFresh and Harvista applications at customer sites through a direct service model primarily utilizing third-party service providers. Amounts recorded as cost of sales relate to direct costs incurred in connection with the purchase, delivery and application of the product. Such costs are recorded as the related revenue is recognized. Our cost of sales consists primarily of cost of materials, application costs and certain supply chain costs.

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

The allowance for doubtful accounts is based on historical experience and a review on a specific identification basis of the collectability of outstanding receivables.

Inventories

Inventories, consisting primarily of chemical products and packing, are valued at the lower of cost (under the first-in, first-out method) or market. Raw materials are valued using the weighted average moving cost method. In connection with the Business Combination, the Company recognized a step-up in fair value of inventory of $103.5 million, which was amortized into cost of sales in the consolidated statements of (loss) income over a period approximating the Company’s estimated inventory turnover cycle and was fully amortized during fiscal year 2016 and the five months ended December 31, 2015. The amount of amortization of the inventory step-up was $30.4 million and $73.1 million for the twelve months ended December 31, 2016 and five months ended December 31, 2015, respectively.

Property and Equipment

Property and equipment includes leasehold improvements, machinery and equipment, and furniture. Property and equipment acquired in business combinations are initially recorded at their estimated fair value. Property and equipment acquired or constructed in the normal course of business are initially recorded at cost. The Company provides for depreciation and amortization based on the estimated useful lives of assets using the straight-line method.

Estimated useful lives are as follows:

Leasehold improvements	Shorter of useful life or lease term
Machinery & Equipment	1—12 years
Furniture	1—12 years

Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the related lease term, which generally includes reasonably assured option periods expected to be exercised by the Company when the Company would suffer an economic penalty if not exercised.

Gains and losses on the disposal of assets are recorded as the difference between the net proceeds received and net carrying values of the assets disposed.

Impairment of Long-Lived Assets

Company management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. As of December 31, 2015, Company management believed that no revision to the remaining useful lives or write-down of the Company’s long-lived assets was required. For the fiscal year ended December 31, 2016, the Company recorded a $1.3 million impairment of fixed assets related to a change in the Harvista delivery system and a $9.5 million impairment on SmartFresh and AgroFresh trade names, but believed no revision to the remaining useful lives was necessary.

Leases

Leases in which the risk of ownership is retained by the lessor are classified as operating leases. Leases which substantially transfer to the lessee all of the benefits and risks inherent in ownership are classified as capital leases. Assets, if any, acquired under capital leases are depreciated on the same basis as property, plant and equipment. Rental payments and incentives are expensed on a straight-line basis. The Company conducts a portion of its operations from leased facilities and leases certain equipment through agreements that are all treated as operating leases.

Selling, General and Administrative Expenses

The Company expenses selling, general and administrative costs as incurred. Selling, general and administrative expense consists primarily of compensation, benefits and other employee-related expenses for personnel in the Company’s administrative, finance, legal, business development, commercial, sales, marketing and human resource functions. Other expenses include professional fees from outside service providers and costs incurred in connection with services provided by Dow under a Transition Services Agreement entered into upon consummation of the Business Combination.

Debt Issuance Costs

The debt issuance costs associated with the Term Loan (defined in Note 11 below) were capitalized and are presented as a reduction of the principal balance of the debt, and the Revolving Loan costs (defined in Note 11 below) were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of the respective debt facilities.

Goodwill and Indefinite-lived Intangible Assets

The Company’s goodwill and trade names are not amortized, but tested annually for impairment and more frequently if events and circumstances indicate that the asset might be impaired. The Company conducts annual impairment tests on goodwill and trade names on the last day of each fiscal year or whenever an indicator of impairment exists.

In assessing goodwill impairment, the Company has the option to first assess the qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the qualitative factors indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a two-step impairment test of goodwill. In the first step, the Company estimates the fair value of the reporting unit and compares it to the carrying value of the reporting unit. If the carrying value exceeds the estimated fair value of the reporting unit, the second step is performed to measure the amount of the impairment loss, if any. In the second step, the amount of the impairment loss is the excess of the carrying amount of the goodwill over its estimated implied fair value. At December 31, 2016, the Company completed its annual evaluation of goodwill impairment and fully impaired goodwill balance of $62.4 million.

The Company’s indefinite-lived intangible assets other than goodwill, which primarily relate to trade names, are not amortized, but are tested at least annually for impairment using a quantitative or qualitative impairment analysis, and more frequently if events and circumstances indicate that the asset might be impaired. The quantitative impairment analysis compares the fair value of each indefinite-lived intangible asset, based on discounted future cash flows using a relief-from-royalties methodology with the carrying value of the asset. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to the difference between the estimated fair value of the indefinite-lived intangible asset and its carrying amount. During the year ended December 31, 2016, the Company recorded a $9.5 million impairment charge related to a decline in the estimated value of AgroFresh and Smartfresh trade names.

Definite-Lived Intangible Assets

Intangible assets subject to amortization primarily consist of acquired technology and customer relationships and are amortized on a straight-line basis over their estimated useful lives.

Stock-Based Compensation

The Company grants various stock-based compensation awards to its officers, employees and Board of Directors with service (time) and/or performance vesting conditions. Awards without cash settlement conditions are equity-classified. The Company measures and recognizes compensation expense over the vesting period based on their estimated grant date fair values.

Phantom stock awards and stock appreciation rights either require or provide the holder of the award with the option to settle in cash. The Company's awards with cash settlement conditions are accounted for as liabilities and the Company measures and recognizes compensation expense over the vesting period based on their estimated fair values as of the most recent reporting date.

Fair values for options and stock appreciation rights are estimated using an option pricing model. Fair values for restricted stock and phantom stock awards are based on the closing price of the Company’s common stock on the measurement date.

Compensation expense for the Company’s stock-based compensation awards is generally recognized on a straight-line basis over the vesting period of the award. For awards with performance conditions, compensation expense is recognized only if satisfaction of the performance condition is considered probable of being achieved.

Research and Development

Expenditures for research and development costs, which primarily relate to internal compensation costs and professional service fees, are charged to expense as incurred.

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

Contingencies

The Company recognizes liabilities for loss contingencies when it is probable that an asset has been impaired or that a liability has been incurred and the amount of impairment or loss can be reasonably estimated. The Company’s ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. The Company records legal settlement costs when those costs are probable and reasonably estimable.

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

Foreign Currency

An entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash. Assets and liabilities are translated at period-end rates; income statement amounts are translated at average rates during the course of the period. Translation gains and losses of those operations that use local currency as the functional currency, are included in accumulated other comprehensive (loss) income in the consolidated and combined balance sheets.

Foreign currency exchange transaction gain (loss) is the result of remeasuring transactions denominated in a currency other than our primary currency and is reported in the consolidated statement of operations as a separate line within other income (expense).

Warrants

Public Warrants

On February 19, 2014, the Company sold 21,000,000 units at a price of $10.00 per unit (the “Units”) in its initial public offering (the “Public Offering”). Each unit consisted of one share of the Company’s common stock and one-half of one warrant (“Warrant”). On March 13, 2014, the Company sold an additional 1,050,000 units pursuant to the partial exercise by the underwriters for the Public Offering of their over-allotment option. Each such additional unit consisted of one share of the Company’s common stock and one-half of one warrant. Each whole warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $11.50 per share. These warrants are classified in Stockholders' Equity.

Private Placement Warrants

Simultaneous with the Public Offering, the Company issued 5,950,000 warrants, and upon the underwriters’ partial exercise of their over-allotment option on March 13, 2014, the Company issued an additional 210,000 warrants (collectively, the “Private Placement Warrants”). On December 17, 2015, the Company amended the Warrant Purchase Agreement (see Note 3) resulting in a reclassification of the Private Placement Warrants into Stockholders' Equity as of December 31, 2015.

Recently Issued Accounting Standards and Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other, which simplifies the test for goodwill impairment. The guidance is effective for us beginning in the first quarter of fiscal year 2020. Early adoption is permitted for interim or annual goodwill impairments tests after January 1, 2017. This standard will impact future financial statements when adopted if the Company completes additional business combinations. The Company's goodwill balance at December 31, 2016 is zero.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 clarifies several aspects of accounting for share-based compensation including the accounting for excess tax benefits and deficiencies, accounting for forfeitures and the classification of excess tax benefits on the cash flow statement. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and in interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

In February 2015, the FASB issued ASU 2016-2, “Leases.” This update requires management to recognize lease assets and lease liabilities by lessees for all operating leases. The ASU is effective for periods beginning after December 15, 2018 and interim periods therein on a modified retrospective basis. We are currently evaluating the impact this guidance will have on our financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption when implementing this standard. On July 9, 2015, the FASB voted to defer the effective date of this ASU by one year to December 15, 2017, for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the effects of this update.

3.	Business Combination

On the Closing Date, the Company consummated a business combination (the “Business Combination”) pursuant to the Stock Purchase Agreement, dated April 30, 2015 (the “Purchase Agreement”), by and between the Company and Dow providing for the acquisition by the Company of the AgroFresh Business from Dow, resulting in AgroFresh Inc. becoming a wholly-owned, indirect subsidiary of the Company. Pursuant to the Purchase Agreement, the Company paid the following consideration to Rohm and Haas Company (“Rohm and Haas”), a subsidiary of Dow: (i) 17.5 million shares of common stock (the “Stock Consideration”) and (ii) $635 million in cash (the “Cash Consideration”).

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

The Company accounted for its acquisition of the AgroFresh Business as a business combination under the scope of Accounting Standard Codification Topic (ASC) 805, Business Combinations. Pursuant to ASC 805, the Company has been determined to be an accounting acquirer since the Company paid cash and equity consideration for all of the assets of the AgroFresh Business. The AgroFresh Business constitutes a business with inputs, processes and outputs. Accordingly, the acquisition of the AgroFresh Business constitutes the acquisition of a business in accordance with ASC 805 and is accounted for using the acquisition method.

The following summarizes the purchase consideration to Dow:

Purchase Consideration
Cash consideration	$635,000
Stock consideration (1)	210,000
Warrant consideration (2)	19,020
Deferred payment (3)	15,172
VAT and transfer tax reimbursable to Dow (4)	9,263
Tax amortization benefit contingency (5)	156,180
Working capital payment to Dow (6)	15,057
Total purchase price	$1,059,692

———————————————————————————————

(1)	The Company issued 17.5 million shares of common stock valued at $12.00 per share as of July 31, 2015.

(2)
In connection with the Business Combination, the Company entered into a Warrant Purchase Agreement whereby it agreed to issue to Dow a certain number of warrants. The Company calculated the fair value of the 6 million warrants expected to be issued to Dow at $3.17 per warrant as of July 31, 2015.

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

(5)
In connection with the Business Combination, the Company entered into a Tax Receivables Agreement with Dow. The Company estimated the fair value of future cash payments based upon its estimate that the undiscounted cash payments to be made total approximately $337.0 million and are based on an estimated intangible write-up amortized over 15 years, tax effected at 37%, with each amortized amount then discounted to present value utilizing an appropriate market discount rate to arrive at the estimated fair value of the cash payments and the associated liability.

(6)
Pursuant to the terms of the Purchase Agreement, the amount of the Cash Consideration paid as part of the purchase price is subject to adjustment following the Closing based upon the working capital of the AgroFresh Business as of the Closing Date being greater or less than a target level of working capital determined in accordance with the Purchase Agreement.

The fair values of the various contingent consideration components were measured using the following valuation models. The fair value of the tax amortization benefit contingency was measured using an income approach based on the Company’s best estimate of the undiscounted cash payments to be made, tax effected and discounted to present value utilizing an appropriate market discount rate. The fair value of the deferred acquisition payment was measured using a Black-Scholes option pricing model and based on the Company’s best projection of the Company’s average adjusted EBITDA level over the two year period from January 1, 2016 to December 31, 2017. The warrant consideration was measured using directly observable quoted prices for identical assets in an inactive market. The working capital settlement was measured pursuant to the terms of the Purchase Agreement based upon the working capital of the AgroFresh Business as of the Closing Date being greater or less than a target level of working capital determined in accordance with the Purchase Agreement. During the fourth quarter of 2016, the Company's management increased the estimate of the Working Capital adjustment that will be paid to Dow to $17.0 million from the previous estimate of 15.1 million.

The Company recorded the allocation of the purchase price to the AgroFresh Business’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the Closing Date. The purchase price allocation (in thousands) is as follows:

(in thousands)	Purchase Price Allocation
Cash and cash equivalents	$9,459
Accounts receivable and other receivables	30,884
Inventories	120,426
Prepaid expenses and other current assets	976
Total current assets	161,745
Property and equipment	4,793
Identifiable intangible assets	841,545
Noncurrent deferred tax asset	11,125
Other assets	862
Total identifiable assets acquired	1,020,070
Accounts payable	(364)
Accrued and other current liabilities	(9,425)
Pension and deferred compensation	(638)
Other long-term liabilities	(1,823)
Deferred tax liability	(10,501)
Net identifiable assets acquired	997,319
Goodwill	62,373
Total purchase price	$1,059,692

The values (in thousands) allocated to identifiable intangible assets and their estimated useful lives are as follows:

(in thousands, except useful life data)	Fair Value	Useful life
Software	$45	4 years
Developed technology	757,000	12 to 22 years
Customer relationships	8,000	24 years
In-process research and development	39,000	18 Years
Service provider network	2,000	Indefinite Life
Trade names	35,500	Indefinite Life
Total intangible assets	$841,545
Weighted average life of finite-lived intangible assets		19.7 years

The fair values of most of the intangible assets were estimated using an income approach, either the excess earnings method (developed technology, customer relationships and in-process R&D) or the relief from royalty method (trade names). Under the excess earnings method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows attributable solely to the intangible asset over its remaining useful life. Under the relief from royalty method, fair value is measured by estimating future revenue associated with the intangible asset over its useful life and applying a royalty rate to the revenue estimate. These intangible assets enable us to secure markets for our products, develop new products to meet evolving business needs and competitively produce our existing products.

The goodwill of $62.4 million arising from the Business Combination is primarily attributable to the market position of the AgroFresh Business. This goodwill is not deductible for income tax purposes. During the third quarter of 2016, the Company began commercializing its Landspring product offering, which was previously an in-process research and development asset, and thus has begun depreciating the asset value of $39.0 million over its estimated useful life as disclosed in the table above.

For the five months ended December 31, 2015 (Successor), the Company incurred approximately $1.8 million of transaction expenses directly related to the Business Combination.

The Company incurred $1.4 million of transaction expenses, not reported in the Predecessor consolidated statements of comprehensive (loss) income, directly related to the Business Combination for the seven months ended July 31, 2015 (Predecessor). Transaction expenses, which were $1.3 million through June 30, 2015 and $0.7 million for the fiscal year 2014, were reported by the Company in prior 10-Q and 10-K filings which are also not reported in the Predecessor consolidated statements of comprehensive (loss) income. Cash outflows of $1.2 million related to transaction expenses previously expensed by the Company are reported as cash outflows for operating activities for the five months ended December 31, 2015. In addition, in connection with the Business Combination, the Company paid deferred underwriter compensation of $7.8 million in connection with the Company’s Public Offering which is included as cash outflows for financing activities for the five months ended December 31, 2015.

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

———————————————————————————————

(1)	Net loss in 2015 excludes the inventory step-up adjustment of $73.1 million and the mark-to-market adjustment on contingent consideration of $23.7 million.

4.	Related Party Transactions

The Company is a party to ongoing agreements with Dow, a related party, including, but not limited to, operating-related agreements for certain transition services, seconded employees and occupancy. In connection with the Transition Services Agreement, the Company paid Dow a $5.0 million set-up fee which is being amortized over the period during which the services are expected to be provided. In addition, the Company paid Dow $0.6 million on the Business Combination Closing Date to import inventory into Argentina through September 30, 2016.

The Company incurred expenses for such services for the twelve months ended December 31, 2016 and the five months ended December 31, 2015 as follows:

(amounts in thousands)	Year Ended December 31, 2016	August 1, 2015 Through December 31, 2015
Amortization of prepayment related to set-up of transition services	$1,526	$2,647
Ongoing costs of transition services agreement	4,346	4,531
Rent expense	1,198	740
Amortization of prepayment related to Dow importation services	397	220
Other expenses	894	593
Total incurred expenses	$8,361	$8,731

As of December 31, 2016 and December 31, 2015, the Company had an outstanding payable to Dow of $0.1 million and $1.1 million, respectively.

Refer to Note 3 regarding the contingent consideration owed to Dow as part of the Business Combination.

In addition, during 2016, the Company made a minority investment in RipeLocker, LCC ("RipeLocker"), a company led by George Lobisser, a director of AgroFresh. On November 29, 2016, the Company entered into a Mutual Services Agreement (the “Services Agreement”) with George Lobisser and RipeLocker, LLC. Pursuant to the Services Agreement, (i) the Company will provide RipeLocker with technical support, in the form of access to the Company’s research and development personnel for a specified number of hours for purposes of providing advice and input relating to RipeLocker’s products and services, and (ii) Mr. Lobisser will provide consulting services to the Company as may be reasonably requested by the Company from time to time. Mr. Lobisser will receive a consulting fee of $5,000 per full day for time spent performing consulting services under this Agreement (pro-rated for any partial day), plus reimbursement for out-of-pocket expenses, provided that for each hour of technical support provided by the Company to RipeLocker, Mr. Lobisser will provide one-half hour of consulting services for no consideration. As of December 31, 2016, there were no amounts paid and no material amounts owed to RipeLocker for consulting services.

5.	Inventories

Inventories at December 31, 2016 and December 31, 2015, consisted of the following:

(in thousands)	December 31, 2016	December 31, 2015
Raw material	$1,649	$819
Work-in-process	7,963	8,142
Finished goods(1)	5,132	33,784
Supplies	723	1,431
Total inventories	$15,467	$44,176

———————————————————————————————

(1)	The amounts shown above includes the unamortized fair value adjustment of $30.4 million at December 31, 2015.

6.	Other Current Assets

The Company’s other current assets at December 31, 2016 and December 31, 2015 consisted of the following:

(in thousands)	December 31, 2016	December 31, 2015
VAT receivable	$9,306	$4,463
Other	4,741	7,834
Total other current assets	$14,047	$12,297

7.	Property and Equipment

Property and equipment at December 31, 2016 and December 31, 2015 consisted of the following:

(in thousands, except for useful life data)	Useful life (years)	December 31, 2016	December 31, 2015
Leasehold improvements	7-20	$1,463	$517
Machinery & equipment	1-12	6,066	3,664
Furniture	1-12	843	145
Construction in progress		781	539
		9,153	4,865
Less: accumulated depreciation		(1,105)	(259)
Total property and equipment, net		$8,048	$4,606

Depreciation expense for the twelve months ended December 31, 2016 was $0.9 million. Depreciation expense was $0.3 million, $0.5 million, and $0.6 million for the five months ended December 31, 2015, the seven months ended July 31, 2015, and for the year ended December 31, 2014, respectively. Depreciation expense is recorded in cost of sales, selling, general and administrative expense and research and development expense in the consolidated combined statements of (loss) income.

8.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2016 and December 31, 2015 are as follows:

(in thousands)	Goodwill
Balance as of December 31, 2014 (Predecessor)	$155,953
Elimination of Predecessor goodwill	(155,953)
Goodwill as a result of the Business Combination	56,006
Balance as of December 31, 2015	$56,006
Measurement period adjustments	6,367
Impairment	(62,373)
Balance as of December 31, 2016	$—

The Company’s other intangible assets at December 31, 2016 and December 31, 2015 consisted of the following:

	December 31, 2016				December 31, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets:
Developed technology	$757,000	$(55,623)	$—	$701,377	$757,000	$(16,360)	$740,640
In-process research and development	39,000	(722)	—	38,278	39,000	—	39,000
Trade name	35,500	—	(9,500)	26,000	35,500	—	35,500
Service provider network	2,000	—	—	2,000	2,000	—	2,000
Customer relationships	8,000	(472)	—	7,528	8,000	(139)	7,861
Software	660	(104)	—	556	60	(5)	55
Software not yet placed in service	753	—	—	753	—	—	—
Other	100	(8)	—	92	—	—	—
Total intangible assets	$843,013	$(56,929)	$(9,500)	$776,584	$841,560	$(16,504)	$825,056

The weighted-average amortization period remaining for the finite-lived intangible assets is 18.3 years. The weighted-average amortization period remaining for developed technology, customer relationships, in-process R&D, software, and other is 18.3, 22.6, 17.7, 4.7 years, and 5.7 years, respectively.

Estimated annual amortization expense for finite-lived intangible assets, excluding amounts in Work in progress, subsequent to December 31, 2016 is as follows:

(in thousands)	Amount
2017	$41,913
2018	41,913
2019	41,908
2020	41,901
2021	41,814
Thereafter	538,382
Total	$747,831

9.	Accrued and Other Current Liabilities

The Company’s accrued and other current liabilities at December 31, 2016 and December 31, 2015 consisted of the following:

(in thousands)	December 31, 2016	December 31, 2015
Warrant consideration	$1,080	$6,000
Tax amortization benefit contingency	17,535	12,332
Working capital settlement	17,000	15,057
Additional consideration due seller	9,263	—
Accrued compensation and benefits	6,352	4,815
Accrued rebates payable	4,701	6,225
Insurance premium financing payable	578	865
Severance	1,564	—
Accrued taxes	4,598	—
Other	3,695	2,301
Total accrued and other current liabilities	$66,366	$47,595

10.	Pensions

The Company sponsors several defined benefit pension plans covering some of its non-U.S. employees. Benefits under the defined benefit plans are based on years of service and eligible compensation. A majority of the Predecessor employees were participants in various defined benefit pension and other retirement plans administered and sponsored by Dow. The amount of the unfunded pension liability is included in other noncurrent liabilities.

The following table summarizes changes in the funded status of the Company’s pension plans for fiscal year 2016:

(in thousands)	Amount
Projected benefit obligation, January 1, 2016	$782
Service cost	256
Interest cost	22
Net actuarial loss (gain)	94
Benefits paid	—
Cumulative translation adjustment	(38)
Projected benefit obligation, December 31, 2016	$1,116
Fair value of plan assets	(184)
Unfunded pension liability, December 31, 2016	$932

The following table summarizes changes in the funded status of the Company’s pension plans for fiscal year 2015:

(in thousands)	Amount
Projected benefit obligation, August 1, 2015	$686
Net periodic pension expense	128
Net actuarial loss (gain)	(32)
Benefits paid	—
Projected benefit obligation, December 31, 2015	$782
Fair value of plan assets	(48)
Unfunded pension liability, December 31, 2015	$734

The components of net periodic pension cost for the year ended December 31, 2016 and for the period August 1, 2015 through December 31, 2015 were as follows:

(in thousands)	Year Ended December 31, 2016	August 1, 2015 Through December 31, 2015
Service cost	$256	$122
Interest cost	22	6
Expected return on plan assets	(5)	—
Additional charges	16	—
Net periodic pension cost	$289	$128

The Company offers defined contribution plans to eligible employees in the U.S. whereby employees participate by contributing a portion of their compensation, which is partially matched by the Company. Contributions were allocated to the Predecessor based on headcount for the defined contribution plans in which the Predecessor’s employees participated. Total contributions for the Company’s employees were $0.8 million and $0.4 million for the year ended December 31, 2016 and the period of August 1, 2015 to December 31, 2015, respectively. Total contributions for Predecessor employees were $0.3 million and $0.4 million for the seven months ended July 31, 2015 and for the year ended December 31, 2014, respectively.

11.	Debt

The Company’s debt, net of unamortized discounts and deferred financing fees, at December 31, 2016 and December 31, 2015 consisted of the following:

(in thousands)	December 31, 2016	December 31, 2015
Total Term Loan outstanding	$408,246	$410,536
Less: Amounts due within one year	15,250	4,250
Total long-term debt due after one year	$392,996	$406,286

At December 31, 2016, the Company evaluated the amount recorded under the Term Loan (defined below) and determined that the fair value was approximately $380.9 million. The fair value of the debt is based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.

The Term Loan is presented net of deferred issuance costs, which are amortized using the effective interest method over the term of the Term Loan. Gross deferred issuance costs at the inception of the Term Loan were $12.9 million and as of December 31, 2016 and December 31, 2015 there were $10.4 million and $12.3 million of unamortized deferred issuance costs, respectively.

Scheduled principal repayments under the Term Loan subsequent to December 31, 2016 are presented in the table below. The $15.3 million repayment in 2017 includes an $11.0 million prepayment related to a provision in the Credit Facility (as discussed below) that requires the Company to make prepayments based on Excess Cash Flow (as defined in the Credit Facility).

(in thousands)	Amount
2017	$15,250
2018	4,250
2019	4,250
2020	4,250
2021	390,625
Total	$418,625

Credit Facility (Successor)

On July 31, 2015, in connection with the consummation of the Business Combination, AgroFresh Inc. as the borrower and its parent, AF Solutions Holdings LLC (“AF Solutions Holdings”), a wholly-owned subsidiary of the Company, as the guarantor, entered into a Credit Agreement with Bank of Montreal, as administrative agent (the “Credit Facility”). The Credit Facility consists of a $425 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a $25 million revolving loan facility (the “Revolving Loan”). The Revolving Loan includes a $10 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of December 31, 2016, the Company has issued $0.9 million of letters of credit, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan has a scheduled maturity date of July 31, 2019. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75% or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios). At December 31, 2016, the effective interest rate was 6.38%. The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries, and (b) AF Solutions Holdings, including the common stock of AgroFresh Inc.

Certain restrictive covenants are contained in the Credit Facility, which the Company was in compliance with as of December 31, 2016. The Credit Facility imposes an overall cap on the total amount of dividends the Company can pay, together with the total amount of shares and warrants the Company can repurchase, of $12 million per fiscal year, and imposes certain other conditions on the Company’s ability to pay dividends.

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

Beginning with the year ended December 31, 2016, the Company is required to prepay Term Loan Borrowings and Incremental Term Loan Borrowings in an aggregate amount equal to 50% of the Excess Cash Flow for the fiscal year; provided that such amount of the Excess Cash Flow in any fiscal year shall be reduced by (i) the aggregate amount of prepayments of Term Loans and Incremental Term Loans made, (ii) to the extent accompanied by permanent reductions of Revolving Commitments, the aggregate amount of prepayments of Revolving Loans (other than prepayments financed with the proceeds of Indebtedness), (iii) repaid borrowings of Revolving Loans made on the Effective Date to account for any additional original issue discount or upfront fees that are implemented pursuant to the Fee Letter and (iv) the aggregate amount of cash dividends paid by the Company or Holdings to Holdings or Boulevard for the payment of the Seller Earnout; provided further that, prepayments of Term Loan Borrowings and Incremental Term Loan Borrowings shall only be required if 50% of the Excess Cash Flow for such fiscal year exceeds $5,000,000. The amount due under this provision for the year ended December 31, 2016 is estimated at $11.0 million, which will be paid by April 15, 2017.

The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to Rohm and Haas in connection with the Business Combination. Amounts available under the Revolving Loan may also be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Agreement. At December 31, 2016, there was $418.6 million outstanding under the Term Loan and no balance outstanding under the Revolving Loan.

As of December 31, 2016, the Company was in compliance with the senior secured net leverage covenant and the other covenants in the facility.

As of the Closing Date, the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The interest expense related to the amortization of the debt issuance costs during the twelve months ended December 31, 2016 and the five months ended December 31, 2015 was approximately $2.3 million and $0.8 million, respectively.

12.	Other Noncurrent Liabilities

The Company’s other noncurrent liabilities at December 31, 2016 and December 31, 2015 consisted of the following:

(in thousands)	December 31, 2016	December 31, 2015
Tax amortization benefit contingency	$132,724	$137,288
Deferred payment	2,498	22,700
Other	5,611	4,642
Total other noncurrent liabilities	$140,833	$164,630

13.	Stockholders’ Equity

The authorized common stock of the Company consists of 400,000,000 shares with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of December 31, 2016, there were 50,031,547 shares of common stock outstanding. As of December 31, 2016 there were warrants to purchase 15,983,072 shares of the Company’s common stock outstanding at a strike price of $11.50. Of the 15,983,072 warrants, 9,823,072 were issued as part of the units sold in the Company's initial public offering in February 2014 (1,201,928 warrants were subsequently repurchased during 2015) and 6,160,000 warrants were sold in a private placement at the time of such public offering.

On November 18, 2015, the Company announced that its board of directors had authorized a stock repurchase program (the “Repurchase Program”). The Repurchase Program authorizes the Company to repurchase in the aggregate up to $10 million of the Company’s publicly-traded shares of common stock. The Repurchase Program was in effect for a period of one year, until November 17, 2016. Under the Repurchase Program, the Company repurchased 661,381 shares of its common stock for $3.9 million, which shares are classified as treasury stock on the Consolidated Balance Sheet.

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

14.	Stock Compensation

The Company’s stock-based compensation is in accordance with its 2015 Incentive Compensation Plan (the “Plan”), pursuant to which the Compensation Committee of the Company is authorized to grant up to 2,750,000 shares to officers and employees of the Company, in the form of equity-based awards, including time or performance based options and restricted stock. In addition, the Company may grant cash-settled awards, including stock-appreciation rights (SARs) and phantom stock awards. As of December 31, 2016, there were 1,200,047 shares available for grant under the Plan.

Total stock-based compensation recorded by the Company for the twelve months ended December 31, 2016 for both equity and liability-classified awards was $3.7 million.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of (loss) income for the twelve months ended December 31, 2016:

(in thousands)	Amount
Selling, general, and administrative expenses	$3,423
Research and development expenses	261
Total	$3,684

The following table summarizes the components of stock-based compensation expense in the consolidated statements of (loss) income for the five months ended December 31, 2015:

(in thousands)	Amount
Selling, general, and administrative expenses	$1,071
Research and development expenses	53
Total	$1,124

Time-Based Stock Options

During the twelve months ended December 31, 2016 and the five months ended December 31, 2015, the Company’s compensation committee approved time-based stock options to be granted to officers and employees of the Company, which vest ratably over three years. A summary of the status of the Company’s time-based stock options (“Options”) as of December 31, 2016 and the activity since August 1, 2015 is as follows:

	Number of Shares Underlying Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at August 1, 2015	—	$—	0	$—
Granted	1,106,875	12.00	9.58	—
Exercised	—	—	0	—
Forfeited or expired	—	—	0	—
Outstanding at December 31, 2015	1,106,875	12.00	9.58	—
Exercisable at December 31, 2015	—	—	0	—
Vested and expected to vest at December 31, 2015	1,106,875	$12.00	9.58	$—

Outstanding at January 1, 2016	1,106,875	$12.00	9.58	$—
Granted	167,598	5.37	9.76	—
Exercised	—	—	0	—
Forfeited or expired	(522,500)	12.00	0	—
Outstanding at December 31, 2016	751,973	$10.52	8.91	$—
Exercisable at December 31, 2016	—	—	0	—
Vested and expected to vest at December 31, 2016	751,973	$10.52	8.91	$—

The Options granted during the twelve months ended December 31, 2016 vest over a three year period, one-third on each anniversary of each holder's grant date. The Options granted during the five months ended December 31, 2015 vest over a three year period, one-third on each anniversary of each holder’s grant date, with the exception of Options granted to the Company’s Chief Executive Officer, which vest one-third on the first anniversary of the grant date and 1/36 each month for two years thereafter.

The fair value of each Option was estimated on the date of grant using the Hull-White or Black-Scholes option pricing models with the assumptions described below. For the periods indicated, since the Company has limited historical volatility information available, the expected volatility was based on actual volatility for comparable public companies projected over the expected terms of Options and the actual volatility for the Company since the Business Combination. The Company did not apply a forfeiture rate to the Options as there is not enough historical information available to estimate. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the Options. The expected life for the Hull-White model was calculated as the average time to achieve the 2.0x strike exercise price in the simulation. The expected life for the Black-Scholes model was estimated using the simplified method.

	Year Ended December 31, 2016	August 1, 2015 Through December 31, 2015
Weighted average grant date fair value	$2.51	$4.03
Risk-free interest rate	1.32%	1.67% - 1.70%
Expected life (years)	6.00	5.73 - 5.97
Estimated volatility factor	48.3%	47.7% - 48.0%
Expected dividends	None	None

As of December 31, 2016, the Company had unrecognized compensation costs for stock options, totaling $1.3 million that is expected to be recognized over an average period of 1.4 years.

Time-Based Stock Appreciation Rights (SARS)

During the five months ended December 31, 2015, the Company’s compensation committee approved time-based stock appreciation rights ("SARS") to be granted to officers and employees of the Company outside of the United States, which vest ratably over three years. A summary of the Company’s time-based SARs as of December 31, 2016 is as follows:

	Number of Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at August 1, 2015	—	$—	0	$—
Granted	165,000	12.00	9.71	—
Exercised	—	—	0	—
Forfeited or expired	—	—	0	—
Outstanding at December 31, 2015	165,000	12.00	9.71	—
Exercisable at December 31, 2015	—	—	0	—
Vested and expected to vest at December 31, 2015	165,000	$12.00	9.71	$—

Outstanding at January 1, 2016	165,000	$12.00	9.71	$—
Granted	—	—	0	—
Exercised	—	—	0	—
Forfeited or expired	(6,875)	12.00	0	—
Outstanding at December 31, 2016	158,125	$12.00	8.71	$—
Exercisable at December 31, 2016	—	—	0	—
Vested and expected to vest at December 31, 2016	158,125	$12.00	8.71	$—

Holders of these SARs are entitled under the terms of the Plan to receive cash payments calculated based on the excess of the Company’s stock price over the target price in their award; consequently, these awards are accounted for as liability-type awards and the Company measures compensation cost based on their estimated fair value at each reporting date and the number of options expected to vest, net of estimated forfeitures, if any.

Upon issuance, the fair value of each SAR award was estimated using the Hull-White option pricing model with the assumptions described below. For the periods indicated, since the Company has limited historical volatility information available, the expected volatility was based on actual volatility for comparable public companies projected over the expected terms of SAR awards. The Company did not apply a forfeiture rate to the SAR awards as there is not enough historical information available to estimate. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR awards. The expected life was calculated as the average time to achieve the 2.0x strike exercise price in the simulation. Because the SARs are liability classified, they are revalued at each reporting date. The assumptions used to value the SARs as of their issuance dates and as of December 31, 2016 are presented below:

	As of December 31, 2016	August 1, 2015 Through December 31, 2015
Fair value of awards	$0.32	$1.74
Risk-free interest rate	1.87%	2.24%-2.25%
Expected life (years)	4.73	6.40-6.54
Estimated volatility factor	54.5%	47.5%-47.7%
Expected dividends	None	None

As of December 31, 2016, the Company had unrecognized compensation costs for SARs, totaling $29 thousand that is expected to be recognized over an average period of 1.3 years.

Restricted Stock

During the twelve months ended December 31, 2016 and the five months ended December 31, 2015, the Company’s compensation committee approved equity-classified performance-based and time based restricted stock awards to be granted to officers, employees of the Company, which vest ratably over three years. The restricted stock issued in 2015 also contains a performance condition which must be met in order for vesting to occur. A summary of the Company’s restricted stock awards as of December 31, 2016 and the activity since August 1, 2015 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs at August 1, 2015	—	$—
Granted	596,491	6.34
Vested	—	—
Forfeited or expired	—	—
Non-vested RSUs at December 31, 2015	596,491	$6.34

Non-vested RSUs at January 1, 2016	596,491	$6.34
Granted	194,570	5.32
Vested	(354,637)	6.34
Forfeited or expired	(139,441)	6.35
Non-vested RSUs at December 31, 2016	296,983	$5.66

As of December 31, 2016, Management has concluded that it is not probable that the performance condition for the remaining unvested performance-based restricted stock will be met and therefore no compensation is expected to be recognized for those RSUs; however, if it becomes probable that those performance conditions will be met, the Company could recognize up to $1.0 million. Unrecognized compensation expense for the unvested time-based restricted shares is $0.9 million, which is expected to be recognized over a weighted average period of 1.8 years.

Phantom Stock Awards

During the twelve months ended December 31, 2016 and the five months ended December 31, 2015, the Company’s compensation committee approved phantom stock awards to be awarded to officers and employees of the Company located outside of the United States, which vest ratably over three years. These awards will be settled in cash upon vesting and are therefore liability-classified, requiring remeasurement at each balance sheet date. A summary of the Company’s Phantom Stock Awards as of December 31, 2016 is as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Non-vested phantom stock awards at August 1, 2015	—	$—
Granted	154,502	6.34
Vested	—	—
Forfeited or expired	—	—
Non-vested phantom stock awards at December 31, 2015	154,502	$6.34

Non-vested phantom stock awards at January 1, 2016	154,502	$6.34
Granted	10,500	6.11
Vested	(49,655)	6.34
Forfeited or expired	(5,538)	6.34
Non-vested phantom stock awards at December 31, 2016	109,809	$6.32

As of December 31, 2016, Management concluded that it is not probable that the performance condition for the remaining unvested phantom shares will be met and therefore no compensation is expected to be recognized for those phantom shares; however, if it becomes probable that those performance conditions will be met, the Company could recognize up to $0.3 million of additional compensation expense. Unrecognized compensation expense for the unvested time-based phantom shares is $24 thousand, which is expected to be recognized over a weighted average period of 1.7 years.

Director Shares

On January 31, 2014, 20,125 founder shares were transferred to each of Boulevard’s three independent directors (“Director Shares”), adjusted for the effect of stock dividends in February 2014 (for a total of 60,375 founder shares). On March 13, 2014, the underwriters exercised a portion of the over-allotment option from the Public Offering, resulting in a portion of the Director Shares being forfeited. As a result, the Director Shares were adjusted ratably resulting in each director holding 18,375 Director Shares (for a total of 55,125 Director Shares) at December 31, 2016.

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

As of December 31, 2016, the Company had unrecognized compensation costs for the Director shares (founder shares) of $29 thousand that is expected to be recognized over an average period of 1.1 years.

Board of Director Grants

Certain directors receive shares of restricted stock subject to the terms, provisions and restrictions of the 2015 Incentive Compensation Plan. The shares granted during the five months ended December 31, 2015 vest over a three year period, one-third on each anniversary of each holder’s grant date, provided the Director is still serving as a director of the Company. The shares granted during the twelve months ended December 31, 2016 vest over a one year period on the one year anniversary of each holder's grant date, provided the Director is still serving as a director of the Company. Upon termination of directorship for any reason, the Director immediately forfeits any unvested shares without payment. A summary of the Company’s time-based restricted stock awarded to the Board of Directors for the twelve months ended December 31, 2016 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested time-based restricted stocks at August 1, 2015	—	$—
Granted	26,387	6.34
Vested	—	—
Forfeited or expired	—	—
Non-vested time-based restricted stock at December 31, 2015	26,387	$6.34

Non-vested time-based restricted stock at January 1, 2016	26,387	$6.34
Granted	69,539	5.08
Vested	(76,802)	5.22
Forfeited or expired	(4,600)	6.34
Non-vested time-based restricted stock at December 31, 2016	14,524	$6.22

As of December 31, 2016, the Company had unrecognized compensation costs for the Director shares of $81.0 thousand that is expected to be recognized over an average period of 1.5 years.

15.	Earnings Per Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. In computing dilutive income (loss) per share, basic income (loss) per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock and warrants.

The following represents amounts that could potentially dilute basic EPS in the future:

Stock-based compensation awards(1):
Stock options	751,973
Restricted stock to non-directors	352,017
Restricted stock to directors	14,524
Warrants:
Private placement warrants	6,160,000
Public warrants	9,823,072
———————————————————————————————

(1)	SARs and Phantom Options are payable in cash so will therefore have no impact on number of shares

Warrants and options are considered anti-dilutive and excluded when the exercise price exceeds the average market value of the Company’s common stock price during the applicable period. Performance share units are considered anti-dilutive if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the current period. Given that the Company recorded a net loss for the twelve months ended December 31, 2016, there is no difference between basic and diluted net loss per share since the effect of the items identified above would be anti-dilutive and are, therefore, excluded from the diluted net loss per share calculation.

16.	Income Taxes

(Loss) income before income taxes consists of the following components:

	Successor		Predecessor
(amounts in thousands)	Year Ended December 31, 2016	August 1, 2015 Through December 31, 2015	January 1, 2015 Through July 31, 2015	Year Ended December 31, 2014
Domestic	$(111,056)	$(34,139)	$29,053	$122,347
Foreign	12,516	470	(32,261)	(53,091)
Total	$(98,540)	$(33,669)	$(3,208)	$69,256

Significant components of income taxes are as follows:

	Successor		Predecessor
(amounts in thousands)	Year Ended December 31, 2016	August 1, 2015 Through December 31, 2015	January 1, 2015 Through July 31, 2015	Year Ended December 31, 2014
Currently payable:
Federal	$—	$—	$14,370	$49,918
State and Local	(1)	8	305	1,085
Foreign	(771)	646	392	135
Total currently payable	(772)	654	15,067	51,138

Deferred:
Federal	10,073	(18,308)	(4,115)	(7,808)
State and Local	(482)	(789)	(57)	(110)
Foreign	4,201	(789)	(46)	(1,821)
Total deferred	13,792	(19,886)	(4,218)	(9,739)
Provision (benefit) for income taxes	$13,020	$(19,232)	$10,849	$41,399

A reconciliation of income tax expense at the U.S. Federal statutory income tax rate to actual income tax provision is as follows:

	Successor		Predecessor
(amounts in thousands)	Year Ended December 31, 2016	August 1, 2015 Through December 31, 2015	January 1, 2015 Through July 31, 2015	Year Ended December 31, 2014
Tax at Statutory Rate	$(34,490)	$(11,785)	$(1,123)	$24,240
State income taxes, net of federal tax benefit	(313)	(508)	141	596
Effect of Foreign Items	(788)	(411)	2,315	4,017
Goodwill impairment	21,831	—	—	—
Valuation Allowance	28,466	(2,004)	9,321	12,878
Tax Incentives	(82)	(34)	—	(332)
Warrants	(1,722)	(4,557)	—	—
Other	118	67	195	—
Provision (benefit) for income taxes	$13,020	$(19,232)	$10,849	$41,399

Income tax expense for the twelve months ended December 31, 2016, five months ended December 31, 2015, seven months ended July 31, 2015, and twelve months ended December 31, 2014 include certain discrete tax items for changes in valuation allowances, non-deductible U.S. goodwill impairment, foreign effective rate items and other rate modifying items.

For the year ended December 31, 2016, the Company recorded a tax benefit of $1.7 million for the non-taxable marked to market gains from Private Placement Warrants. In addition, the Company recorded an income tax expense of $28.5 million for the increase in valuation allowances for certain tax attributes, including net operating losses. The increase in valuation allowance occurred in the quarter ended December 31, 2016, following the Company's assessment that it will not be able to realize its deferred tax assets in the U.S. in the time horizon required by U.S. GAAP to carry them as assets. During the quarter ended December 31, 2016, the Company impaired its goodwill asset resulting in a permanent item of $21.8 million, as the impairment is not deductible for tax purposes.

The tax rate for the five months ended December 31, 2015, was unfavorably impacted by the non-taxable marked to market gains from Private Placement Warrants of $4.6 million in the U.S. and by the release of the valuation allowance in the U.S. of $2.0 million.

The tax rate for the seven months ended July 31, 2015 was unfavorably impacted by the increase of valuation allowances of $9.3 million primarily in Canada and South Africa and by losses in multiple foreign jurisdictions with tax rates less than 35% of $2.3 million.

The tax rate for 2014 was unfavorably impacted by the increase of valuation allowances of $12.9 million primarily in Australia, Brazil, and France and by losses in multiple foreign jurisdictions with tax rates less than 35% of $4.0 million.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2016 and December 31, 2015 are as follows:

(amounts in thousands)	December 31, 2016	December 31, 2015
Deferred tax assets:
Intangible assets other than goodwill	$5,208	$3,788
Pension and other retiree obligations	547	425
Inventory	46	2,070
Other accruals and reserves	2,546	1,132
Loss and credit carryforwards	27,682	12,991
Other	952	816
Valuation allowance	(27,732)	(9,111)
Deferred tax assets	9,249	12,111

Deferred tax liabilities:
Intangible assets other than goodwill	—	—
Property, plant and equipment	(790)	(118)
Deferred tax liabilities	(790)	(118)
Net deferred tax assets / (liabilities)	$8,459	$11,993

The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses). The carrying value of deferred tax assets is based on the Company’s assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence.

Gross operating loss carryforwards amounted to $2.6 million for foreign jurisdictions, $75.4 million for U.S. federal, and $5.1 million for U.S. States at December 31, 2016. These operating loss carryforwards related to the 2014, 2015 and current 2016 tax periods. At December 31, 2016, none of the operating loss carryforwards were subject to expiration in 2016 through 2019. The operating loss carryforwards expiring in years 2020 through 2026 make up $0.4 million of the recorded deferred tax asset. The operating loss carryforwards expiring in years 2030 through 2036 make up $0.2 million of the recorded deferred tax asset. The remaining deferred tax asset relating to operating loss carryforwards of $0.3 million have an indefinite expiration. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.

As of December 31, 2016, management determined that sufficient negative evidence exists to conclude that it is more-likely-than-not that the net deferred income tax assets in the U.S. and Poland, are not realizable, and therefore, increased the valuation allowance accordingly.

There are tax credits in the U.S. for foreign taxes and research and development expenditures that were created in both 2015 and 2016. These credits are $0.1 million and $0.1 million, respectively. They will expire beginning in 2025 and 2035, respectively.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of the investments in foreign subsidiaries that is indefinitely reinvested outside the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. There is not a gross temporary difference as of December 31, 2016, since the tax basis of investments in foreign subsidiaries is in excess of the financial reporting basis.

Uncertain Tax Positions

Interest and penalties associated with uncertain tax positions are recognized as components of the “Provision for income taxes.” For the period ended December 31, 2016, no uncertain income tax positions were identified and no uncertain income tax positions were identified in related prior years.

17.	Segment and Geographical Information

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

Geographic Regions

Net sales by geographic region, based on the location of the customer, were as follows:

	Successor		Predecessor
(in thousands)	Year Ended December 31, 2016	August 1, 2015 Through December 31, 2015	January 1, 2015 Through July 31, 2015	Year Ended December 31, 2014
Net sales:
North America (1)	$56,201	$55,870	$2,938	$73,530
Latin America (2)	24,315	729	24,314	25,584
EMEA (3)	64,671	52,534	12,369	68,019
Asia Pacific (4)	14,482	1,948	13,061	13,375
Total Net sales	$159,669	$111,081	$52,682	$180,508

———————————————————————————————

(1)	North America includes the United States and Canada.

(2)	Latin America includes Argentina, Brazil, Chile, Guatemala, and Mexico.

(3)	EMEA includes Europe, the Middle East, and Africa.

(4)	Asia Pacific includes China, South Korea, Japan, Australia, and New Zealand.

Net property, plant and equipment by geographic region at the end of each period was as follows:

	Successor
(in thousands)	December 31, 2016	December 31, 2015
Net property, plant and equipment:
United States	$6,572	$3,721
All other	1,476	885
Total property, plant and equipment	$8,048	$4,606

Sales of SmartFresh™ accounted for over 90% of our total worldwide net sales in 2016, 2015, and 2014.

18.	Commitments and Contingencies

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

Operating Leases

The Company uses various leased facilities and equipment in its operations. The lease terms for these leased assets vary depending on the terms of the applicable lease agreement. Rental expense for all operating leases totaled $3.3 million, $0.9 million, $0.8 million, and $2.7 million for the twelve months ended December 31, 2016, the five months ended December 31, 2015, the seven months ended July 31, 2015, and the twelve months ended December 31, 2014, respectively. At December 31, 2016, the Company had no residual value guarantees related to its operating leases. Future minimum lease payments as of December 31, 2016 under noncancelable operating leases are as follows:

(in thousands)	Future Lease Payments
2017	$1,707
2018	638
2019	624
2020	630
2021	621
Thereafter	1,215
Total	$5,435

19.	Fair Value Measurements

Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2016:

(in thousands)	Level 1	Level 2	Level 3	Total
Warrant consideration(1)	$—	$1,080	$—	$1,080
Tax amortization benefit contingency(2)	—	—	150,260	150,260
Deferred acquisition payment(3)	—	—	2,498	2,498
Stock appreciation rights(4)	—	—	22	22
Phantom shares(5)	—	—	4	4
Total	$—	$1,080	$152,784	$153,864

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2015:

(in thousands)	Level 1	Level 2	Level 3	Total
Warrant consideration(1)	$—	$6,000	$—	$6,000
Tax amortization benefit contingency(2)	—	—	149,620	149,620
Deferred acquisition payment(3)	—	—	22,700	22,700
Stock appreciation rights(4)	—	—	27	27
Phantom shares(5)	—	—	20	20
Total	$—	$6,000	$172,367	$178,367

———————————————————————————————

(1)
This liability relates to warrants to purchase the Company's common stock and future obligations to deliver additional warrants in relation to the Business Combination. The inputs used in the fair value measurement were directly observable quoted prices for identical assets in an inactive market.

(2)
The fair value of the tax amortization benefit contingency is measured using an income approach based on the Company’s best estimate of the undiscounted cash payments to be made, tax effected at 37% and discounted to present value utilizing an appropriate market discount rate. The valuation technique used did not change during the five months ended December 31, 2015 or during the twelve months ended December 31, 2016.

(3)
The fair value of the deferred acquisition payment is measured using a Black-Scholes option pricing model and based on the Company’s best estimate of the Company’s average Business EBITDA, as defined in the Purchase Agreement, over the two year period from January 1, 2016 to December 31, 2017. The valuation technique used did not change during the five months ended December 31, 2015 or during the twelve months ended December 31, 2016.

(4)
The fair value of the stock appreciation right was measured using a Hull-White option pricing mode during the five months ended December 31, 2015 and a Black Scholes pricing model during the twelve months ended December 31, 2016.

(5)
The fair value of phantom shares are based on the fair value of the Company's common stock. The valuation technique used did not change during the five months ended December 31, 2015 or the twelve months ended December 31, 2016.

There were no transfers between Level 1 and Level 2 and no transfers out of Level 3 of the fair value hierarchy during the twelve months ended December 31, 2016 and the five months ended December 31, 2015.

At December 31, 2016, the Company evaluated the amount recorded under the Term Loan and determined that the fair value was approximately $380.9 million. At December 31, 2015, the carrying value of the Term Loan approximated the fair value. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the periods presented in our Level 3 financial instruments that are measured at fair value on a recurring basis. These instruments relate to contingent consideration payable to Dow in relation to the Business Combination.

(in thousands)	Tax amortization benefit contingency	Deferred acquisition payment	Stock appreciation rights	Phantom shares	Total
Balance, December 31, 2015	$149,620	$22,700	$27	$20	$172,367
Measurement period adjustment	2,223	(2,000)	—	—	223
Accretion	15,859	14,338	—	—	30,197
Stock compensation expense	—	—	—	—	—
Mark-to-market adjustment	(17,442)	(32,540)	(5)	(16)	(50,003)
Balance, December 31, 2016	$150,260	$2,498	$22	$4	$152,784

20.	Severance

In the first quarter of 2016, by mutual agreement, Thomas Macphee resigned as Chief Executive Officer and as a member of the Company's Board of Directors. In addition, Stan Howell resigned as the Company’s President, which was effective on April 30, 2016. According to the terms of their respective separation agreements, the Company expensed $1.3 million for the twelve months ended December 31, 2016. These amounts, which do not include stock compensation expense, were recorded in selling, general and administrative expense in the condensed consolidated and combined statement of operations. The Company expects to pay these amounts within twelve months following the departure dates of each of these former employees.

Effective September 26, 2016, Margaret M. Loebl, former Chief Financial Officer, left the Company in order to pursue other professional interests. The Company incurred expense of $1.2 million for the twelve months ended December 31, 2016, in accordance with her separation agreement. This amount, which does not include stock compensation expense, was recorded in selling, general and administrative expense in the condensed consolidated and combined statement of operations. The Company expects to pay this amount within twelve months following her departure date.

The Company incurred additional severance expense of $0.7 million for non-executive employees for the twelve months ended December 31, 2016.

21.	Quarterly Financial Data (Unaudited)

	Successor
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016:
Net sales	$28,411	$18,385	$61,200	$51,673
Cost of sales	$23,820	$15,833	$8,905	$11,419
Gross profit	$4,591	$2,552	$52,295	$40,254
Income (loss) before taxes	$(40,426)	$(40,790)	$11,988	$(29,312)
Net income (loss)	$(25,137)	$(25,164)	$7,312	$(68,571)
Net income (loss) per common share:
Basic	$(0.51)	$(0.51)	$0.15	$(1.39)
Diluted	$(0.51)	$(0.51)	$0.15	$(1.39)

	Predecessor			Successor
(in thousands, except per share data)	First Quarter	Second Quarter	July 1, 2015 through July 31, 2015	August 1, 2015 through September 30, 2015	Fourth Quarter
2015:
Net sales	$32,796	$17,729	$2,157	$59,650	$51,431
Cost of sales	$5,007	$5,110	$513	$45,719	$46,033
Gross profit	$27,789	$12,619	$1,644	$13,931	$5,398
Income (loss) before taxes	$9,576	$(9,024)	$(3,760)	$(18,612)	$(15,057)
Net income (loss)	$2,480	$(14,009)	$(2,528)	$(14,021)	$(416)
Net income (loss) per common share:
Basic(1)				$(0.28)	$(0.01)
Diluted(1)				$(0.28)	$(0.01)

———————————————————————————————

(1)
Earnings per share calculations for each period are based on the weighted average number of shares outstanding for that period. As the Company was not a Registrant prior to the Successor 2015 Period, no earnings per share data is presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2016, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has conducted an evaluation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Our internal controls over financial reporting include those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2016. In making this assessment, management used the criteria in Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of December 31, 2016 was effective.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have concluded that the financial statements and other financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

Remediation of Prior Material Weaknesses

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015, we identified the following material weakness in our internal control over financial reporting:

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

We believe that the material weakness described above resulted in large part from the completion of the Business Combination on July 31, 2015. Following the completion of the Business Combination, and through 2016 we have been building a standalone financial infrastructure, and this process will continue in 2017. Management designed and implemented certain remediation measures to address the material weakness and to improve controls over financial reporting. Among other things, during 2016 we hired permanent full-time finance and accounting personnel, built business and financial processes, developed formal policies and procedures related to expense cut-offs, and conducted training and education of appropriate personnel regarding cost estimates and expense cut-off dates.

We are committed to maintaining a strong control environment. These remediation efforts represent a significant and sustained improvement in our control environment that has allowed us to fully remediate the material weakness outlined above as of December 31, 2016.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2017 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2016.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2017 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2017 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2017 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2017 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2016.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted either because they are not applicable, not required, or because the required information is included in the consolidated and combined financial statements or the notes thereto. The following documents are filed as part of this report:

SCHEDULE I - CONDENSED FINANCIAL INFORMATION

AgroFresh Solutions, Inc.
Parent Company Information
Condensed Balance Sheets
(In thousands)

	Successor
	December 31, 2016	December 31, 2015
ASSETS
Accounts receivable from subsidiary	$4,114	$1,100
Investment in subsidiaries	333,003	424,721
Claims for income tax refunds	16	—
Deferred income tax asset	—	18,423
TOTAL ASSETS	$337,133	$444,244

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable to subsidiaries	$1,909	$334
Income taxes payable	—	6
Total liabilities	1,909	340
Total stockholders’ equity	335,224	443,904
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$337,133	$444,244

See accompanying notes to condensed financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION

AgroFresh Solutions, Inc.
Parent Company Information
Condensed Statements of Operations and Comprehensive Income (Loss)
(In thousands)

(in thousands)	Year Ended December 31, 2016	August 1, 2015 Through December 31, 2015
Net sales	$—	$—
Selling, general and administrative expenses	27	2,256
Loss in earnings of subsidiaries	(93,132)	(30,598)
Loss before taxes	(93,159)	(32,854)
Benefit for income taxes	18,401	(18,417)
Net loss	$(111,560)	$(14,437)

See accompanying notes to condensed financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION

AgroFresh Solutions, Inc.
Parent Company Information
Condensed Statements of Cash Flows
(In thousands)

(in thousands)	Year Ended December 31, 2016	August 1, 2015 Through December 31, 2015
Cash flows from operating activities:
Net cash used in operating activities	1,818	(37,006)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	—	—

Cash flows from financing activities:
Payment of deferred underwriting costs	—	(7,777)
Proceeds from private placement	—	50,000
Repayment of related party note payable	—	(380)
Repurchase of stock for treasury	(1,487)	(2,397)
Payment of withholding taxes on stock-based compensation	(331)	—
Repurchase of warrants	—	(2,524)
Net cash provided by financing activities	(1,818)	36,922

Net decrease in cash and equivalents during the period	—	(84)
Cash and cash equivalents, beginning of period	—	84
Cash and cash equivalents, end of period	$—	$—

See accompanying notes to condensed financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION

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

2. Commitments and Contingencies

As discussed in Note 11 to the consolidated and combined financial statements, in connection with the consummation of the Business Combination, AgroFresh Inc. as the borrower and its parent, AF Solutions Holdings LLC, a wholly-owned subsidiary of the Parent Company, as the guarantor, entered into the Credit Facility with Bank of Montreal. The Credit Facility consists of a $425.0 million Term Loan and a $25.0 million Revolving Loan. The Revolving Loan includes a $10.0 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries and (b) AF Solutions Holdings LLC, including the common stock of AgroFresh Inc.

The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan has a scheduled maturity date of July 31, 2019. Maturities of long-term debt for the five years following December 31, 2016 are $15.3 million in 2017, $4.3 million in 2018, $4.3 million in 2019, $4.3 million in 2020, and $390.6 million in 2021.

The Credit Facility imposes an overall cap on the total amount of dividends the Parent Company can pay, together with the total amount of shares and warrants the Parent Company can repurchase, of $12.0 million per fiscal year, and imposes certain other conditions on the Parent Company’s ability to pay dividends.

3. Dividends

The ability of the Parent Company’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ financing arrangements (see Note 11 to the consolidated and combined financial statements).

SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(amounts in thousands)	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period
Successor
Year Ended December 31, 2016	$190	$1,159	$(107)	$1,242
August 1, 2015 to December 31, 2015	$—	$190	$—	$190
Predecessor
January 1, 2015 to July 31, 2015	$1,678	$(602)	$—	$1,076
Year Ended December 31, 2014	$1,532	$146	$—	$1,678

INDEX TO EXHIBITS

Exhibit No.		Description
1.1	(1)	Form of Underwriting Agreement.
2.1	(18)	Stock Purchase Agreement, dated as of April 30, 2015, by and between Boulevard Acquisition Corp. and The Dow Chemical Company.
3.1	(2)	Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2015.
3.2	(2)	Series A Certificate of Designation.
3.3	(3)	Amended and Restated Bylaws.
3.4	(4)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of September 3, 2015.
4.1	(2)	Specimen Common Stock Certificate.
4.2	(2)	Specimen Warrant Certificate.
4.3	(5)	Warrant Agreement, dated as of February 12, 2014, by and between AgroFresh Solutions, Inc. and Continental Stock Transfer & Trust Company.
10.1(a)	(5)	Letter Agreement, dated February 12, 2014, among AgroFresh Solutions, Inc., Boulevard Acquisition Sponsor, LLC and Avenue Capital Management II, L.P.
10.1(b)	(5)	Letter Agreement, dated February 12, 2014, among AgroFresh Solutions, Inc., Boulevard Acquisition Sponsor, LLC and Robert J. Campbell.
10.1(c)	(5)	Letter Agreement, dated February 12, 2014, among AgroFresh Solutions, Inc., Boulevard Acquisition Sponsor, LLC and Joel Citron.
10.1(d)	(5)	Letter Agreement, dated February 12, 2014, among AgroFresh Solutions, Inc., Boulevard Acquisition Sponsor, LLC and Darren Thompson.
10.2	(6)	Form of Indemnification Agreement.
10.3	(5)
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

10.11	(9)	AgroFresh Solutions, Inc. Incentive Compensation Plan.
10.12	(10)	Employment Agreement, dated August 19, 2015, between AgroFresh Solutions, Inc. and Margaret M. (Margo) Loebl.
10.13	(10)	Employment Agreement, dated August 25, 2015, between AgroFresh Solutions, Inc. and Thomas Macphee.
10.14	(12)	Separation Agreement and Release between AgroFresh Solutions, Inc. and Thomas Macphee.
10.15	(12)	Separation Agreement and Release between AgroFresh Solutions, Inc. and Stan Howell.

10.16	(13)
Extension Agreement, dated as of May 9, 2016, among AgroFresh Solutions, Inc., The Dow Chemical Company, Rohm and Haas Company, Boulevard Acquisition Sponsor , LLC, Robert J. Campbell, Joel Citron, Darren Thompson and Continental Stock Transfer & Trust Company.

10.17	(14)	Employment Agreement, dated July 14, 2016, between AgroFresh Solutions, Inc. and Jordi Ferre.
10.18	(15)	Employment Agreement, Dated as of September 23, 2016, between AgroFresh Solutions, Inc. and Katherine Harper.
10.19	(16)	Separation Agreement and Release between AgroFresh Solutions, Inc. and Margaret M. Loebl.
10.20	(17)	Services Agreement, dated November 29, 2016, among AgroFresh Solutions, Inc., RipeLocker LLC and George Lobisser.
10.21	*	Form of Stock Option Agreement used in connection with the AgroFresh Solutions, Inc. 2015 Incentive Compensation Plan.
10.22	*	Form of Restricted Stock Agreement used in connection with the AgroFresh Solutions, Inc. 2015 Incentive Compensation Plan.
14.1	(11)	AgroFresh Solutions, Inc. Code of Business Conduct.
21.1	*	List of subsidiaries.
23.1	*	Consent of Deloitte & Touche LLP.
24.1	*	Power of Attorney (included on the signature page to this report).
31.1	*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.LAB	*	XBRL Taxonomy Label Document

101.PRE	*	XBRL Presentation Linkbase Document
101.DEF	*	XBRL Definition Linkbase Document

———————————————————————————————

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-193320) filed with the Securities and Exchange Commission on January 13, 2014.

(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on August 6, 2015.

(3)	Incorporated by reference to Annex A to the Company’s definitive proxy statement (File No. 001-36197) filed with the Securities and Exchange Commission on July 16, 2015.
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

(12)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on March 16, 2016.

(13)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on May 13, 2016.

(14)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on July 19, 2016.

(15)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 30, 2016.

(16)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on October 12, 2016.

(17)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on December 5, 2016.

(18)
Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on May 4, 2015. Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AgroFresh Solutions, Inc.
Date:	March 16, 2017

/s/ Jordi Ferre
By:	Jordi Ferre
Title:	Chief Executive Officer

/s/ Katherine Harper
By:	Katherine Harper
Title:	Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jordi Ferre and Katherine Harper, jointly and severally, his or her attorney—in—fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney—in—fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might do or could do in person hereby ratifying and confirming all that each of said attorneys—in—fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Jordi Ferre	Chief Executive Officer and Director	March 16, 2017
Jordi Ferre	(Principal Executive Officer)

/s/ Katherine Harper	Executive Vice President and Chief Financial Officer	March 16, 2017
Katherine Harper	(Principal Financial and Accounting Officer)

/s/ Nance K. Dicciani	Chair of the Board	March 16, 2017
Nance K. Dicciani

/s/ Stephen S. Trevor	Director	March 16, 2017
Stephen S. Trevor

/s/ Robert J. Campbell	Director	March 16, 2017
Robert J. Campbell

/s/ Gregory M. Freiwald	Director	March 16, 2017
Gregory M. Freiwald

/s/ Torsten Kraef	Director	March 16, 2017
Torsten Kraef

/s/ Marc Lasry	Director	March 16, 2017
Marc Lasry

/s/ Macauley Whiting, Jr.	Director	March 16, 2017
Macauley Whiting, Jr.

/s/ Stephen S. Trevor	Director	March 16, 2017
Stephen S. Trevor

/s/ George Lobisser	Director	March 16, 2017
George Lobisser