Form 10-Q
period 2017-03-31
AgroFresh Solutions, Inc.
filed 2017-05-09
CIK 1592016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☒
(Do not check if a smaller reporting company)

If an emerging growth company. indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of common stock outstanding as of May 5, 2017 was 50,280,826.

PART I - FINANCIAL INFORMATION

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$84,858	$77,312
Accounts receivable, net of allowance for doubtful accounts of $1,422 and $1,242, respectively	55,167	63,675
Inventories	16,156	15,467
Other current assets	13,642	14,047
Total current assets	169,823	170,501
Property and equipment, net	7,748	8,048
Intangible assets, net	766,868	776,584
Deferred income tax assets	8,227	8,459
Other assets	2,330	2,252
TOTAL ASSETS	$954,996	$965,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,956	$12,133
Current portion of long-term debt	4,250	15,250
Income taxes payable	3,121	3,121
Accrued expenses and other current liabilities	67,281	66,366
Total current liabilities	84,608	96,870
Long-term debt	403,431	392,996
Other noncurrent liabilities	145,455	140,833
Total liabilities	633,494	630,699

Commitments and contingencies (see Note 16)
Stockholders’ equity:
Common stock, par value $0.0001; 400,000,000 shares authorized, 50,942,207 and 50,698,587 shares issued and 50,280,826 and 50,037,206 shares outstanding at March 31, 2017 and December 31, 2016, respectively	5	5
Preferred stock; par value $0.0001, 1 share authorized and outstanding at March 31, 2017 and December 31, 2016	—	—
Treasury stock; par value $0.0001, 661,381 shares at March 31, 2017 and December 31, 2016	(3,885)	(3,885)
Additional paid-in capital	475,854	475,598
Accumulated deficit	(144,229)	(132,200)
Accumulated other comprehensive loss	(6,243)	(4,373)
Total stockholders' equity	321,502	335,145
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$954,996	$965,844

 See accompanying notes to condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net sales	$32,730	$28,411
Cost of sales (excluding amortization, shown separately below)	5,839	23,820
Gross profit	26,891	4,591
Research and development expenses	3,297	4,429
Selling, general, and administrative expenses	16,431	19,666
Amortization of intangibles	10,445	9,899
Change in fair value of contingent consideration	215	(3,100)
Operating loss	(3,497)	(26,303)
Other income	40	55
Gain on foreign currency exchange	3,103	830
Interest expense, net	(10,293)	(15,008)
Loss before income taxes	(10,647)	(40,426)
Income tax provision (benefit)	1,382	(15,289)
Net loss	$(12,029)	$(25,137)

Loss per share:
Basic	$(0.24)	$(0.51)
Diluted	$(0.24)	$(0.51)
Weighted average shares outstanding:
Basic	49,661,469	49,718,153
Diluted	49,661,469	49,718,153

See accompanying notes to condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net loss	$(12,029)	$(25,137)
Other comprehensive loss:
Foreign currency translation adjustments	(1,870)	(544)
Comprehensive loss	$(13,899)	$(25,681)

See accompanying notes to condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2015	1	$—	49,940,548	$5	$(2,397)	$472,494	$(20,640)	$(5,559)	$443,903
Stock-based compensation	—	—	—	—	—	1,071	—	—	1,071
Issuance of restricted stock	—	—	621,628	—	—	—	—	—	—
Repurchase of stock for treasury	—	—	—	—	(1,488)	—	—	—	(1,488)
Comprehensive loss	—	—	—	—	—	—	(25,137)	(544)	(25,681)
Balance at March 31, 2016	1	$—	50,562,176	$5	$(3,885)	$473,565	$(45,777)	$(6,103)	$417,805

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2016	1	$—	50,698,587	$5	$(3,885)	$475,598	$(132,200)	$(4,373)	$335,145
Stock-based compensation	—	—	—	—	—	216	—	—	216
Transfer of director compensation from liability to equity	—	—	—	—	—	40	—	—	40
Issuance of restricted stock	—	—	243,620	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	(12,029)	(1,870)	(13,899)
Balance at March 31, 2017	1	$—	50,942,207	$5	$(3,885)	$475,854	$(144,229)	$(6,243)	$321,502

See accompanying notes to condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(in thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cash flows from operating activities:
Net loss	$(12,029)	$(25,137)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,978	10,837
Provision for bad debts	180	—
Stock-based compensation for equity classified awards	216	1,071
Pension expense	49	—
Amortization of inventory fair value adjustment	—	18,505
Amortization of deferred financing costs	579	557
Accretion of contingent consideration	3,704	7,835
Increase (decrease) in fair value of contingent consideration	215	(3,100)
Deferred income taxes	232	(13,845)
Loss on sales of property	81	6
Other	43	981
Changes in operating assets and liabilities:
Accounts receivable	9,148	8,704
Inventories	(637)	1,845
Prepaid expenses and other current assets	407	(2,803)
Accounts payable	(5,013)	5,724
Accrued expenses and other liabilities	(716)	(2,124)
Income taxes payable	(9)	894
Other assets and liabilities	1,408	—
Net cash provided by operating activities	8,836	9,950
Cash flows from investing activities:
Cash paid for property and equipment	(1,014)	(850)
Proceeds from sale of property	—	8
Other investments	(350)	—
Net cash used in investing activities	(1,364)	(842)
Cash flows from financing activities:
Repayment of long term debt	(1,063)	(1,062)
Repurchase of stock for treasury	—	(1,488)
Net cash used in financing activities	(1,063)	(2,550)
Effect of exchange rate changes on cash and cash equivalents	1,137	632
Net increase in cash and cash equivalents	7,546	7,190
Cash and cash equivalents, beginning of period	77,312	57,765
Cash and cash equivalents, end of period	$84,858	$64,955

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,085	$6,204
Cash paid for income taxes	$679	$1,691
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property and equipment	$578	$—

See accompanying notes to condensed consolidated financial statements.

AgroFresh Solutions, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

The Company was originally incorporated as Boulevard Acquisition Corp. (“Boulevard”), a blank check company, in Delaware on October 24, 2013, and was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. On July 31, 2015, the Company completed a Business Combination and changed its name to AgroFresh Solutions, Inc. Prior to consummation of the Business Combination, the Company’s efforts were limited to organizational activities, its initial public offering and related financings, and the search for suitable business acquisition transactions.

2.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments that are necessary for a fair presentation of the Company's condensed consolidated results of operations, financial condition and cash flows for the periods shown, including normal, recurring accruals and other items. The condensed consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year.

For additional information, these condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2016. As used in these notes to the consolidated financial statements, the “AgroFresh Business” refers to the business conducted prior to the closing of the Business Combination by The Dow Chemical Company (“Dow”) through a combination of wholly-owned subsidiaries and operations of Dow, including through AgroFresh Inc. in the United States.

Recently Issued Accounting Guidance

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU No. 2017-07 requires employers to separate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other, which simplifies the test for goodwill impairment. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted for interim or annual goodwill impairments tests after January 1, 2017. This standard will impact future financial statements when adopted if the Company completes additional business combinations. The Company's goodwill balance at December 31, 2016 was zero.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

Effective January 1, 2017, the Company adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718). ASU No. 2016-09 clarifies several aspects of accounting for share-based compensation including the accounting for excess tax benefits and deficiencies, accounting for forfeitures and the classification of excess tax benefits on the cash flow statement. Excess tax benefits, if any, were formerly recognized in additional paid-in capital and tax deficiencies, if any, were recognized as an offset to accumulated excess tax benefits. If the entity has no previous tax benefit, any deficiencies would have been recognized in the income statement as income tax expense. The changes require all excess tax benefits and tax deficiencies related to share-based payments be identified as income tax expense or benefit in the income statement. The Company did not have any excess tax benefits, resulting in $0 impact to the condensed consolidated financial statements. The other changes required by the ASU are not expected to have any impact on the Company's financial statements.

In February 2015, the FASB issued ASU No. 2016-2, Leases. This update requires management to recognize lease assets and lease liabilities by lessees for all operating leases. ASU No. 2016-2 is effective for periods beginning after December 15, 2018 and interim periods therein on a modified retrospective basis. We are currently evaluating the impact this guidance will have on our financial statements.

Effective January 1, 2017, the Company adopted ASU No. 2015-11, Simplifying the Measurement of Inventory. The update requires an entity to measure inventory at the lower of cost or net realizable value; subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. The Company has adopted this ASU in the first quarter of 2017, which did not have a material impact to the condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance. The core principle of ASU No. 2014-09 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of the standard by one year which results in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. In addition, during March, April, May and December 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively, which clarified the guidance on certain items such as reporting revenue as a principal versus agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability, presentation of sales taxes, impairment testing for contract costs and disclosure of performance obligations. The Company plans to adopt the new standard on January 1, 2018 and is still assessing the impact it will have on the financial statements. The new standard will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from customer contracts, including judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company expects to use the modified retrospective method of adoption, reflecting the cumulative effect of initially applying the new standard to revenue recognition in the first quarter of 2018.

3.	Related Party Transactions

The Company is a party to ongoing agreements with Dow, a related party, including, but not limited to, operating-related agreements for certain transition services, seconded employees and occupancy. In connection with the Transition Services Agreement, the Company paid Dow a $5.0 million set-up fee which is being amortized over the period during which the services are expected to be provided.

The Company incurred expenses for such services for the three months ended March 31, 2017 and March 31, 2016 as follows:

(amounts in thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Amortization of prepayment related to set-up of transition services	$207	$778
Ongoing costs of transition services agreement	743	1,799
Rent expense	248	378
Amortization of prepayment related to Dow importation services	—	132
Other expenses	95	237
Total incurred expenses	$1,293	$3,324

As of March 31, 2017 and March 31, 2016, the Company had an outstanding payable to Dow of $0.3 million and $1.5 million, respectively.

In addition, during 2016, the Company made a minority investment in RipeLocker, LCC ("RipeLocker"), a company led by George Lobisser, a director of AgroFresh. On November 29, 2016, the Company entered into a Mutual Services Agreement (the “Services Agreement”) with George Lobisser and RipeLocker, LLC. Pursuant to the Services Agreement, (i) the Company may provide RipeLocker with technical support, in the form of access to the Company’s research and development personnel for a specified number of hours for purposes of providing advice and input relating to RipeLocker’s products and services, and (ii) Mr. Lobisser may provide consulting services to the Company as may be reasonably requested by the Company from time to time. Pursuant to the Services Agreement, Mr. Lobisser is entitled to receive a consulting fee of $5,000 per full day for time spent performing consulting services under this Agreement (pro-rated for any partial day), plus reimbursement for out-of-pocket expenses, provided that for each hour of technical support provided by the Company to RipeLocker, Mr. Lobisser will provide one-half hour of consulting services for no consideration. In February 2017, the Company and Mr. Lobisser agreed to substantially curtail any mutual consulting services to be provided under the Services Agreement, and that any further services would be provided at no charge. For the three months ended March 31, 2017, there were no material amounts paid and as of March 31, 2017, there were no material amounts owed to RipeLocker or Mr. Lobisser for consulting services.

4.	Inventories

Inventories at March 31, 2017 and December 31, 2016 consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Raw material	$1,515	$1,649
Work-in-process	8,757	7,963
Finished goods	5,198	5,132
Supplies	686	723
Total inventories	$16,156	$15,467

5.	Other Current Assets

The Company's other current assets at March 31, 2017 and December 31, 2016 consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
VAT receivable	$10,035	$9,306
Other	3,607	4,741
Total other current assets	$13,642	$14,047

6.	Property and Equipment

Property and equipment at March 31, 2017 and December 31, 2016 consisted of the following:

(in thousands, except for useful life data)	Useful life (years)	March 31, 2017	December 31, 2016
Leasehold improvements	7-20	$1,465	$1,463
Machinery & equipment	1-12	6,509	6,066
Furniture	1-12	797	843
Construction in progress		354	781
		9,125	9,153
Less: accumulated depreciation		(1,377)	(1,105)
Total property and equipment, net		$7,748	$8,048

Depreciation expense for the three months ended March 31, 2017 and March 31, 2016 was $0.3 million and $0.2 million, respectively. Depreciation expense is recorded in cost of sales, selling, general and administrative expense and research and development expense in the condensed consolidated statements of operations.

7.	Intangible Assets

The Company’s intangible assets at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017			December 31, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Other intangible assets:
Developed technology	$757,000	$(65,439)	$691,561	$757,000	$(55,623)	$—	$701,377
In-process research and development	39,000	(1,264)	37,736	39,000	(722)	—	38,278
Trade name	26,000	—	26,000	35,500	—	(9,500)	26,000
Service provider network	2,000	—	2,000	2,000	—	—	2,000
Customer relationships	8,000	(556)	7,444	8,000	(472)	—	7,528
Software	885	(154)	731	660	(104)	—	556
Software not yet placed in service	1,309	—	1,309	753	—	—	753
Other	100	(13)	87	100	(8)	—	92
Total intangible assets	$834,294	$(67,426)	$766,868	$843,013	$(56,929)	$(9,500)	$776,584

At March 31, 2017, the weighted-average amortization period remaining for the finite-lived intangible assets was 18.0 years. At March 31, 2017, the weighted-average amortization periods remaining for developed technology, customer relationships, in-process R&D, software and other was 18.0, 22.3, 17.5, 4.0, and 5.3 years, respectively.

Estimated annual amortization expense for finite-lived intangible assets, excluding amounts not placed in service, subsequent to March 31, 2017 is as follows:

(in thousands)	Amount
2017 (remaining)	$31,488
2018	41,984
2019	41,979
2020	41,901
2021	41,814
Thereafter	538,393
Total	$737,559

8.	Accrued and Other Current Liabilities

The Company’s accrued and other current liabilities at March 31, 2017 and December 31, 2016 consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Warrant consideration	$1,560	$1,080
Tax amortization benefit contingency	17,535	17,535
Working capital settlement	17,000	17,000
Additional consideration due seller	9,263	9,263
Accrued compensation and benefits	6,588	6,352
Accrued rebates payable	3,964	4,701
Insurance premium financing payable	290	578
Severance	831	1,564
Accrued taxes	6,639	4,598
Other	3,611	3,695
Total accrued and other current liabilities	$67,281	$66,366

Refer to Notes 17 and 18 regarding the contingent consideration owed to Dow as part of the Business Combination.

9.	Debt

The Company’s debt, net of unamortized discounts and deferred financing fees, at March 31, 2017 and December 31, 2016 consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Total Term Loan outstanding	$407,681	$408,246
Less: Amounts due within one year	4,250	15,250
Total long-term debt due after one year	$403,431	$392,996

At March 31, 2017, the Company evaluated the amount recorded under the Term Loan (defined below) and determined that the fair value was approximately $415.0 million. The fair value of the debt is based on quoted inactive market prices and is therefore classified as Level 2 within the fair value hierarchy.

The Term Loan is presented net of deferred issuance costs, which are amortized using the effective interest method over the term of the Term Loan. Gross deferred issuance costs at the inception of the Term Loan were $12.9 million and as of March 31, 2017 there were $9.9 million of unamortized deferred issuance costs.

Scheduled principal repayments under the Term Loan subsequent to March 31, 2017 are as follows:

(in thousands)	Amount
2017 (remaining)	$3,188
2018	4,250
2019	4,250
2020	4,250
2021	401,625
Thereafter	—
Total	$417,563

Credit Facility (Successor)

On July 31, 2015, in connection with the consummation of the Business Combination, AgroFresh Inc. as the borrower and its parent, AF Solutions Holdings LLC (“AF Solutions Holdings”), a wholly-owned subsidiary of the Company, as the guarantor, entered into a Credit Agreement with Bank of Montreal, as administrative agent (the “Credit Facility”). The Credit Facility consists of a $425 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a $25 million revolving loan facility (the “Revolving Loan”). The Revolving Loan includes a $10 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of March 31, 2017, the Company has issued $0.9 million of letters of credit, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan has a scheduled maturity date of July 31, 2019. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75% or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios). At March 31, 2017, the effective interest rate was 6.38%. The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries and (b) AF Solutions Holdings, including the common stock of AgroFresh Inc.

Certain restrictive covenants are contained in the Credit Facility, which the Company was in compliance with as of March 31, 2017. The Credit Facility imposes an overall cap on the total amount of dividends the Company can pay, together with the total amount of shares and warrants the Company can repurchase, of $12 million per fiscal year, and imposes certain other conditions on the Company’s ability to pay dividends.

Beginning with the year ended December 31, 2016, the Company is required to prepay Term Loan Borrowings and Incremental Term Loan Borrowings in an aggregate amount equal to 50% of the Excess Cash Flow for the fiscal year; provided that such amount of the Excess Cash Flow in any fiscal year shall be reduced by (i) the aggregate amount of prepayments of Term Loans and Incremental Term Loans made, (ii) to the extent accompanied by permanent reductions of Revolving Commitments, the aggregate amount of prepayments of Revolving Loans (other than prepayments financed with the proceeds of Indebtedness), (iii) repaid borrowings of Revolving Loans made on the Effective Date to account for any additional original issue discount or upfront fees that are implemented pursuant to the Fee Letter and (iv) the aggregate amount of cash dividends paid by the Company or Holdings to Holdings or Boulevard for the payment of the Seller Earnout; provided further that, prepayments of Term Loan Borrowings and Incremental Term Loan Borrowings shall only be required if 50% of the Excess Cash Flow for such fiscal year exceeds $5 million. The amount due under this provision for the year ended December 31, 2016 was originally estimated to be $11.0 million, but it was subsequently determined that no amount was payable for such year. There are no amounts due under this provision as of March 31, 2017.

At March 31, 2017, there was $417.6 million outstanding under the Term Loan and no balance outstanding under the Revolving Loan.

In July 2015, the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The interest expense related to the amortization of the debt issuance costs during the three months ended March 31, 2017 was approximately $0.6 million.

10.	Other Noncurrent Liabilities

The Company’s other noncurrent liabilities at March 31, 2017 and December 31, 2016 consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Tax amortization benefit contingency	$136,788	$132,724
Deferred payment	1,874	2,498
Other	6,793	5,611
Total other noncurrent liabilities	$145,455	$140,833

11.	Severance

The Company expensed $0.0 million and $1.8 million for severance in the three months ended March 31, 2017 and March 31, 2016, respectively. This amount, which does not include stock compensation expense, was recorded in selling, general and administrative expense in the condensed consolidated statement of operations. As of March 31, 2017, the Company had $1.1 million of severance liability, of which $0.8 million will be paid out over the next year.

12.	Stockholders’ Equity

The authorized common stock of the Company consists of 400,000,000 shares with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of March 31, 2017, there were 50,280,826 shares of common stock outstanding. As of March 31, 2017, there were warrants to purchase 15,983,072 shares of the Company’s common stock outstanding at a strike price of $11.50. Of the 15,983,072 warrants, 9,823,072 were issued as part of the units sold in the Company's initial public offering in February 2014 (1,201,928 warrants were subsequently repurchased during 2015) and 6,160,000 warrants were sold in a private placement at the time of such public offering.

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

Stock compensation expense for both equity-classified and liability-classified awards for the three months ended March 31, 2017 and March 31, 2016 was $0.3 million and $1.2 million, respectively. Stock compensation expense is recognized in cost of goods sold, selling, general and administrative expenses, and research and development expenses. At March 31, 2017, there was $5.4 million of unrecognized compensation cost relating to outstanding unvested equity instruments expected to be recognized over the weighted average period of 1.8 years.

On March 31, 2017, the Company granted the following share-based awards to members of management employed in the United States. These awards will be settled in shares of the Company's common stock and are equity-classified. The grant date fair value of these awards will be recognized on a straight-line basis over the vesting period. The performance-based restricted stock units each have a performance period that ends on December 31, 2019 and the other awards vest ratably on the first, second, and third anniversaries of the grant date.

Performance-based restricted stock units	265,950
Time-based restricted stock	207,000
Options	181,800
Total	654,750

On March 31, 2017, the Company also granted the following share-based awards to members of management employed in countries outside of the United States. These awards will be settled in cash and are liability-classified. Therefore, the fair value of these liability-classified awards will be remeasured on each balance sheet date. The performance-based phantom shares each have a performance period that ends on December 31, 2019 and the other awards vest ratably on the first, second, and third anniversaries of the grant date.

Performance-based phantom shares	39,150
Service-based phantom shares	50,850
Stock appreciation rights	9,350
Total	99,350

The performance-based restricted stock units and phantom shares were valued with a Monte Carlo simulation model using the assumptions in the table below. Based on these assumptions, the grant date fair value of the performance-based restricted stock units and phantom shares was estimated to be $4.33 per share.

Volatility	81.6%
Risk-free interest rate	1.49%
Dividend yield	0.00%
Grant date stock price	$4.37
Performance period	3 years

The stock options and stock appreciation rights were valued with a Black-Scholes option pricing model using the assumptions in the table below. Since the Company has limited historical volatility information available, the expected volatility was based on actual volatility for comparable public companies projected over the expected term of the Options and the actual volatility for the Company since the Business Combination. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the Options. The expected life was estimated using the simplified method. Based on these assumptions, the grant-date fair value of the stock options and stock appreciation rights was estimated to be $2.39.

Volatility	57.10%
Risk-free interest rate	2.08%
Dividend yield	0.00%
Grant date stock price	$4.37
Expected term	6 years

The fair value of the time-based restricted stock and the service-based phantom shares is equal to the closing price of the Company’s common stock on the grant date of the awards.

14.	Earnings Per Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. In computing dilutive income (loss) per share, basic income (loss) per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock and warrants.

The following table represents amounts that could potentially dilute basic EPS in the future:

	March 31, 2017	March 31, 2016
Stock-based compensation awards(1):
Stock options	926,898	584,375
Restricted stock to non-directors	797,401	343,753
Restricted stock to directors	78,754	21,784
Warrants:
Private placement warrants	6,160,000	6,160,000
Public warrants	9,823,072	9,823,072

———————————————————————————————

(1)	SARs and Phantom Shares are payable in cash and will, therefore, have no impact on number of shares.

Warrants and options are considered anti-dilutive and excluded when the exercise price exceeds the average market value of the Company’s common stock price during the applicable period. Performance share units are considered anti-dilutive if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the current period. Given that the Company recorded a net loss for the three months ended March 31, 2017, there is no difference between basic and diluted net loss per share since the effect of the items identified above would be anti-dilutive and are, therefore, excluded from the diluted net loss per share calculation.

15.	Income Taxes

The effective tax rate for the three months ended March 31, 2017 was (13.0)%, compared to the effective tax rate of 37.8% for the three months ended March 31, 2016.

The effective tax rate for the three months ended March 31, 2017 and March 31, 2016 differs from the US statutory tax rate of 35% due to the valuation allowance related to deferred tax assets in the U.S. Beginning in December 2016, the Company is not recording any tax benefits on its U.S. pre-tax losses.

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

Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2017:

(in thousands)	Level 1	Level 2	Level 3	Total
Warrant consideration(1)	$—	$1,560	$—	$1,560
Tax amortization benefit contingency(2)	—	—	154,323	154,323
Deferred acquisition payment(3)	—	—	1,874	1,874
Stock appreciation rights(4)	—	—	71	71
Phantom shares(5)	—	—	10	10
Total	$—	$1,560	$156,278	$157,838

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

(2)
The fair value of the tax amortization benefit contingency is measured using an income approach based on the Company's best estimate of the undiscounted cash payments to be made, tax effected at 37% and discounted to present value utilizing an appropriate market discount rate. The valuation technique used did not change during the three months ended March 31, 2017.

(3)
The fair value of the deferred acquisition payment is measured using a Black-Scholes option pricing model and based on the Company's best estimate of the Company's average Business EBITDA, as defined in the Purchase Agreement (as defined in Note 18), over the two year period from January 1, 2016 to December 31, 2017. The valuation technique used did not change during the three months ended March 31, 2017.

(4)
The fair value of the stock appreciation rights were measured using a Black Scholes pricing model during the three months ended March 31, 2017. The valuation technique used did not change during the three months ended March 31, 2017.

(5)	The fair value of phantom shares are based on the fair value of the Company's common stock. The valuation technique used did not change during the three months ended March 31, 2017.

There were no transfers between Level 1 and Level 2 and no transfers out of Level 3 of the fair value hierarchy during the three months ended March 31, 2017.

At March 31, 2017, the Company evaluated the amount recorded under the Term Loan and determined that the fair value was approximately $415.0 million. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following table presents the changes during the period presented in our Level 3 financial instruments that are measured at fair value on a recurring basis. These instruments relate to contingent consideration payable to Dow in connection to the Business Combination.

(in thousands)	Tax amortization benefit contingency	Deferred acquisition payment	Stock appreciation rights	Phantom shares	Total
Balance, December 31, 2016	$150,260	$2,498	$22	$4	$152,784
Accretion	3,704	—	—	—	3,704
Mark to market adjustment	359	(624)	49	6	(210)
Balance, March 31, 2017	$154,323	$1,874	$71	$10	$156,278

18.	Subsequent Events

On April 4, 2017, the Company entered into an agreement (the “Amendment Agreement”) with Dow, Rohm and Haas Company (“R&H”), Boulevard Acquisition Sponsor, LLC (the “Sponsor”), AgroFresh Inc., a wholly-owned subsidiary of the Company, Avenue Capital Management II, L.P. (“Avenue”) and, solely as to certain sections of the Amendment Agreement, Joel Citron, Darren Thompson and Robert J. Campbell (collectively, the “Founding Holders”), Marc Lasry and Stephen Trevor. Pursuant to the Amendment Agreement and certain related agreements entered into on the same date (as described below), among other things, the Company and Dow agreed to modify certain obligations of the Company pursuant to (i) the Stock Purchase Agreement, dated April 30, 2015 (the “Purchase Agreement”), between the Company and Dow, and (ii) the Tax Receivables Agreement, dated July 31, 2015 (the “Tax Receivables Agreement”), among the Company, Dow, R&H and AgroFresh Inc., and (iii) the Warrant Purchase Agreement, dated July 31, 2015 (the “Warrant Purchase Agreement”), among the Company, Dow, R&H and the Sponsor. Each of Mr. Campbell, Mr. Lasry and Mr. Trevor is a member of the Company’s board of directors, and each of Dow and the Sponsor is a significant stockholder of the Company.

Amendment Agreement

Pursuant to the Amendment Agreement, the Company agreed to pay Dow the aggregate amount of $20.0 million, of which $10.0 million was paid on April 4, 2017 and the remaining $10.0 million is payable on or before January 31, 2018, in full satisfaction of the Company’s obligations with respect to (i) the working capital adjustment under the Purchase Agreement which as of March 31, 2017 was approximately $17.0 million, (ii) certain transfer and value added tax reimbursement obligations under the Purchase Agreement, which as of March 31, 2017 was approximately $9.3 million, and (iii) the amount payable to Dow pursuant to the Tax Receivables Agreement on account of the 2015 tax year, which as of March 31, 2017 was approximately $12.0 million, which includes accrued interest.

Also pursuant to the Amendment Agreement, each of Avenue and Dow agreed to make available to the Company a credit facility, providing for loans of up to $50.0 million each, for use to complete one or more potential acquisitions prior to December 31, 2019, in each case subject to approval by both Avenue and Dow.

First Amendment to Tax Receivables Agreement

The Company, Dow, R&H and AgroFresh Inc. entered into a First Amendment to the Tax Receivables Agreement (the “TRA Amendment”). The TRA Amendment reduces, from 85% to 50%, the percentage that the Company is required to pay annually to Dow pursuant to the Tax Receivables Agreement of the amount of the tax savings, if any, in U.S. Federal, state and local income tax or franchise tax that the Company actually realizes as a result of the increase in tax basis of the AgroFresh assets resulting from a Section 338(h)(10) election that the Company and Dow made in connection with the transactions contemplated by the Purchase Agreement.

Stock Buyback Agreement

The Company and Dow entered into a letter agreement (the “Stock Buyback Agreement”), pursuant to which Dow agreed to use its reasonable best efforts to purchase up to 5,070,358 shares of the Company’s common stock in the open market (representing approximately 10% of the total number of shares of the Company’s common stock then outstanding). Such purchases would be effected by means of one or more plans or programs over a period of up to 18 months.

Termination of Warrant Purchase Agreement

The Company, Dow, R&H and the Sponsor entered into a letter agreement, pursuant to which the Warrant Purchase Agreement was terminated effective immediately.

As a result of the Amendment Agreement, the TRA Amendment and the termination of the Warrant Purchase Agreement, the Company will reduce the related liabilities during the second quarter of 2017.

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

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this MD&A regarding the Company's financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results and/or the timing of events could differ materially from those contemplated by these forward-looking statements due to a number of factors, including those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K") as well as the update to those Risk Factors disclosed in Part II, Item 1A of this Report. Any forward-looking statements included in this Report are based only on information currently available to the Company and speak only as of the date on which such statements are made. The Company undertakes no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. All subsequent written or oral forward looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by this paragraph.

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

AgroFresh is a former blank check company that completed its initial public offering on February 19, 2014. Upon the closing of the Business Combination with Dow on July 31, 2015, the Company changed its name to AgroFresh Solutions, Inc. The Company paid Dow cash consideration of $635 million and issued Dow 17.5 million shares of common stock at a deemed value of $12 per share. The transaction included a liability to Dow to deliver a variable number of warrants between the closing and April 2016, which obligation was terminated pursuant to a letter agreement entered into on April 4, 2017. The cash consideration was funded through our initial public offering, a term loan, and a private placement of 4.9 million shares of common stock that yielded $50 million of proceeds. The transaction also has an earn-out feature whereby Dow is entitled to receive a deferred payment of $50 million in March 2018 if AgroFresh achieves a specified average level of Business EBITDA (as defined in the Stock Purchase Agreement related to the Business Combination) over 2016 and 2017. In addition, pursuant to a tax receivables agreement entered into in connection with the Business Combination, Dow was originally entitled to receive 85% of the tax savings, if any, that the Company realizes as a result of the increase in the tax basis of assets acquired pursuant to the Business Combination. Pursuant to an amendment to the tax receivables agreement entered into on April 4, 2017, the percentage was reduced from 85% to 50% for all tax years ending after December 31, 2015.

In connection with the closing of the Business Combination, AgroFresh entered into a transition services agreement with Dow. Under the agreement, Dow provides AgroFresh a suite of services for a period of time ranging from six months to five years depending on the service. However, the Company expects to terminate these services by December 31, 2017. The agreement also provided for a $5 million execution fee that was paid to Dow at the closing of the Business Combination.

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

The Company is shifting the terms of its contracts with service providers from annual renewal periods to two or three year durations in order to have greater certainty that experienced applicators will be available for upcoming harvest seasons. Most of the Company’s service providers are operating under multi-year contracts. Management believes the quality and experience of its service providers deliver clear commercial benefits.

Seasonality

The Company’s operations are subject to seasonal variation due to the timing of the growing seasons around the world. Northern Hemisphere growers typically harvest from August through November, and Southern Hemisphere growers typically harvest from late January to early May. Since the majority of the Company’s sales are in Northern Hemisphere countries, a proportionately greater share of its revenue is realized during the second half of the year. There are also variations in the seasonal demands from year to year depending on weather patterns and crop size. This seasonality and variations in seasonal demand could impact the ability to compare results between periods.

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

Critical Accounting Policies and Use of Estimates

Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations and that require the use of complex and subjective estimates based upon management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ materially from these estimates. There have been no material changes to our critical accounting policies and estimates previously disclosed in our 2016 Form 10-K for the year ended December 31, 2016. For a description of our critical accounting policies and estimates as well as a listing of our significant accounting policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates” and “Note 2 - Basis of Presentation and Summary of Significant Accounting Policies” in our 2016 Form 10-K.

Results of Operations

The following table summarizes the results of operations for both the three months ended March 31, 2017 and March 31, 2016:

(in thousands, except share and per share data)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net sales	$32,730	$28,411
Cost of sales (excluding amortization, shown separately below)	5,839	23,820
Gross profit	26,891	4,591
Research and development expenses	3,297	4,429
Selling, general, and administrative expenses	16,431	19,666
Amortization of intangibles	10,445	9,899
Change in fair value of contingent consideration	215	(3,100)
Operating loss	(3,497)	(26,303)
Other income	40	55
Gain on foreign currency exchange	3,103	830
Interest expense, net	(10,293)	(15,008)
Loss before income taxes	(10,647)	(40,426)
Income tax provision (benefit)	1,382	(15,289)
Net loss	$(12,029)	$(25,137)

Comparison of Results of Operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Net Sales

Net sales were $32.7 million for the three months ended March 31, 2017 as compared to net sales of $28.4 million for the three months ended March 31, 2016. The increase in net sales was primarily driven by SmartFresh growth in Brazil and Chile and significant Harvista growth in Argentina. We also saw slight revenue increases on sales of EthylBloc, RipeLock and LandSpring. Offsetting these gains were declines on sales of SmartFresh in South Africa due to drought and in Australia due to a delayed harvest season versus 2016.

Cost of Sales

Cost of sales was $5.8 million for the three months ended March 31, 2017 as compared to $23.8 million for the three months ended March 31, 2016. The amount in the prior year period includes $18.5 million of amortization of inventory step up. If the amortization of inventory step-up is excluded, gross profit margin would have been 81.3 percent in the first quarter of 2016 versus 82.2 percent in the first quarter of 2017. This slight increase in gross margin percentage is due to timing, the impact of our higher revenue on our relatively consistent fixed cost base, and one-time costs in the first quarter of 2016.

Research and Development Expenses

Research and development expenses were $3.3 million for the three months ended March 31, 2017 as compared to $4.4 million for the three months ended March 31, 2016. The decrease in research and development expenses reflects more targeted research activities in 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.4 million for the three months ended March 31, 2017 compared to $19.7 million for the three months ended March 31, 2016. This decrease in selling, general, and administrative expenses was primarily driven by lower non-recurring costs to establish the Company as a separate public company of $5.5 million, lower severance costs of $1.8 million, and lower stock-based compensation charges of $0.7 million, partially offset by incremental recurring costs of $3.5 million related to the addition of permanent employees and legal fees for pending litigation of $1.2 million.

Amortization of Intangibles

Amortization of intangible assets was $10.4 million for the three months ended March 31, 2017 compared to $9.9 million for the three months ended March 31, 2016. The increase in amortization of intangibles is primarily due to the amortization of in-process research and development for our Landspring product line, which started in September 2016.

Change in Fair Value of Contingent Consideration

The Company recorded a $0.2 million loss in the three months ended March 31, 2017 related to a change in the fair value of contingent consideration, as compared to a $3.1 million gain in the three months ended March 31, 2016. As discussed in Note 3 to the 2016 audited consolidated financial statements, pursuant to the Business Combination, the Company entered into various forms of contingent consideration, including the warrant consideration, the deferred payment, and the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings. For the three months ended March 31, 2017, the warrant consideration, the deferred payment, and the tax amortization benefit contingency losses (gains) were $0.5 million, $(0.6) million, $0.4 million, respectively.

Interest Expense, Net

Interest expense was $10.3 million for the three months ended March 31, 2017, as compared to $15.0 million for the three months ended March 31, 2016. Accretion on the potential deferred payment to Dow was $3.5 million for the three months ended March 31, 2016, without a comparable expense in 2017. Interest on the working capital settlement with Dow was $0.3 million for the three months ended March 31, 2016, without a comparable expense in 2017. Lower interest on the Term Loan of $0.2 million and lower accretion of the Tax Receivables Agreement of $0.6 million also contributed to the decrease in interest expense.

Income taxes

Income tax expense was $1.4 million for the three months ended March 31, 2017 compared to income tax benefit of $15.3 million for the three months March 31, 2016. As of March 31, 2017, in accordance with ASC 740, Income Taxes, we maintained a full valuation allowance against net deferred tax assets in the U.S. tax jurisdiction. We will continue to maintain a full valuation allowance until such time as we can reasonably estimate the probability of realizing benefits from U.S. deferred tax assets. Our U.S. operations did not have a valuation allowance as of March 31, 2016, and, therefore, recorded a tax benefit at that time.

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

The following is a reconciliation between the non-GAAP financial measure of EBITDA to its most directly comparable GAAP financial measure, net loss:

(in thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
GAAP Net loss	$(12,029)	$(25,137)
Provision (benefit) for income taxes	1,382	(15,289)
Amortization of inventory step-up(1)	—	18,505
Interest expense(2)	10,293	15,008
Depreciation and amortization	10,978	10,837
Non-GAAP EBITDA	$10,624	$3,924

———————————————————————————————

(1)	The amortization of inventory step-up related to the acquisition of AgroFresh was charged to income based on the pace of inventory usage.

(2)	Interest on the term loan and accretion for debt discounts, debt issuance costs and contingent consideration.

Liquidity and Capital Resources

Cash Flow

(in thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net cash provided by operating activities	8,836	9,950
Net cash (used in) investing activities	(1,364)	(842)
Net cash (used in) financing activities	(1,063)	(2,550)

Cash provided by operating activities was $8.8 million for the three months ended March 31, 2017, as compared to $10.0 million for the three months ended March 31, 2016. In 2017, net income before non-cash depreciation and amortization and changes in fair value of contingent consideration (including accretion) was $2.9 million. Other non-cash charges included stock-based compensation on equity-classified awards of $0.2 million, $0.6 million of deferred financing costs, and other non-cash items of $0.6 million. Additionally, the change in net operating assets was $4.6 million in 2017. For the three months ended March 31, 2016, net income before non-cash depreciation and amortization, amortization of inventory step-up, and changes in the fair value of contingent consideration (including accretion) was $8.9 million. Other non-cash charges included stock-based compensation on equity-classified awards of $1.1 million, a $(13.8) million increase in the net deferred tax asset, and other non-cash items of $1.5 million. Additionally, the change in net operating assets was $12.2 million for the three months ended March 31, 2016.
Cash (used in) investing activities was $(1.4) million for the three months ended March 31, 2017, as compared to $(0.8) million for the three months ended March 31, 2016. Cash used in investing activities in 2017 was for the purchase of fixed assets and leasehold improvements, of $(1.0) million, and an investment of $(0.4) million. Cash used in 2016 was for the purchase of fixed assets and leasehold improvements, of $(0.8) million.

Cash (used in) financing activities was $(1.1) million for the three months ended March 31, 2017, as compared to $(2.6) million for the three months ended March 31, 2016. Cash used in financing activities in 2017 was for the repayment of debt in the amount of $(1.1) million. Cash used in 2016 was for the repayment of debt in the amount of $(1.1) million and the purchase of treasury stock in the amount of $(1.5) million.

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

Term Loan

On July 31, 2015, certain of our subsidiaries entered into a Credit Agreement with Bank of Montreal, as administrative agent (the “Credit Facility”). The Credit Facility consists of a $425 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a $25 million revolving loan facility (the “Revolving Loan”). The Revolving Loan includes a $10.0 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of March 31, 2017, the Company had issued $0.9 million of letters of credit, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan has a scheduled maturity date of July 31, 2019. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75%, or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries and (b) AF Solutions Holdings LLC, including the common stock of AgroFresh Inc.

The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to Rohm and Haas in connection with the Business Combination. Amounts available under the Revolving Loan may also be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Facility.

As of the Closing Date the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The accretion in interest expense during the three months ended March 31, 2017 was approximately $0.6 million.

PIPE Shares

In connection with the closing of the Business Combination, the Company issued an aggregate of 4,878,000 shares of common stock, for an aggregate purchase price of $50.0 million, in a private placement (“PIPE”).

Stock Repurchase Program

In November 2015, the Company’s board of directors approved a Stock Repurchase Program totaling $10 million of the Company’s publicly-traded shares of common stock. The Repurchase Program was to remain in effect for a period of one year, until November 17, 2016. During the three months ended March 31, 2016, the Company repurchased 249,047 shares of common stock at an average market price of $5.95.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than detailed below. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contingent Consideration

As part of the Business Combination, Dow is entitled to receive future contingent consideration and other payments from the Company in relation to (i) in 2018, a deferred payment from the Company of $50 million, subject to the Company’s achievement of a specified average Business EBITDA level over the two year period from January 1, 2016 to December 31, 2017; (ii) warrants to purchase the Company’s common stock pursuant to a Warrant Purchase Agreement, which was terminated pursuant to a letter agreement entered into on April 4, 2017; (iii) a Tax Receivables Agreement under which the Company was originally required to pay annually to Dow 85% of the amount of the tax savings, if any, in U.S. Federal, state and local income tax or franchise tax that the Company actually realizes as a result of the increase in tax basis of the AgroFresh Inc. assets resulting from a section 338(h)(10) election that the Company and Dow made in connection with the Business Combination; and (iv) the final working capital settlement. Pursuant to an amendment to the tax receivables agreement entered into on April 4, 2017, the percentage of tax savings payable to Dow was reduced from 85% to 50% for all tax years ending after December 31, 2015. Also pursuant to an agreement entered into on April 4, 2017, the Company agreed to pay Dow an aggregate amount of $20.0 million in full satisfaction of the Company’s obligations with respect to (i) the working capital adjustment under the Purchase Agreement, (ii) certain transfer and value added tax reimbursement obligations under the Purchase Agreement, and (iii) amounts owed under the Tax Receivables Agreement for the 2015 tax year.

See Note 18 to the unaudited condensed consolidated financial statements contained in this Report for further discussion of contingent consideration in connection with the Business Combination.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk for changes in interest rates relates primarily to our Term Loan and Revolving Loan. We have not used derivative financial instruments in our investment portfolio. The Term Loan and Revolving Loan bear interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. Holding debt levels constant, a 100 basis point increase in the effective interest rates would have increased the Company’s interest expense by $1.0 million for the three months ended March 31, 2017.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be quantified by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by our operations in the first three months of 2017, revenues would have decreased by approximately $3.1 million and EBITDA would have decreased by approximately $2.0 million for the three months ended March 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously reported, in August 2016, we filed a lawsuit against MirTech, Inc. (“MirTech”), Decco U.S. Post-Harvest, Inc. (“Decco”) and certain related parties in the United States District Court for the District of Delaware. Our complaint alleges, among other things, that MirTech, a former consultant to us, appropriated our confidential information and technology, in violation of agreements between MirTech and us, and that MirTech and Decco are collaborating to infringe on several of our patents. Our complaint seeks, among other relief, declarations that we are the owner of a number of patents filed by MirTech, injunctive relief to stop the infringement of our patents, and monetary damages. A bench trial was held on March 20-22, 2017 on certain of our contract claims and we are awaiting the Court's ruling.

ITEM 1A. RISK FACTORS

Ownership of our securities involves a high degree of risk. Holders of our securities should carefully consider, in addition to the historical financial statements and related notes and other information set forth in this Report, the risk factors discussed in Part I - Item 1A - Risk Factors included in our 2016 Form 10-K and the factors set forth below, all of which could materially affect our business or future results. Except with respect to the amended and restated risk factors set forth below, there have been no material changes to the risk factors disclosed in our 2016 Form 10-K. If any of the risks or uncertainties described in any of such risk factors actually occur, our business, financial condition and operating results could be adversely affected in a material way. This could cause the trading prices of our securities to decline, perhaps significantly, and you may lose part or all of your investment.

We are required to pay Dow for certain tax benefits we may claim, and these amounts are expected to be material.

Pursuant to the Tax Receivables Agreement we entered into with Dow upon the consummation of the Business Combination, as amended in April 2017 (the “Tax Receivables Agreement”), we are required to pay annually to Dow 50% of the amount of any tax savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of the increase in tax basis of our assets resulting from a section 338(h)(10) election that we and Dow made in connection with the Business Combination.

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

As of April 7, 2017, Dow and the Sponsor (and its affiliates) owned approximately 35% and 9%, respectively, of our outstanding common stock. In addition, each of Dow and the Sponsor currently beneficially owns a significant percentage of our outstanding warrants. Because of the degree of concentration of voting power (and the potential for such power to increase upon the purchase of additional stock or the exercise of warrants), your ability to elect members of our board of directors and influence our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends, may be diminished.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.		Description
3.1	(1)	Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2015.
3.2	(1)	Series A Certificate of Designation.
3.3	(2)	Amended and Restated Bylaws.
3.4	(3)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of September 3, 2015.
4.1	(1)	Specimen Common Stock Certificate.
4.2	(1)	Specimen Warrant Certificate.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

———————————————————————————————

*	Filed herewith.

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on August 6, 2015.

(2)	Incorporated by reference to Annex A to the Company’s definitive proxy statement (File No. 001-36197) filed with the Securities and Exchange Commission on July 16, 2015.

(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 10, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AgroFresh Solutions, Inc.
Date:	May 9, 2017

/s/ Jordi Ferre
By:	Jordi Ferre
Title:	Chief Executive Officer

/s/ Katherine Harper
By:	Katherine Harper
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
3.1	(1)	Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2015.
3.2	(1)	Series A Certificate of Designation.
3.3	(2)	Amended and Restated Bylaws.
3.4	(3)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of September 3, 2015.
4.1	(1)	Specimen Common Stock Certificate.
4.2	(1)	Specimen Warrant Certificate.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

———————————————————————————————

*	Filed herewith.

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on August 6, 2015.

(2)	Incorporated by reference to Annex A to the Company’s definitive proxy statement (File No. 001-36197) filed with the Securities and Exchange Commission on July 16, 2015.

(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 10, 2015.