Form 10-Q
period 2017-06-30
AgroFresh Solutions, Inc.
filed 2017-08-09
CIK 1592016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
The number of shares of common stock outstanding as of August 4, 2017 was 50,337,705.

PART I - FINANCIAL INFORMATION

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$78,592	$77,312
Accounts receivable, net of allowance for doubtful accounts of $2,031 and $1,242, respectively	30,270	63,675
Inventories	18,220	15,467
Other current assets	13,782	14,047
Total current assets	140,864	170,501
Property and equipment, net	8,186	8,048
Intangible assets, net	757,935	776,584
Deferred income tax assets	8,379	8,459
Other assets	2,193	2,252
TOTAL ASSETS	$917,557	$965,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,228	$12,133
Current portion of long-term debt	4,250	15,250
Income taxes payable	5,531	3,121
Accrued expenses and other current liabilities	32,946	66,366
Total current liabilities	51,955	96,870
Long-term debt	402,877	392,996
Other noncurrent liabilities	70,857	140,833
Deferred income tax liabilities	20,455	—
Total liabilities	546,144	630,699

Commitments and contingencies (see Note 17)
Stockholders’ equity:
Common stock, par value $0.0001; 400,000,000 shares authorized, 50,999,086 and 50,698,587 shares issued and 50,337,705 and 50,037,206 shares outstanding at June 30, 2017 and December 31, 2016, respectively	5	5
Preferred stock; par value $0.0001, 1 share authorized and outstanding at June 30, 2017 and December 31, 2016	—	—
Treasury stock; par value $0.0001, 661,381 shares at June 30, 2017 and December 31, 2016	(3,885)	(3,885)
Additional paid-in capital	531,573	475,598
Accumulated deficit	(141,622)	(132,200)
Accumulated other comprehensive loss	(14,658)	(4,373)
Total stockholders' equity	371,413	335,145
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$917,557	$965,844

 See accompanying notes to condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net sales	$16,389	$18,385	$49,119	$46,796
Cost of sales (excluding amortization, shown separately below)	3,906	15,833	9,745	39,653
Gross profit	12,483	2,552	39,374	7,143
Research and development expenses	3,735	3,808	7,032	8,237
Selling, general, and administrative expenses	13,435	14,546	29,866	34,212
Amortization of intangibles	10,445	9,899	20,890	19,798
Change in fair value of contingent consideration	(1,211)	(300)	(996)	(3,400)
Operating loss	(13,921)	(25,401)	(17,418)	(51,704)
Other income (expense)	215	(1)	255	54
Gain (loss) on foreign currency exchange	7,968	(1,072)	11,071	(242)
Interest expense, net	(8,564)	(14,316)	(18,857)	(29,324)
Loss before income taxes	(14,302)	(40,790)	(24,949)	(81,216)
Income tax benefit	(16,909)	(15,626)	(15,527)	(30,915)
Net income (loss)	$2,607	$(25,164)	$(9,422)	$(50,301)

Net income (loss) per share:
Basic	$0.05	$(0.51)	$(0.19)	$(1.02)
Diluted	$0.05	$(0.51)	$(0.19)	$(1.02)
Weighted average shares outstanding:
Basic	49,670,621	49,279,167	49,941,993	49,294,817
Diluted	50,035,343	49,279,167	49,941,993	49,294,817

See accompanying notes to condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net income (loss)	$2,607	$(25,164)	$(9,422)	$(50,301)
Other comprehensive loss:
Foreign currency translation adjustments	(8,415)	5,277	(10,285)	4,733
Comprehensive loss	$(5,808)	$(19,887)	$(19,707)	$(45,568)

See accompanying notes to condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2015	1	$—	49,940,548	$5	$(2,397)	$472,494	$(20,640)	$(5,559)	$443,903
Stock-based compensation	—	—	—	—	—	1,687	—	—	1,687
Issuance of restricted stock	—	—	692,269	—	—	—	—	—	—
Repurchase of stock for treasury	—	—	—	—	(1,488)	—	—	—	(1,488)
Comprehensive loss	—	—	—	—	—	—	(50,301)	4,733	(45,568)
Balance at June 30, 2016	1	$—	50,632,817	$5	$(3,885)	$474,181	$(70,941)	$(826)	$398,534

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2016	1	$—	50,698,587	$5	$(3,885)	$475,598	$(132,200)	$(4,373)	$335,145
Stock-based compensation	—	—	—	—	—	806	—	—	806
Transfer of director compensation from liability to equity	—	—	—	—	—	80	—	—	80
Issuance of restricted stock	—	—	300,499	—	—	—	—	—	—
Settlement of Dow liabilities, net of income tax	—	—	—	—	—	55,089	—	—	55,089
Comprehensive loss	—	—	—	—	—	—	(9,422)	(10,285)	(19,707)
Balance at June 30, 2017	1	$—	50,999,086	$5	$(3,885)	$531,573	$(141,622)	$(14,658)	$371,413

See accompanying notes to condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(in thousands)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Cash flows from operating activities:
Net loss	$(9,422)	$(50,301)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,046	21,339
Provision for bad debts	789	—
Stock-based compensation for equity classified awards	806	1,687
Pension expense	153	—
Amortization of inventory fair value adjustment	—	30,377
Amortization of deferred financing costs	1,166	1,121
Accretion of contingent consideration	5,515	15,838
Decrease in fair value of contingent consideration	(996)	(3,400)
Deferred income taxes	(19,726)	(33,798)
Loss on sales of property	80	1
Provision for inventory obsolescence	89	—
Other	43	299
Changes in operating assets and liabilities:
Accounts receivable	37,232	29,617
Inventories	(2,758)	(3,764)
Prepaid expenses and other current assets	198	(7,984)
Accounts payable	(19,864)	1,181
Accrued expenses and other liabilities	(1,987)	3,482
Income taxes payable	2,581	1,008
Other assets and liabilities	205	1,244
Net cash provided by operating activities	16,150	7,947
Cash flows from investing activities:
Cash paid for property and equipment	(2,835)	(3,194)
Proceeds from sale of property	9	8
Other investments	(1,050)	—
Net cash used in investing activities	(3,876)	(3,186)
Cash flows from financing activities:
Payment of Dow liabilities settlement	(10,000)	—
Repayment of long term debt	(2,125)	(2,125)
Repurchase of stock for treasury	—	(1,488)
Net cash used in financing activities	(12,125)	(3,613)
Effect of exchange rate changes on cash and cash equivalents	1,131	1,400
Net increase in cash and cash equivalents	1,280	2,548
Cash and cash equivalents, beginning of period	77,312	57,765
Cash and cash equivalents, end of period	$78,592	$60,313

Supplemental disclosures of cash flow information:
Cash paid for:
Cash paid for interest	$12,309	$12,227
Cash paid for income taxes	$1,291	$2,213
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property and equipment	$254	$796
Settlement of Dow liabilities not resulting from cash payment, net of deferred income taxes	$55,089	$—

See accompanying notes to condensed consolidated financial statements.

AgroFresh Solutions, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

The Company was originally incorporated as Boulevard Acquisition Corp. (“Boulevard”), a blank check company, in Delaware on October 24, 2013, and was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. On July 31, 2015, the Company completed a business combination (the "Business Combination") with The Dow Chemical Company ("Dow") and changed its name to AgroFresh Solutions, Inc. Prior to consummation of the Business Combination, the Company’s efforts were limited to organizational activities, its initial public offering and related financings, and the search for suitable business acquisition transactions.

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

Recently Issued Accounting Guidance

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. ASU 2017-09 addresses the changes to the terms and conditions of share-based awards. The ASU is effective for periods beginning after December 15, 2017 and interim periods therein on a modified retrospective basis. The Company is currently evaluating the impact this guidance will have on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance. The core principle of ASU No. 2014-09 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of the standard by one year which results in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU No. 2017-07 requires employers to separate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently in the process of assessing the impact this guidance will have on its financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company is currently in the process of assessing the impact this guidance will have on its financial statements.

In February 2015, the FASB issued ASU 2016-2, “Leases.” This update requires management to recognize lease assets and lease liabilities by lessees for all operating leases. The ASU is effective for periods beginning after December 15, 2018 and interim periods therein on a modified retrospective basis. The Company is currently evaluating the impact this guidance will have on its financial statements.

3.	Settlement with Dow

On April 4, 2017, the Company entered into an agreement (the “Amendment Agreement”) with Dow, Rohm and Haas Company (“R&H”), Boulevard Acquisition Sponsor, LLC (the “Sponsor”), AgroFresh Inc., a wholly-owned subsidiary of the Company, Avenue Capital Management II, L.P. (“Avenue”) and, solely as to certain sections of the Amendment Agreement, Joel Citron, Darren Thompson and Robert J. Campbell (collectively, the “Founding Holders”), Marc Lasry and Stephen Trevor. Pursuant to the Amendment Agreement and certain related agreements entered into on the same date (as described below), among other things, the Company and Dow agreed to modify certain obligations of the Company pursuant to (i) the Stock Purchase Agreement, dated April 30, 2015 (the “Purchase Agreement”), between the Company and Dow, (ii) the Tax Receivables Agreement, dated July 31, 2015 (the “Tax Receivables Agreement”), among the Company, Dow, R&H and AgroFresh Inc., and (iii) the Warrant Purchase Agreement, dated July 31, 2015 (the “Warrant Purchase Agreement”), among the Company, Dow, R&H and the Sponsor. Each of Mr. Campbell and Mr. Lasry is a member of the Company's board of directors, Mr. Trevor was a member of the Company’s board of directors at the time the Amendment Agreement was entered into, and each of Dow and the Sponsor is a significant stockholder of the Company.

Amendment Agreement

Pursuant to the Amendment Agreement, the Company agreed to pay Dow the aggregate amount of $20.0 million, of which $10.0 million was paid on April 4, 2017 and the remaining $10.0 million is payable on or before January 31, 2018, in full satisfaction of the Company’s obligations with respect to (i) the working capital adjustment under the Purchase Agreement, (ii) certain transfer and value added tax reimbursement obligations under the Purchase Agreement, and (iii) the amount payable to Dow pursuant to the Tax Receivables Agreement on account of the 2015 tax year. As of March 31, 2017, these liabilities, inclusive of accrued interest, were approximately $17.0 million, $9.3 million, and $12.0 million, respectively. During the three months ended June 30, 2017, the liabilities were reduced by approximately $18.2 million.

Also pursuant to the Amendment Agreement, each of Avenue and Dow agreed to make available to the Company a credit facility, providing for loans of up to $50.0 million each, for use to complete one or more potential acquisitions prior to December 31, 2019, in each case subject to approval by both Avenue and Dow.

First Amendment to Tax Receivables Agreement

The Company, Dow, R&H and AgroFresh Inc. entered into a First Amendment to the Tax Receivables Agreement (the “TRA Amendment”). The TRA Amendment reduces, from 85% to 50%, the percentage that the Company is required to pay to Dow pursuant to the Tax Receivables Agreement of the annual tax savings, if any, in U.S. Federal, state and local income tax or franchise tax that the Company actually realizes as a result of the increase in tax basis of the AgroFresh assets resulting from a Section 338(h)(10) election that the Company and Dow made in connection with the transactions contemplated by the Purchase Agreement. During the three months ended June 30, 2017 the liability to Dow was reduced by approximately $75.3 million as a result of the TRA Amendment.

Stock Buyback Agreement

The Company and Dow entered into a letter agreement (the “Stock Buyback Agreement”), pursuant to which Dow agreed to use its reasonable best efforts to purchase up to 5,070,358 shares of the Company’s common stock in the open market (representing approximately 10% of the total number of shares of the Company’s common stock then outstanding), over a period of up to 18 months.

Termination of Warrant Purchase Agreement

The Company, Dow, R&H and the Sponsor entered into a letter agreement, pursuant to which the Warrant Purchase Agreement was terminated effective immediately.

As a result of the Amendment Agreement, the TRA Amendment and the termination of the Warrant Purchase Agreement, the Company reduced the related liabilities during the second quarter of 2017 as follows:

(amounts in millions)	Three Months Ended June 30, 2017
Amendment Agreement	$18.2
Warrant Purchase Agreement	1.6
TRA Amendment	75.3
Deferred tax adjustment related to Dow settlement	(40.0)
Total reduction in related liabilities	$55.1

The Company recorded an increase to additional paid in capital, net of deferred income taxes of $40.0 million, as an offset to the reduction in related liabilities, as the Company entered into the April 4, 2017 agreements with related parties and the transaction has been treated as a capital transaction.

4.	Related Party Transactions

The Company is a party to ongoing agreements with Dow, a related party, including, but not limited to, operating-related agreements for certain transition services, seconded employees and occupancy. In connection with the Transition Services Agreement, the Company paid Dow a $5.0 million set-up fee which is being amortized from September 2015 through December 2017, which is the period during which the services are expected to be provided.

The Company incurred expenses for such services for the six months ended June 30, 2017 and June 30, 2016 as follows:

(amounts in thousands)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Amortization of prepayment related to set-up of transition services	$414	$1,150
Ongoing costs of transition services agreement	1,485	2,742
Rent expense	496	707
Amortization of prepayment related to Dow importation services	—	264
Other expenses	319	684
Total incurred expenses	$2,714	$5,547

As of June 30, 2017 and June 30, 2016, the Company had an outstanding payable to Dow of $0.3 million and $1.8 million, respectively.

In addition, during 2016, the Company made a minority investment in RipeLocker, LCC ("RipeLocker"), a company led by George Lobisser, a director of AgroFresh. On November 29, 2016, the Company entered into a Mutual Services Agreement (the “Services Agreement”) with George Lobisser and RipeLocker, LLC. Pursuant to the Services Agreement, (i) the Company may provide RipeLocker with technical support, in the form of access to the Company’s research and development personnel for a specified number of hours for purposes of providing advice and input relating to RipeLocker’s products and services, and (ii) Mr. Lobisser may provide consulting services to the Company as may be reasonably requested by the Company from time to time. Pursuant to the Services Agreement, Mr. Lobisser is entitled to receive a consulting fee of $5,000 per full day for time spent performing consulting services under this Agreement (pro-rated for any partial day), plus reimbursement for out-of-pocket expenses, provided that for each hour of technical support provided by the Company to RipeLocker, Mr. Lobisser will provide one-half hour of consulting services for no consideration. In February 2017, the Company and Mr. Lobisser agreed to substantially curtail any mutual consulting services to be provided under the Services Agreement, and that any further services would be provided at no charge. For the six months ended June 30, 2017, there were no material amounts paid and as of June 30, 2017, there were no material amounts owed to RipeLocker or Mr. Lobisser for consulting services.

Refer to Note 3 for a description of other related party transactions.

5.	Inventories

Inventories at June 30, 2017 and December 31, 2016 consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
Raw material	$1,371	$1,649
Work-in-process	8,706	7,963
Finished goods	7,372	5,132
Supplies	771	723
Total inventories	$18,220	$15,467

6.	Other Current Assets

The Company's other current assets at June 30, 2017 and December 31, 2016 consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
VAT receivable	$10,375	$9,306
Prepaid income tax asset	1,671	1,910
Other	1,736	2,831
Total other current assets	$13,782	$14,047

7.	Property and Equipment

Property and equipment at June 30, 2017 and December 31, 2016 consisted of the following:

(in thousands, except for useful life data)	Useful life (years)	June 30, 2017	December 31, 2016
Leasehold improvements	7-20	$1,570	$1,463
Machinery & equipment	1-12	6,743	6,066
Furniture	1-12	830	843
Construction in progress		731	781
		9,874	9,153
Less: accumulated depreciation		(1,688)	(1,105)
Total property and equipment, net		$8,186	$8,048

Depreciation expense for the three and six months ended June 30, 2017 was $0.3 million and $0.6 million, respectively.
Depreciation expense for the three and six months ended June 30, 2016 was $0.2 million and $0.4 million, respectively.
Depreciation expense is recorded in cost of sales, selling, general and administrative expense and research and development expense in the condensed consolidated statements of income (loss).

8.	Intangible Assets

The Company’s intangible assets at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017			December 31, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Other intangible assets:
Developed technology	$757,000	$(75,255)	$681,745	$757,000	$(55,623)	$—	$701,377
In-process research and development	39,000	(1,806)	37,194	39,000	(722)	—	38,278
Trade name	26,000	—	26,000	35,500	—	(9,500)	26,000
Service provider network	2,000	—	2,000	2,000	—	—	2,000
Customer relationships	8,000	(639)	7,361	8,000	(472)	—	7,528
Software	1,172	(238)	934	660	(104)	—	556
Software not yet placed in service	2,618	—	2,618	753	—	—	753
Other	100	(17)	83	100	(8)	—	92
Total intangible assets	$835,890	$(77,955)	$757,935	$843,013	$(56,929)	$(9,500)	$776,584

At June 30, 2017, the weighted-average amortization period remaining for the finite-lived intangible assets was 17.8 years. At June 30, 2017, the weighted-average amortization periods remaining for developed technology, customer relationships, in-process R&D, software and other was 17.8, 22.2, 17.3, 3.5, and 5.0 years, respectively.

Estimated annual amortization expense for finite-lived intangible assets, excluding amounts not placed in service, subsequent to June 30, 2017 is as follows:

(in thousands)	Amount
2017 (remaining)	$21,033
2018	42,068
2019	42,050
2020	41,918
2021	41,814
Thereafter	538,434
Total	$727,317

9.	Accrued and Other Current Liabilities

The Company’s accrued and other current liabilities at June 30, 2017 and December 31, 2016 consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
Warrant consideration	$—	$1,080
Tax amortization benefit contingency	3,531	17,535
Working capital settlement	—	17,000
Additional consideration due seller	—	9,263
Dow settlement liability	10,000	—
Accrued compensation and benefits	6,621	6,352
Accrued rebates payable	2,223	4,701
Insurance premium financing payable	—	578
Severance	461	1,564
Accrued taxes	5,577	4,598
Other	4,533	3,695
Total accrued and other current liabilities	$32,946	$66,366

Refer to Notes 3 and 17 regarding the contingent consideration owed to Dow as part of the Business Combination.

10.	Debt

The Company’s debt, net of unamortized discounts and deferred financing fees, at June 30, 2017 and December 31, 2016 consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
Total Term Loan outstanding	$407,127	$408,246
Less: Amounts due within one year	4,250	15,250
Total long-term debt due after one year	$402,877	$392,996

At June 30, 2017, the Company evaluated the amount recorded under the Term Loan (defined below) and determined that the fair value was approximately $410.3 million. The fair value of the debt is based on quoted inactive market prices and is therefore classified as Level 2 within the fair value hierarchy.

The Term Loan is presented net of deferred issuance costs, which are amortized using the effective interest method over the term of the Term Loan. Gross deferred issuance costs at the inception of the Term Loan were $12.9 million and as of June 30, 2017 there were $9.4 million of unamortized deferred issuance costs.

Scheduled principal repayments under the Term Loan subsequent to June 30, 2017 are as follows:

(in thousands)	Amount
2017 (remaining)	$2,125
2018	4,250
2019	4,250
2020	4,250
2021	401,625
Thereafter	—
Total	$416,500

Credit Facility (Successor)

On July 31, 2015, in connection with the consummation of the Business Combination, AgroFresh Inc. as the borrower and its parent, AF Solutions Holdings LLC (“AF Solutions Holdings”), a wholly-owned subsidiary of the Company, as the guarantor, entered into a Credit Agreement with Bank of Montreal, as administrative agent (the “Credit Facility”). The Credit Facility consists of a $425 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a $25 million revolving loan facility (the “Revolving Loan”). The Revolving Loan includes a $10 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of June 30, 2017, the Company has issued $0.9 million of letters of credit, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan has a scheduled maturity date of July 31, 2019. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75% or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios). At June 30, 2017, the effective interest rate was 6.53%. The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries and (b) AF Solutions Holdings, including the common stock of AgroFresh Inc.

Certain restrictive covenants are contained in the Credit Facility, which the Company was in compliance with as of June 30, 2017. The Credit Facility imposes an overall cap on the total amount of dividends the Company can pay, together with the total amount of shares and warrants the Company can repurchase, of $12 million per fiscal year, and imposes certain other conditions on the Company’s ability to pay dividends.

Beginning with the year ended December 31, 2016, the Company is required to prepay Term Loan Borrowings and Incremental Term Loan Borrowings in an aggregate amount equal to 50% of the Excess Cash Flow for the fiscal year; provided that such amount of the Excess Cash Flow in any fiscal year shall be reduced by (i) the aggregate amount of prepayments of Term Loans and Incremental Term Loans made, (ii) to the extent accompanied by permanent reductions of Revolving Commitments, the aggregate amount of prepayments of Revolving Loans (other than prepayments financed with the proceeds of Indebtedness), (iii) repaid borrowings of Revolving Loans made on the Effective Date to account for any additional original issue discount or upfront fees that are implemented pursuant to the Fee Letter and (iv) the aggregate amount of cash dividends paid by the Company or Holdings to Holdings or Boulevard for the payment of the Seller Earnout; provided further that, prepayments of Term Loan Borrowings and Incremental Term Loan Borrowings shall only be required if 50% of the Excess Cash Flow for such fiscal year exceeds $5 million. The amount due under this provision for the year ended December 31, 2016 was originally estimated to be $11.0 million, but it was subsequently determined that no amount was payable for such year. There are no amounts due under this provision as of June 30, 2017.

At June 30, 2017, there was $416.5 million outstanding under the Term Loan and no balance outstanding under the Revolving Loan.

In July 2015, the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The interest expense related to the amortization of the debt issuance costs during the three and six months ended June 30, 2017 was approximately $0.6 million and $1.2 million.

11.	Other Noncurrent Liabilities

The Company’s other noncurrent liabilities at June 30, 2017 and December 31, 2016 consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
Tax amortization benefit contingency	$65,085	$132,724
Deferred payment	—	2,498
Other	5,772	5,611
Total other noncurrent liabilities	$70,857	$140,833

12.	Severance

There was no severance expense for the three and six months ended June 30, 2017. There was no severance expense for the three months ended June 30, 2016. Severance expense for the six months ended June 30, 2016 was $1.4 million. This amount, which does not include stock compensation expense, was recorded in selling, general and administrative expense in the condensed consolidated statements of income (loss). As of June 30, 2017, the Company had $0.6 million of severance liability, of which $0.5 million will be paid out over the next year.

13.	Stockholders’ Equity

The authorized common stock of the Company consists of 400,000,000 shares with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of June 30, 2017, there were 50,337,705 shares of common stock outstanding. As of June 30, 2017, there were warrants to purchase 15,983,072 shares of the Company’s common stock outstanding at a strike price of $11.50. Of the 15,983,072 warrants, 9,823,072 were issued as part of the units sold in the Company's initial public offering in February 2014 and 6,160,000 warrants were sold in a private placement at the time of such public offering.

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

14.	Stock-based Compensation

Stock compensation expense for both equity-classified and liability-classified awards for the three and six months ended June 30, 2017 was $0.9 million and $1.2 million, respectively. Stock compensation expense for both equity-classified and liability-classified awards for the three and six months ended June 30, 2016 was $0.7 million and $1.9 million, respectively. Stock compensation expense is recognized in cost of goods sold, selling, general and administrative expenses, and research and development expenses. At June 30, 2017, there was $5.7 million of unrecognized compensation cost relating to outstanding unvested equity instruments expected to be recognized over the weighted average period of 2.2 years.

15.	Earnings Per Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. In computing dilutive income (loss) per share, basic income (loss) per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock and warrants.

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Basic weighted-average common shares outstanding	49,670,621	49,279,167	49,941,993	49,294,817
Effect of dilutive options, performance stock units and restricted stock	364,722	—	—	—
Dilute weighted-average shares outstanding	50,035,343	49,279,167	49,941,993	49,294,817

Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company's common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following amounts were not included in the calculation of net income (loss) per diluted share because their effects were anti-dilutive:

(in thousands, except share data)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Stock-based compensation awards(1):
Stock options	577,500	584,375	921,970	584,375
Restricted stock to non-directors	—	606,523	934,819	606,523
Restricted stock to directors	—	86,016	141,957	86,016
Warrants:
Private placement warrants	6,160,000	6,160,000	6,160,000	6,160,000
Public warrants	9,823,072	9,823,072	9,823,072	9,823,072

———————————————————————————————

(1)	SARs and Phantom Shares are payable in cash and will, therefore, have no impact on number of shares.

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

16.	Income Taxes

The effective tax rate for the three and six months ended June 30, 2017 was 118.2% and 62.2%, respectively, compared to the effective tax rate for the three and six months ended June 30, 2016 of 38.3% and 38.1%, respectively.

The effective tax rate for the three and six months ended June 30, 2017 differs from the US statutory tax rate of 35% due to the release of the valuation allowance related to net deferred tax assets in the U.S. tax jurisdiction. There were a series of tax adjustments as a result of the settlement with Dow that resulted in $40.0 million additional U.S. deferred tax liabilities. The reductions of Dow’s obligations on the balance sheet impacted purchase price consideration, ultimately decreasing the Company’s intangible’s tax basis determined for ASC 740 purposes. The Company considered these future sources of taxable income as additional positive evidence when concluding the deferred tax assets within the U.S. were more likely than not to be realized and reversed a valuation allowance of $15.4 million at June 30, 2017.

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

Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2017:

(in thousands)	Level 1	Level 2	Level 3	Total
Tax amortization benefit contingency(2)	—	—	68,616	68,616
Deferred acquisition payment(3)	—	—	1,249	1,249
Stock appreciation rights(4)	—	—	214	214
Phantom shares(5)	—	—	64	64
Total	$—	$—	$70,143	$70,143

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

———————————————————————————————

(1)
This liability relates to warrants to purchase the Company's common stock and future obligations to deliver additional such warrants in relation to the Business Combination. The inputs used in the fair value measurement were directly observable quoted prices for identical assets in an inactive market. Refer to Note 3 for additional details.

(2)
The fair value of the tax amortization benefit contingency is measured using an income approach based on the Company's best estimate of the undiscounted cash payments to be made, tax effected at 37% and discounted to present value utilizing an appropriate market discount rate. The valuation technique used did not change during the six months ended June 30, 2017. Refer to Note 3 for additional details.

(3)
The fair value of the deferred acquisition payment is measured using a Black-Scholes option pricing model and based on the Company's best estimate of the Company's average Business EBITDA, as defined in the Purchase Agreement (as defined in Note 3), over the two year period from January 1, 2016 to December 31, 2017. The valuation technique used did not change during the six months ended June 30, 2017.

(4)
The fair value of the stock appreciation rights were measured using a Black Scholes pricing model during the six months ended June 30, 2017. The valuation technique used did not change during the six months ended June 30, 2017.

(5)	The fair value of phantom shares are based on the fair value of the Company's common stock. The valuation technique used did not change during the six months ended June 30, 2017.

There were no transfers between Level 1 and Level 2 and no transfers out of Level 3 of the fair value hierarchy during the six months ended June 30, 2017.

At June 30, 2017, the Company evaluated the amount recorded under the Term Loan and determined that the fair value was approximately $410.3 million. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following table presents the changes during the period presented in our Level 3 financial instruments that are measured at fair value on a recurring basis. These instruments relate to contingent consideration payable to Dow in connection to the Business Combination.

(in thousands)	Tax amortization benefit contingency	Deferred acquisition payment	Stock appreciation rights	Phantom shares	Total
Balance, December 31, 2016	$150,260	$2,498	$22	$4	$152,784
Awards granted	—	—	—	—	—
Settlement of Dow liabilities	(86,931)	—	—	—	(86,931)
Accretion	5,514	—	—	—	5,514
Mark to market adjustment	(227)	(1,249)	192	60	(1,224)
Balance, June 30, 2017	$68,616	$1,249	$214	$64	$70,143

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), the terms “Company,” “AgroFresh,” “we,” “us” and “our” refer to AgroFresh Solutions, Inc. and its consolidated subsidiaries, unless the context otherwise requires or it is otherwise indicated.

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

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this MD&A regarding the Company's financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results and/or the timing of events could differ materially from those contemplated by these forward-looking statements due to a number of factors, including those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K") as well as the update to those Risk Factors disclosed in Part II, Item 1A of this Report. Any forward-looking statements included in this Report are based only on information currently available to the Company and speak only as of the date on which such statements are made. The Company undertakes no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by this paragraph.

Business Overview

AgroFresh is a global industry leader in providing innovative data-driven specialty solutions aimed at enabling growers and packers of fresh produce to preserve and enhance the freshness, quality and value of fresh produce and to maximize the percentage of produce supplied to the market relative to the amount of produce grown. Its flagship product is the SmartFresh™ Quality System, a freshness protection technology proven to maintain firmness, texture and appearance of fruits during storage and transport. The SmartFresh Quality System is commercialized in over 40 countries worldwide, as a platform of services that include SmartFresh, Harvista, AdvanStore and other products and services. Additionally, the Company has a number of different solutions and application technologies that have either been launched (RipeLock, LandSpring), or that it intends to launch in the future to seek to extend its footprint to other crops and steps of the global produce supply chain.

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

At the core of the SmartFresh Quality System is AgroFresh’s current principal product, SmartFresh, which regulates the post-harvest ripening effects of ethylene, the naturally occurring plant hormone that triggers ripening in certain fruits and vegetables. SmartFresh is naturally biodegradable, leaves no detectable residue, and has been approved for use by many domestic and global regulatory organizations. Harvista extends the Company’s proprietary technology into pre-harvest management of pome fruit such as apples and pears. AdvanStoreTM is an atmospheric monitoring system that leverages the Company’s extensive understanding of fruit physiology, fruit respiration, current controlled atmosphere technology, and new proprietary diagnostic tools to provide improved and real time guidance to producers and packers of fresh produce regarding storage conditions so corrective measures can be made on a more timely basis.

Beyond the SmartFresh Quality System, RipeLockTM combines the technology behind SmartFresh with modified atmosphere packaging designed specifically to preserve quality during transportation and to extend the yellow shelf life of bananas and other fruits. LandSpringTM is an innovative new 1-MCP technology targeted to transplanted vegetable seedlings. It is currently registered for use on tomato and pepper crops in the US (except for California). It reduces transplant shock, resulting in less seedling mortality and faster crop establishment, which leads to a healthier crop and improved yields. EthylBlocTM technology is an ethylene action inhibitor that works naturally with flowers and plants to keep them fresh from the field during shipping and distribution. The negative effects of ethylene have been estimated by the industry to cause up to 30 percent of losses among all flowers and plants.

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

Demand for the Company’s Offerings

The Company services over 3,000 customers in over 40 countries and derives its revenue by assisting growers, packers and retailers to maximize the value of their crops brought to market and consumers. Its products and services add value to customers by reducing food spoilage and extending the life of perishable fruits. The U.S. Food and Agriculture Organization has estimated that a growing global population will require a near doubling of food production in developing countries by 2050 to meet the expected demand of a worldwide population of 9 billion people.

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

Customer Pricing

The Company’s offerings are priced based on the value they provide to the Company’s customers. From time to time, the Company adjusts the pricing of its offering depending on the volume of fruit treated, or in order to address specific market trends. The SmartFresh Quality System continues to expand its platform of services, which may have an impact on price. The Company provides a value added service and does not typically price its products in relation to any underlying cost of materials; therefore, its margins can fluctuate with changes in the costs to provide its services to customers. The Company’s pricing may include rebate arrangements with customers in exchange for mutually beneficial long-term relationships and growth.

Direct Service Model

AgroFresh offers a direct service model for the Company’s commercially available products, including SmartFresh and Harvista. Sales and sales support personnel maintain direct face-to-face relationships with customers year round. Technical sales and support personnel work directly with customers to provide value-added advisory services regarding the application of SmartFresh. The actual application of SmartFresh is performed by service providers that are typically third-party contractors. The Harvista application service, through both aerial and ground application, is also administered by third-party service providers or made by our customers directly. The combination of SmartFresh and Harvista treatments are designed to provide the best results to customers.

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

Seasonality

The Company’s operations are subject to seasonal variation due to the timing of the growing seasons around the world. Northern Hemisphere growers typically harvest from August through November, and Southern Hemisphere growers typically harvest from late January to early May. Since the majority of the Company’s sales are in Northern Hemisphere countries, a proportionately greater share of its revenue is realized during the second half of the year. There are also variations in the seasonal demands from year to year depending on weather patterns and crop size. This seasonality and variations in seasonal demand could impact the ability to compare results between periods. As the Company diversifies into other crops and becomes less dependent on pome fruit, the Company expects that the impacts of seasonality will lessen.

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

Results of Operations

The following table summarizes the results of operations for both the three and six months ended June 30, 2017 and June 30, 2016:

(in thousands)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net sales	$16,389	$18,385	$49,119	$46,796
Cost of sales (excluding amortization, shown separately below)	3,906	15,833	9,745	39,653
Gross profit	12,483	2,552	39,374	7,143
Research and development expenses	3,735	3,808	7,032	8,237
Selling, general, and administrative expenses	13,435	14,546	29,866	34,212
Amortization of intangibles	10,445	9,899	20,890	19,798
Change in fair value of contingent consideration	(1,211)	(300)	(996)	(3,400)
Operating loss	(13,921)	(25,401)	(17,418)	(51,704)
Other income (expense)	215	(1)	255	54
Gain (loss) on foreign currency exchange	7,968	(1,072)	11,071	(242)
Interest expense, net	(8,564)	(14,316)	(18,857)	(29,324)
Loss before income taxes	(14,302)	(40,790)	(24,949)	(81,216)
Income tax benefit	(16,909)	(15,626)	(15,527)	(30,915)
Net income (loss)	$2,607	$(25,164)	$(9,422)	$(50,301)

Comparison of Results of Operations for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Net Sales

Net sales were $16.4 million for the three months ended June 30, 2017 as compared to net sales of $18.4 million for the three months ended June 30, 2016. The decrease in net sales was primarily driven by seasonal timing differences that can swing revenues between the first and second quarters. Specifically, the crop in Latin America was a bit earlier this year than in 2016. Overall revenues were up 5.0 percent in the six months ended June 30, 2017 versus the same period in 2016.

Cost of Sales

Cost of sales was $3.9 million for the three months ended June 30, 2017 as compared to $15.8 million for the three months ended June 30, 2016. The amount in the prior year period includes $11.9 million of amortization of inventory step up. If the amortization of inventory step-up is excluded, gross profit margin would have been 78.5 percent in the second quarter of 2016 versus 76.2 percent in the second quarter of 2017. This decrease is due to timing and the impact of our reduced sales volume on our relatively consistent fixed cost base.

Research and Development Expenses

Research and development expenses were $3.7 million for the three months ended June 30, 2017 as compared to $3.8 million for the three months ended June 30, 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $13.4 million for the three months ended June 30, 2017 compared to $14.5 million for the three months ended June 30, 2016. This decrease in selling, general and administrative expenses was primarily driven by efficiency and productivity improvements as we work our way off the Dow systems, partially offset by increased legal fees associated with the MirTech litigation (as described in Item 1 or Part II of this quarterly report) and higher stock-based compensation expense.

Amortization of Intangibles

Amortization of intangible assets was $10.4 million for the three months ended June 30, 2017 compared to $9.9 million for the three months ended June 30, 2016. The increase in amortization of intangibles is primarily due to the amortization of in-process research and development for our LandSpring product line, which started in September 2016.

Change in Fair Value of Contingent Consideration

The Company recorded a $1.2 million gain in the three months ended June 30, 2017 related to a change in the fair value of contingent consideration, as compared to a $0.3 million gain in the three months ended June 30, 2016. As discussed in Note 3 to the 2016 audited consolidated financial statements, pursuant to the Business Combination, the Company entered into various forms of contingent consideration, including the warrant consideration, the deferred payment, and the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings. For the three months ended June 30, 2017, the deferred payment and the tax amortization benefit contingency gains were $0.6 million and $0.6 million, respectively.

Interest Expense, Net

Interest expense was $8.6 million for the three months ended June 30, 2017, as compared to $14.3 million for the three months ended June 30, 2016. Accretion on the potential deferred payment to Dow was $3.6 million for the three months ended June 30, 2016, without a comparable expense in 2017. Lower accretion of the Tax Receivables Agreement of $2.1 million also contributed to the decrease in interest expense.

Income taxes

Income tax benefit was $16.9 million for the three months ended June 30, 2017 compared to income tax benefit of $15.6 million for the three months June 30, 2016. As of June 30, 2017, in accordance with ASC 740, Income Taxes, we released the full valuation allowance against the net deferred tax assets in the U.S. tax jurisdiction, including net operating loss deferred tax assets. During the three months ended June 30, 2017, we increased our deferred tax liabilities associated with intangibles due to the settlement with Dow. The reduction of our obligations to Dow reduced purchase price consideration, which had a corresponding decrease to the tax basis of intangibles determined for ASC 740 purposes leading to the deferred tax liability increase. We considered these future sources of taxable income as additional positive evidence when concluding whether the deferred tax assets within the U.S. were more likely than not to be realized. We will continue to monitor the realizability of the U.S. deferred tax assets.

Comparison of Results of Operations for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Net Sales

Net sales were $49.1 million for the six months ended June 30, 2017 as compared to net sales of $46.8 million for the six months ended June 30, 2016. The increase in net sales was primarily driven by SmartFresh growth in Brazil and Chile and significant Harvista growth in Argentina. We also saw slight revenue increases on sales of RipeLock, LandSpring, and EthylBloc.

Cost of Sales

Cost of sales was $9.7 million for the six months ended June 30, 2017 as compared to $39.7 million for the six months ended June 30, 2016. The amount in the prior year period includes $30.4 million of amortization of inventory step up. If the amortization of inventory step-up is excluded, gross profit margin would have been 80.2 percent in the first six months of 2016 versus 80.2 percent in the first six months of 2017.

Research and Development Expenses

Research and development expenses were $7.0 million for the six months ended June 30, 2017 as compared to $8.2 million for the six months ended June 30, 2016. The decrease in research and development expenses reflects more targeted research activities in 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $29.9 million for the six months ended June 30, 2017 compared to $34.2 million for the six months ended June 30, 2016. This decrease in selling, general and administrative expenses was primarily driven by lower non-recurring costs to establish ourselves as a separate public company, lower severance costs and lower stock-based compensation, which was partially offset by legal fees associated with the MirTech litigation described below.

Amortization of Intangibles

Amortization of intangible assets was $20.9 million for the six months ended June 30, 2017 compared to $19.8 million for the six months ended June 30, 2016. The increase in amortization of intangibles is primarily due to the amortization of in-process research and development for our LandSpring product line, which started in September 2016.

Change in Fair Value of Contingent Consideration

The Company recorded a $1.0 million gain in the six months ended June 30, 2017 related to a change in the fair value of contingent consideration, as compared to a $3.4 million gain in the six months ended June 30, 2016. As discussed in Note 3 to the 2016 audited consolidated financial statements, pursuant to the Business Combination, the Company entered into various forms of contingent consideration, including the warrant consideration, the deferred payment, and the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings. For the six months ended June 30, 2017, the warrant consideration, the deferred payment, and the tax amortization benefit contingency losses (gains) were $0.5 million, $(1.2) million, and $(0.2) million, respectively.

Interest Expense, Net

Interest expense was $18.9 million for the six months ended June 30, 2017, as compared to $29.3 million for the six months ended June 30, 2016. Accretion on the potential deferred payment to Dow was $7.1 million for the six months ended June 30, 2016, without a comparable expense in 2017. Interest on the working capital settlement with Dow was $0.5 million for the six months ended June 30, 2016, without a comparable expense in 2017. Lower interest on the Term Loan of $0.1 million and lower accretion of the Tax Receivables Agreement of $2.7 million also contributed to the decrease in interest expense.

Income taxes

The income tax benefit was $15.5 million for the six months ended June 30, 2017 compared to income tax benefit of $30.9 million for the six months June 30, 2016. As of June 30, 2017, in accordance with ASC 740, Income Taxes, we released the full valuation allowance against the net deferred tax assets in the U.S. tax jurisdiction, including net operating loss deferred tax assets. During the six months ended June 30, 2017, we increased our deferred tax liabilities associated with intangibles due to the settlement with Dow. The reduction of our obligations to Dow reduced purchase price consideration, which had a corresponding decrease to the tax basis of intangibles determined for ASC 740 purposes leading to the deferred tax liability increase. We considered these future sources of taxable income as positive evidence when concluding whether the deferred tax assets within the U.S. were more likely than not to be realized. We will continue to monitor the realizability of the U.S. deferred tax assets.

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

The following is a reconciliation between the non-GAAP financial measure of EBITDA to its most directly comparable GAAP financial measure, net income (loss):

(in thousands)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
GAAP net income (loss)	$2,607	$(25,164)	$(9,422)	$(50,301)
Benefit for income taxes	(16,909)	(15,626)	(15,527)	(30,915)
Amortization of inventory step-up(1)	—	11,872	—	30,377
Interest expense(2)	8,564	14,316	18,857	29,324
Depreciation and amortization	11,068	10,502	22,046	21,339
Non-GAAP EBITDA	$5,330	$(4,100)	$15,954	$(176)

———————————————————————————————

(1)	The amortization of inventory step-up related to the acquisition of AgroFresh was charged to income based on the pace of inventory usage.

(2)	Interest on the term loan and accretion for debt discounts, debt issuance costs and contingent consideration.

Liquidity and Capital Resources

Cash Flow

(in thousands)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net cash provided by operating activities	16,150	7,947
Net cash (used in) investing activities	(3,876)	(3,186)
Net cash (used in) financing activities	(12,125)	(3,613)

Cash provided by operating activities was $16.2 million for the six months ended June 30, 2017, as compared to $7.9 million for the six months ended June 30, 2016. In 2017, net income before non-cash depreciation and amortization and changes in fair value of contingent consideration (including accretion) was $17.1 million. Other non-cash charges included stock-based compensation on equity-classified awards of $0.8 million, $1.2 million of deferred financing costs, a $19.7 million increase in the net deferred tax asset, and other non-cash items of $1.2 million. Additionally, the change in net operating assets was $15.6 million in 2017. For the six months ended June 30, 2016, net income before non-cash depreciation and amortization, amortization of inventory step-up, and changes in the fair value of contingent consideration (including accretion) was $13.9 million. Other non-cash charges included stock-based compensation on equity-classified awards of $1.7 million, a $33.8 million increase in the net deferred tax asset, and other non-cash items of $1.4 million. Additionally, the change in net operating assets was $24.8 million for the six months ended June 30, 2016.
Cash (used in) investing activities was $(3.9) million for the six months ended June 30, 2017, as compared to $(3.2) million for the six months ended June 30, 2016. Cash used in investing activities in 2017 was for the purchase of fixed assets and leasehold improvements of $(2.8) million, and technology investments of $(1.1) million. Cash used in 2016 was for the purchase of fixed assets and leasehold improvements, of $(3.2) million.

Cash (used in) financing activities was $(12.1) million for the six months ended June 30, 2017, as compared to $(3.6) million for the six months ended June 30, 2016. Cash used in financing activities in 2017 was for the repayment of debt in the amount of $(2.1) million and the $(10.0) million payment related to the Dow liabilities settlement. Cash used in 2016 was for the repayment of debt in the amount of $(2.1) million and the purchase of treasury stock in the amount of $(1.5) million.

Liquidity

Since our inception, we have financed our operations primarily through the sale of stock, debt financings, and sales of our products and services. At June 30, 2017, we had $78.6 million of cash and cash equivalents, compared to $77.3 million at December 31, 2016.

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

Term Loan

On July 31, 2015, certain of our subsidiaries entered into a Credit Agreement with Bank of Montreal, as administrative agent (the “Credit Facility”). The Credit Facility consists of a $425 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a $25 million revolving loan facility (the “Revolving Loan”). The Revolving Loan includes a $10.0 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of June 30, 2017, the Company had issued $0.9 million of letters of credit, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan has a scheduled maturity date of July 31, 2019. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75%, or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries and (b) AF Solutions Holdings LLC, including the common stock of AgroFresh Inc.

The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to Rohm and Haas in connection with the Business Combination. Amounts available under the Revolving Loan may also be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Facility.

As of the Closing Date the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The accretion in interest expense during the three and six months ended June 30, 2017 was approximately $0.6 million and $1.2 million.

PIPE Shares

In connection with the closing of the Business Combination, the Company issued an aggregate of 4,878,000 shares of common stock, for an aggregate purchase price of $50.0 million, in a private placement (“PIPE”).

Stock Repurchase Program

In November 2015, the Company’s board of directors approved a Stock Repurchase Program totaling $10 million of the Company’s publicly-traded shares of common stock. The Repurchase Program was to remain in effect for a period of one year, until November 17, 2016. During the six months ended June 30, 2016, the Company repurchased 249,047 shares of common stock at an average market price of $5.95.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than detailed below. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contingent Consideration

In connection with the Business Combination pursuant to the Purchase Agreement and subsequently modified by the Amendment Agreement, Dow is entitled to receive future contingent consideration and other payments from the Company in relation to (i) in 2018, a deferred payment from the Company of $50 million, subject to the Company’s achievement of a specified average Business EBITDA level over the two year period from January 1, 2016 to December 31, 2017; (ii) a Tax Receivables Agreement under which the Company is required to pay annually to Dow 50% of the amount of the tax savings, if any, in U.S. Federal, state and local income tax or franchise tax that the Company actually realizes as a result of the increase in tax basis of the AgroFresh Inc. assets resulting from a section 338(h)(10) election that the Company and Dow made in connection with the Business Combination; and (iii) the final working capital settlement where the Company agreed to pay Dow an aggregate amount of $20.0 million in full satisfaction of the Company’s obligations with respect to (i) the working capital adjustment under the Purchase Agreement, (ii) certain transfer and value added tax reimbursement obligations under the Purchase Agreement, and (iii) amounts owed under the Tax Receivables Agreement for the 2015 tax year.

See Note 3 to the unaudited condensed consolidated financial statements contained in this Report for further discussion of contingent consideration in connection with the Business Combination.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk for changes in interest rates relates primarily to our Term Loan and Revolving Loan. We have not used derivative financial instruments in our investment portfolio. The Term Loan and Revolving Loan bear interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. Holding debt levels constant, a 100 basis point increase in the effective interest rates would have increased the Company’s interest expense by $2.1 million for the six months ended June 30, 2017.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be quantified by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by our operations in the first six months of 2017, revenues would have decreased by approximately $4.7 million and EBITDA would have decreased by approximately $3.0 million for the six months ended June 30, 2017.

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

Changes in Internal Controls

There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously reported, in August 2016, we filed a lawsuit against MirTech, Inc. (“MirTech”), Decco U.S. Post-Harvest, Inc. (“Decco”) and certain related parties in the United States District Court for the District of Delaware. Our complaint alleges, among other things, that MirTech, a former consultant to us, appropriated our confidential information and technology, in violation of agreements between MirTech and us, and that MirTech and Decco are collaborating to infringe on several of our patents. Our complaint seeks, among other relief, declarations that we are the owner of a number of patents filed by MirTech, injunctive relief to stop the infringement of our patents, and monetary damages. A bench trial was held on March 20-22, 2017 on certain of our contract claims and the Court issued its Opinion on June 30, 2017 ruling in favor of AgroFresh. As a result, we are in the process of preparing our damages claim for further litigation proceedings.

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

As of June 30, 2017, Dow and the Sponsor (and its affiliates) owned approximately 35% and 7%, respectively, of our outstanding common stock. In addition, each of Dow and the Sponsor currently beneficially owns a significant percentage of our outstanding warrants. Because of the degree of concentration of voting power (and the potential for such power to increase upon the purchase of additional stock or the exercise of warrants), your ability to elect members of our board of directors and influence our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends, may be diminished.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.		Description
3.1	(1)	Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2015.
3.2	(4)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation.
3.3	(1)	Series A Certificate of Designation.
3.4	(2)	Amended and Restated Bylaws.
3.5	(3)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of September 3, 2015.
4.1	(1)	Specimen Common Stock Certificate.
4.2	(1)	Specimen Warrant Certificate.
10.1	(5)	Agreement, dated April 4, 2017, among the registrant, The Dow Chemical Company, Rohm and Haas Company, Boulevard Acquisition Sponsor, LLC, AgroFresh Inc., Avenue Capital Management II, L.P.
10.2	(5)	First Amendment to Tax Receivables Agreement, dated April 4, 2017, among the registrant, The Dow Chemical Company, Rohm and Haas Company and AgroFresh Inc.
10.3	(5)	Letter Agreement, dated April 4, 2017, between the registrant and The Dow Chemical Company.
10.4	(5)	Letter Agreement, dated April 4, 2017, among the registrant, The Dow Chemical Company, Rohm and Haas Company and Boulevard Acquisition Sponsor, LLC.
10.5	(4)	First Amendment to 2015 Incentive Compensation Plan.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

———————————————————————————————

*	Filed herewith.

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on August 6, 2015.

(2)	Incorporated by reference to Annex A to the Company’s definitive proxy statement (File No. 001-36197) filed with the Securities and Exchange Commission on July 16, 2015.

(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 10, 2015.

(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on June 7, 2017.

(5)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on April 6, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AgroFresh Solutions, Inc.
Date:	August 9, 2017

/s/ Jordi Ferre
By:	Jordi Ferre
Title:	Chief Executive Officer

/s/ Katherine Harper
By:	Katherine Harper
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
3.1	(1)	Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2015.
3.2	(4)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation.
3.3	(1)	Series A Certificate of Designation.
3.4	(2)	Amended and Restated Bylaws.
3.5	(3)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of September 3, 2015.
4.1	(1)	Specimen Common Stock Certificate.
4.2	(1)	Specimen Warrant Certificate.
10.1	(5)	Agreement, dated April 4, 2017, among the registrant, The Dow Chemical Company, Rohm and Haas Company, Boulevard Acquisition Sponsor, LLC, AgroFresh Inc., Avenue Capital Management II, L.P.
10.2	(5)	First Amendment to Tax Receivables Agreement, dated April 4, 2017, among the registrant, The Dow Chemical Company, Rohm and Haas Company and AgroFresh Inc.
10.3	(5)	Letter Agreement, dated April 4, 2017, between the registrant and The Dow Chemical Company.
10.4	(5)	Letter Agreement, dated April 4, 2017, among the registrant, The Dow Chemical Company, Rohm and Haas Company and Boulevard Acquisition Sponsor, LLC.
10.5	(4)	First Amendment to 2015 Incentive Compensation Plan.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

———————————————————————————————

*	Filed herewith.

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on August 6, 2015.

(2)	Incorporated by reference to Annex A to the Company’s definitive proxy statement (File No. 001-36197) filed with the Securities and Exchange Commission on July 16, 2015.

(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 10, 2015.

(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on June 7, 2017.

(5)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on April 6, 2017.