Form 10-Q
period 2017-09-30
AgroFresh Solutions, Inc.
filed 2017-11-09
CIK 1592016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of common stock outstanding as of November 3, 2017 was 50,337,382.

PART I - FINANCIAL INFORMATION

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$75,418	$77,312
Accounts receivable, net of allowance for doubtful accounts of $1,502 and $1,242, respectively	78,787	63,675
Inventories	16,952	15,467
Other current assets	14,319	14,047
Total current assets	185,476	170,501
Property and equipment, net	9,299	8,048
Intangible assets, net	748,793	776,584
Deferred income tax assets	7,694	8,459
Other assets	2,043	2,252
TOTAL ASSETS	$953,305	$965,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,438	$12,133
Current portion of long-term debt	5,313	15,250
Income taxes payable	6,017	3,121
Accrued expenses and other current liabilities	48,094	66,366
Total current liabilities	73,862	96,870
Long-term debt	402,333	392,996
Other noncurrent liabilities	70,397	140,833
Deferred income tax liabilities	22,790	—
Total liabilities	569,382	630,699

Commitments and contingencies (see Note 17)
Stockholders’ equity:
Common stock, par value $0.0001; 400,000,000 shares authorized, 51,001,395 and 50,698,587 shares issued and 50,340,014 and 50,037,206 shares outstanding at September 30, 2017 and December 31, 2016, respectively	5	5
Preferred stock; par value $0.0001, 1 share authorized and outstanding at September 30, 2017 and December 31, 2016	—	—
Treasury stock; par value $0.0001, 661,381 shares at September 30, 2017 and December 31, 2016	(3,885)	(3,885)
Additional paid-in capital	532,337	475,598
Accumulated deficit	(132,076)	(132,200)
Accumulated other comprehensive loss	(12,458)	(4,373)
Total stockholders' equity	383,923	335,145
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$953,305	$965,844

 See accompanying notes to condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net sales	$60,772	$61,200	$109,891	$107,996
Cost of sales (excluding amortization, shown separately below)	11,620	8,905	21,365	48,558
Gross profit	49,152	52,295	88,526	59,438
Research and development expenses	3,071	2,983	10,103	11,220
Selling, general, and administrative expenses	14,462	15,173	44,328	49,385
Amortization of intangibles	10,445	10,080	31,335	29,878
Change in fair value of contingent consideration	(1,424)	(1,569)	(2,420)	(4,969)
Operating income (loss)	22,598	25,628	5,180	(26,076)
Other (expense) income	(295)	(38)	(40)	16
(Loss) gain on foreign currency exchange	(487)	924	10,584	682
Interest expense, net	(8,638)	(14,526)	(27,495)	(43,850)
Income (loss) before income taxes	13,178	11,988	(11,771)	(69,228)
Income tax expense (benefit)	3,632	4,676	(11,895)	(26,239)
Net income (loss)	$9,546	$7,312	$124	$(42,989)

Net income (loss) per share:
Basic	$0.19	$0.15	$—	$(0.87)
Diluted	$0.19	$0.15	$—	$(0.87)
Weighted average shares outstanding:
Basic	49,676,923	49,567,735	49,852,337	49,385,733
Diluted	50,169,434	49,627,800	50,134,591	49,385,733

See accompanying notes to condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net income (loss)	$9,546	$7,312	$124	$(42,989)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,200	(114)	(8,085)	4,619
Comprehensive income (loss)	$11,746	$7,198	$(7,961)	$(38,370)

See accompanying notes to condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2015	1	$—	49,940,548	$5	$(2,397)	$472,494	$(20,640)	$(5,559)	$443,903
Stock-based compensation	—	—	—	—	—	2,901	—	—	2,901
Issuance of restricted stock	—	—	644,395	—	—	—	—	—	—
Repurchase of stock for treasury	—	—	—	—	(1,488)	—	—	—	(1,488)
Comprehensive loss	—	—	—	—	—	—	(42,989)	4,619	(38,370)
Balance at September 30, 2016	1	$—	50,584,943	$5	$(3,885)	$475,395	$(63,629)	$(940)	$406,946

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2016	1	$—	50,698,587	$5	$(3,885)	$475,598	$(132,200)	$(4,373)	$335,145
Stock-based compensation	—	—	—	—	—	1,318	—	—	1,318
Transfer of director compensation from liability to equity	—	—	—	—	—	332	—	—	332
Issuance of restricted stock	—	—	302,808	—	—	—	—	—	—
Settlement of Dow liabilities, net of income tax	—	—	—	—	—	55,089	—	—	55,089
Comprehensive loss	—	—	—	—	—	—	124	(8,085)	(7,961)
Balance at September 30, 2017	1	$—	51,001,395	$5	$(3,885)	$532,337	$(132,076)	$(12,458)	$383,923

See accompanying notes to condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(in thousands)	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Cash flows from operating activities:
Net income (loss)	$124	$(42,989)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33,102	31,777
Provision for bad debts	260	—
Stock-based compensation for equity classified awards	1,318	2,901
Pension expense	227	—
Amortization of inventory fair value adjustment	—	30,377
Amortization of deferred financing costs	1,764	1,696
Accretion of contingent consideration	7,297	22,931
Decrease in fair value of contingent consideration	(2,420)	(4,969)
Deferred income taxes	(16,445)	(24,910)
Loss on sales of property	81	21
Other	93	850
Changes in operating assets and liabilities:
Accounts receivable	(8,699)	(8,520)
Inventories	(1,363)	(2,191)
Prepaid expenses and other current assets	(321)	(19,627)
Accounts payable	(9,486)	341
Accrued expenses and other liabilities	7,691	5,272
Income taxes payable	3,050	1,206
Other assets and liabilities	(1,354)	711
Net cash provided by (used in) operating activities	14,919	(5,123)
Cash flows from investing activities:
Cash paid for property and equipment	(5,281)	(5,449)
Proceeds from sale of property	99	8
Other investments	(1,050)	—
Net cash used in investing activities	(6,232)	(5,441)
Cash flows from financing activities:
Payment of Dow liabilities settlement	(10,000)	—
Repayment of long term debt	(2,125)	(3,188)
Repurchase of stock for treasury	—	(1,488)
Net cash used in financing activities	(12,125)	(4,676)
Effect of exchange rate changes on cash and cash equivalents	1,544	2,152
Net decrease in cash and cash equivalents	(1,894)	(13,088)
Cash and cash equivalents, beginning of period	77,312	57,765
Cash and cash equivalents, end of period	$75,418	$44,677

Supplemental disclosures of cash flow information:
Cash paid for:
Cash paid for interest	$12,309	$18,460
Cash paid for income taxes	$1,811	$2,487
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property and equipment	$1,422	$35
Settlement of Dow liabilities not resulting from cash payment, net of deferred income taxes	$55,089	$—

See accompanying notes to condensed consolidated financial statements.

AgroFresh Solutions, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which has been updated through several revisions and clarifications since its original issuance. The standard will require revenue recognized to represent the transfer of promised goods or services to customers at an amount that reflects the consideration which a company expects to receive in exchange for those goods or services. The standard also requires new, expanded disclosures regarding revenue recognition. The standard will be effective January 1, 2018 with early adoption permissible beginning January 1, 2017.

The Company is continuing to evaluate the impact that ASU 2014-09 will have on its consolidated financial statements and related disclosures. As the Company continues the evaluation and implementation process, it expects that there will be an impact to the Company’s financial reporting disclosures as well as any related business operations processes and internal controls over financial reporting. As part of the assessment performed through the date of this filing, the Company has created an implementation working group, which includes internal and third-party resources. As part of its implementation plan, the Company has adopted implementation controls that will allow it to properly and timely adopt the new revenue accounting standard on its effective date. In particular, the Company adopted implementation controls related to the following:

•	Developed a detailed project plan with key milestone dates;

•	Performed education of the new accounting standard;

•	Outlined the revenue generating activities that fall within the scope of ASU 2014-09, and is continuing to assess what impact the new accounting standard will have on those activities; and

•	Monitoring and assessment of the impact of changes to ASU 2014-09 and its interpretations as they become available.

Specific considerations made to date on the impact of adopting ASU 2014-09 include:

•
Collectibility - The valuation of revenue and accounts receivable, including whether negotiated contractual prices constitute price concessions or acceptance of the customer’s credit risk and how this impacts the timing of the Company’s revenue recognition. Currently, the Company recognizes revenue for the entire sales price and separately records a provision for bad debt as a component of operating expenses.

•
Performance Obligations - The treatment of the Company’s customer contracts, including whether the various goods and services promised in these contracts are distinct performance obligations, and the timing of revenue recognition for these goods and services. Currently, revenue is recognized at the time the product is applied to the fruits or vegetables as this represents the point at which the Company’s performance obligation to the customer has been completed.

•
Variable Consideration - The estimation and constraining of variable consideration, including rebates and how the Company will allocate these items to the performance obligations to its customer contracts. Currently, revenue is recognized net of estimated payments that are expected to be paid under rebate programs.

•
Significant Financing Component - Assessing whether certain contracts with customers provide a service of financing in addition to the delivery of the goods or services. In addition, the Company is assessing whether it can apply the practical expedient alleviating the application of the significant financing component requirements if the period between when the transfers of promised goods or services to a customer and when the customer pays for that good or service is one year or less. Currently, the Company does not recognize imputed interest on its accounts receivables due to its customary trade terms that do not exceed one year.

•
Contract Costs - The Company is continuing to assess the impact of ASU 2014-09 on the costs to acquire and fulfill its customer contracts, including whether the Company can apply the practical expedient of expensing contract costs when incurred if the amortization period of the asset that the Company would have recognized is one year or less. Currently, the Company’s accounting policy is to expense contract costs as they are incurred.

•
Transition Method - The Company is expecting to use a modified retrospective method of adoption, which would require a cumulative adjustment to opening retained earnings at the date of adoption (January 1, 2018), as opposed to a full retrospective application which would require a restatement of each comparable period presented within the financial statements. The Company is continuing to assess whether a material cumulative adjustment is necessary.

The significant assessment and implementation matters to be addressed prior to adopting ASU 2014-09 are as follows:

•	Completing the Company’s review of customer contracts in scope of ASU 2014-09;

•	Calculating the transition method adjustment;

•	Determining the impact that the new accounting standard will have on the Company’s consolidated financial statements and related disclosures; and

•	Updating, as needed, the Company’s business processes, systems and controls required to comply with ASU 2014-09 upon its effective date of January 1, 2018.

The Company anticipates completing its evaluation of the impact of ASU 2014-09 during the next three months and will adopt ASU 2014-09 when it becomes effective on January 1, 2018.

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

Amendment Agreement

Pursuant to the Amendment Agreement, the Company agreed to pay Dow the aggregate amount of $20.0 million, of which $10.0 million was paid on April 4, 2017 and the remaining $10.0 million is payable on or before January 31, 2018, in full satisfaction of the Company’s obligations with respect to (i) the working capital adjustment under the Purchase Agreement, (ii) certain transfer and value added tax reimbursement obligations under the Purchase Agreement, and (iii) the amount payable to Dow pursuant to the Tax Receivables Agreement on account of the 2015 tax year. As of March 31, 2017, these liabilities, inclusive of accrued interest, were approximately $17.0 million, $9.3 million, and $12.0 million, respectively. During the nine months ended September 30, 2017, the liabilities were reduced by approximately $18.2 million.

Also pursuant to the Amendment Agreement, each of Avenue and Dow agreed to make available to the Company a credit facility, providing for loans of up to $50.0 million each, for use to complete one or more potential acquisitions prior to December 31, 2019, in each case subject to approval by both Avenue and Dow.

First Amendment to Tax Receivables Agreement

The Company, Dow, R&H and AgroFresh Inc. entered into a First Amendment to the Tax Receivables Agreement (the “TRA Amendment”). The TRA Amendment reduces, from 85% to 50%, the percentage that the Company is required to pay to Dow pursuant to the Tax Receivables Agreement of the annual tax savings, if any, in U.S. Federal, state and local income tax or franchise tax that the Company actually realizes as a result of the increase in tax basis of the AgroFresh assets resulting from a Section 338(h)(10) election that the Company and Dow made in connection with the transactions contemplated by the Purchase Agreement. During the nine months ended September 30, 2017 the liability to Dow was reduced by approximately $75.3 million as a result of the TRA Amendment.

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

As a result of the Amendment Agreement, the TRA Amendment and the termination of the Warrant Purchase Agreement, the Company reduced the related liabilities during the first nine months of 2017 as follows:

(amounts in millions)	Nine Months Ended September 30, 2017
Amendment Agreement	$18.2
Warrant Purchase Agreement	1.6
TRA Amendment	75.3
Deferred tax adjustment related to Dow settlement	(40.0)
Total reduction in related liabilities	$55.1

The Company recorded an increase to additional paid in capital, net of deferred income taxes of $40.0 million, as an offset to the reduction in related liabilities, as the Company entered into the April 4, 2017 agreements with related parties and the transaction has been treated as a capital transaction.

4.	Related Party Transactions

Pursuant to the Business Combination the Company consummated on April 30, 2015 with Dow, a related party, the Company agreed to certain obligations with Dow pursuant to the Purchase Agreement, the Tax Receivables Agreement, and the Warrant Purchase Agreement, dated July 31, 2015. On April 4, 2017 the Company and Dow amended the Purchase Agreement and the Tax Receivables Agreement pursuant to the Amendment Agreement and TRA Amendment, and entered into the Stock Buyback Agreement, each as described under Note 3 above.

The Company is also a party to ongoing agreements with Dow, including, but not limited to, operating-related agreements for certain transition services, seconded employees and occupancy. In connection with a transition services agreement entered into in connection with the Business Combination, the Company paid Dow a $5.0 million set-up fee which is being amortized from September 2015 through December 2017, which is the period during which the services are expected to be provided.

The Company incurred expenses for such services for the nine months ended September 30, 2017 and September 30, 2016 as follows:

(amounts in thousands)	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Amortization of prepayment related to set-up of transition services	$620	$1,319
Ongoing costs of transition services agreement	2,228	3,604
Rent expense	693	951
Amortization of prepayment related to Dow importation services	—	397
Other expenses	379	835
Total incurred expenses	$3,920	$7,106

As of September 30, 2017 and September 30, 2016, the Company had an outstanding payable to Dow of $0.7 million and $2.5 million, respectively. See Notes 9 and 11 for other related party disclosures.

The Company has a minority investment in RipeLocker, LCC ("RipeLocker"), a company led by George Lobisser, a director of AgroFresh. On November 29, 2016, the Company entered into a Mutual Services Agreement (the “Services Agreement”) with George Lobisser and RipeLocker, LLC. Pursuant to the Services Agreement, Mr. Lobisser is entitled to receive a consulting fee of $5,000 per full day for time spent performing consulting services under this Agreement (pro-rated for any partial day), plus reimbursement for out-of-pocket expenses. In February 2017, the Company and Mr. Lobisser agreed to substantially curtail any mutual consulting services to be provided under the Services Agreement, and that any further services would be provided at no charge. For the nine months ended September 30, 2017, there were no material amounts paid and as of September 30, 2017, there were no material amounts owed to RipeLocker or Mr. Lobisser for consulting services.

5.	Inventories

Inventories at September 30, 2017 and December 31, 2016 consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Raw material	$1,143	$1,649
Work-in-process	6,323	7,963
Finished goods	8,694	5,132
Supplies	792	723
Total inventories	$16,952	$15,467

6.	Other Current Assets

The Company's other current assets at September 30, 2017 and December 31, 2016 consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
VAT receivable	$9,783	$9,306
Prepaid income tax asset	2,066	1,910
Other	2,470	2,831
Total other current assets	$14,319	$14,047

7.	Property and Equipment

Property and equipment at September 30, 2017 and December 31, 2016 consisted of the following:

(in thousands, except for useful life data)	Useful life (years)	September 30, 2017	December 31, 2016
Leasehold improvements	7-20	$1,775	$1,463
Machinery & equipment	1-12	7,105	6,066
Furniture	1-12	967	843
Construction in progress		1,463	781
		11,310	9,153
Less: accumulated depreciation		(2,011)	(1,105)
Total property and equipment, net		$9,299	$8,048

Depreciation expense for the three and nine months ended September 30, 2017 was $0.3 million and $0.9 million, respectively.
Depreciation expense for the three and nine months ended September 30, 2016 was $0.2 million and $0.6 million, respectively.
Depreciation expense is recorded in cost of sales, selling, general and administrative expense and research and development expense in the condensed consolidated statements of income (loss).

8.	Intangible Assets

The Company’s intangible assets at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017			December 31, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Other intangible assets:
Developed technology	$757,000	$(85,071)	$671,929	$757,000	$(55,623)	$—	$701,377
In-process research and development	39,000	(2,347)	36,653	39,000	(722)	—	38,278
Trade name	26,000	—	26,000	35,500	—	(9,500)	26,000
Service provider network	2,000	—	2,000	2,000	—	—	2,000
Customer relationships	8,000	(722)	7,278	8,000	(472)	—	7,528
Software	1,200	(320)	880	660	(104)	—	556
Software not yet placed in service	3,974	—	3,974	753	—	—	753
Other	100	(21)	79	100	(8)	—	92
Total intangible assets	$837,274	$(88,481)	$748,793	$843,013	$(56,929)	$(9,500)	$776,584

At September 30, 2017, the weighted-average amortization period remaining for the finite-lived intangible assets was 17.6 years. At September 30, 2017, the weighted-average amortization periods remaining for developed technology, customer relationships, in-process R&D, software and other was 17.6, 21.9, 17.0, 3.3, and 4.8 years, respectively.

Estimated annual amortization expense for finite-lived intangible assets, excluding amounts not placed in service, subsequent to September 30, 2017 is as follows:

(in thousands)	Amount
2017 (remaining)	$10,518
2018	42,071
2019	42,052
2020	41,919
2021	41,814
Thereafter	538,445
Total	$716,819

9.	Accrued and Other Current Liabilities

The Company’s accrued and other current liabilities at September 30, 2017 and December 31, 2016 consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Warrant consideration	$—	$1,080
Tax amortization benefit contingency	3,744	17,535
Working capital settlement	—	17,000
Additional consideration due seller	—	9,263
Dow settlement liability	10,000	—
Accrued compensation and benefits	7,628	6,352
Accrued rebates payable	5,931	4,701
Insurance premium financing payable	953	578
Severance	412	1,564
Accrued taxes	8,561	4,598
Other	10,865	3,695
Total accrued and other current liabilities	$48,094	$66,366

Refer to Note 3 regarding the contingent consideration owed to Dow as part of the Business Combination.

10.	Debt

Credit Facility

On July 31, 2015, in connection with the consummation of the Business Combination, AgroFresh Inc. as the borrower and its parent, AF Solutions Holdings LLC (“AF Solutions Holdings”), a wholly-owned subsidiary of the Company, as the guarantor, entered into a Credit Agreement with Bank of Montreal, as administrative agent (the “Credit Facility”). The Credit Facility consists of a $425 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a $25 million revolving loan facility (the “Revolving Loan”). The Revolving Loan includes a $10 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of September 30, 2017, the Company has issued $0.5 million of letters of credit, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan has a scheduled maturity date of July 31, 2019. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75% or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios). At September 30, 2017, the effective interest rate was 6.68%. The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries and (b) AF Solutions Holdings, including the common stock of AgroFresh Inc.

Certain restrictive covenants are contained in the Credit Facility, which the Company was in compliance with as of September 30, 2017. The Credit Facility imposes an overall cap on the total amount of dividends the Company can pay, together with the total amount of shares and warrants the Company can repurchase, of $12 million per fiscal year, and imposes certain other conditions on the Company’s ability to pay dividends.

The Company’s debt, net of unamortized discounts and deferred financing fees, at September 30, 2017 and December 31, 2016 consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Total Term Loan outstanding	$407,646	$408,246
Less: Amounts due within one year	5,313	15,250
Total long-term debt due after one year	$402,333	$392,996

At September 30, 2017, the Company evaluated the amount recorded under the Term Loan and determined that the fair value was approximately $416.5 million. The fair value of the debt is based on quoted inactive market prices and is therefore classified as Level 2 within the fair value hierarchy.

The Term Loan is presented net of deferred issuance costs, which are amortized using the effective interest method over the term of the Term Loan. Gross deferred issuance costs at the inception of the Term Loan were $12.9 million and as of September 30, 2017 there were $8.9 million of unamortized deferred issuance costs.

Scheduled principal repayments under the Term Loan subsequent to September 30, 2017 are as follows:

(in thousands)	Amount
2017 (remaining)	$2,125
2018	4,250
2019	4,250
2020	4,250
2021	401,625
Total	$416,500

Beginning with the year ended December 31, 2016, the Company is required to prepay Term Loan Borrowings and Incremental Term Loan Borrowings in an aggregate amount equal to 50% of the Excess Cash Flow for the fiscal year; provided that such amount of the Excess Cash Flow in any fiscal year shall be reduced by (i) the aggregate amount of prepayments of Term Loans and Incremental Term Loans made, (ii) to the extent accompanied by permanent reductions of Revolving Commitments, the aggregate amount of prepayments of Revolving Loans (other than prepayments financed with the proceeds of Indebtedness), (iii) repaid borrowings of Revolving Loans made on the Effective Date to account for any additional original issue discount or upfront fees that are implemented pursuant to the Fee Letter and (iv) the aggregate amount of cash dividends paid by the Company or Holdings to Holdings or Boulevard for the payment of the Seller Earnout; provided further that, prepayments of Term Loan Borrowings and Incremental Term Loan Borrowings shall only be required if 50% of the Excess Cash Flow for such fiscal year exceeds $5 million. The amount due under this provision for the year ended December 31, 2016 was originally estimated to be $11.0 million, but it was subsequently determined that no amount was payable for such year. There are no amounts due under this provision as of September 30, 2017.

At September 30, 2017, there was $416.5 million outstanding under the Term Loan and no balance outstanding under the Revolving Loan.

In July 2015, the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The interest expense related to the amortization of the debt issuance costs during the three and nine months ended September 30, 2017 was approximately $0.6 million and $1.8 million, respectively.

11.	Other Noncurrent Liabilities

The Company’s other noncurrent liabilities at September 30, 2017 and December 31, 2016 consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Tax amortization benefit contingency	$65,855	$132,724
Deferred payment	—	2,498
Other	4,542	5,611
Total other noncurrent liabilities	$70,397	$140,833

12.	Severance

There was $0.2 million and $0.3 million severance expense for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2016, there was $1.2 million and $2.6 million of severance expense, respectively. This amount, which does not include stock compensation expense, was recorded in selling, general and administrative expense in the condensed consolidated statements of income (loss). As of September 30, 2017, the Company had $0.6 million of severance liability, of which $0.4 million will be paid out over the next year.

13.	Stockholders’ Equity

The authorized common stock of the Company consists of 400,000,000 shares with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of September 30, 2017, there were 50,340,014 shares of common stock outstanding. As of September 30, 2017, there were warrants to purchase 15,983,072 shares of the Company’s common stock outstanding at a strike price of $11.50. Of the 15,983,072 warrants, 9,823,072 were issued as part of the units sold in the Company's initial public offering in February 2014 and 6,160,000 warrants were sold in a private placement at the time of such public offering.

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

Stock compensation expense for both equity-classified and liability-classified awards for the three and nine months ended September 30, 2017 was $0.5 million and $1.7 million, respectively. Stock compensation expense for both equity-classified and liability-classified awards for the three and nine months ended September 30, 2016 was $1.3 million and $3.2 million, respectively. Stock compensation expense is recognized in cost of goods sold, selling, general and administrative expenses, and research and development expenses. At September 30, 2017, there was $5.0 million of unrecognized compensation cost relating to outstanding unvested equity instruments expected to be recognized over the weighted average period of 2.03 years.

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

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income (loss) per common share:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Basic weighted-average common shares outstanding	49,676,923	49,567,735	49,852,337	49,385,733
Effect of dilutive options, performance stock units and restricted stock	492,511	60,065	282,254	—
Dilute weighted-average shares outstanding	50,169,434	49,627,800	50,134,591	49,385,733

Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company's common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following amounts were not included in the calculation of net income (loss) per diluted share because their effects were anti-dilutive:

(in thousands, except share data)	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Stock-based compensation awards(1):
Stock options	577,500	584,375	577,500	584,375
Warrants:
Private placement warrants	6,160,000	6,160,000	6,160,000	6,160,000
Public warrants	9,823,072	9,823,072	9,823,072	9,823,072

———————————————————————————————

(1)	SARs and Phantom Shares are payable in cash and will, therefore, have no impact on number of shares.

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

The effective tax rate for the three and nine months ended September 30, 2017 was 27.6% and 101.1%, respectively, compared to the effective tax rate for the three and nine months ended September 30, 2016 of 39.0% and 37.9%, respectively.

The effective tax rate for the three months ended September 30, 2017 differs from the US statutory tax rate of 35%, primarily due to certain intercompany transactions that did not have a tax effect.

The effective tax rate for the nine months ended September 30, 2017 differs from the US statutory tax rate of 35% due to the release of the valuation allowance related to net deferred tax assets in the U.S. tax jurisdiction. There were a series of tax adjustments as a result of the April 2017 settlement with Dow that resulted in $40.0 million additional U.S. deferred tax liabilities. The reduction of the Company's obligations to Dow on the balance sheet impacted purchase price consideration, ultimately decreasing the Company’s intangible’s tax basis determined for ASC 740 purposes. The Company considered these future sources of taxable income as additional positive evidence when concluding the deferred tax assets within the U.S. were more likely than not to be realized and reversed a valuation allowance of $15.4 million.

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

Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2017:

(in thousands)	Level 1	Level 2	Level 3	Total
Tax amortization benefit contingency(2)	—	—	69,599	69,599
Deferred acquisition payment(3)	—	—	624	624
Stock appreciation rights(4)	—	—	57	57
Phantom shares(5)	—	—	32	32
Total	$—	$—	$70,312	$70,312

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

(2)
The fair value of the tax amortization benefit contingency is measured using an income approach based on the Company's best estimate of the undiscounted cash payments to be made, tax effected at 37% and discounted to present value utilizing an appropriate market discount rate. The valuation technique used did not change during the nine months ended September 30, 2017. Refer to Note 3 for additional details.

(3)
The fair value of the deferred acquisition payment is measured using a Black-Scholes option pricing model and based on the Company's best estimate of the Company's average Business EBITDA, as defined in the Purchase Agreement (as defined in Note 3), over the two year period from January 1, 2016 to December 31, 2017. The valuation technique used did not change during the nine months ended September 30, 2017.

(4)
The fair value of the stock appreciation rights were measured using a Black Scholes pricing model during the nine months ended September 30, 2017. The valuation technique used did not change during the nine months ended September 30, 2017.

(5)	The fair value of phantom shares are based on the fair value of the Company's common stock. The valuation technique used did not change during the nine months ended September 30, 2017.

There were no transfers between Level 1 and Level 2 and no transfers out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2017.

At September 30, 2017, the Company evaluated the amount recorded under the Term Loan and determined that the fair value was approximately $416.5 million. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following table presents the changes during the period presented in our Level 3 financial instruments that are measured at fair value on a recurring basis. These instruments relate to contingent consideration payable to Dow in connection to the Business Combination.

(in thousands)	Tax amortization benefit contingency	Deferred acquisition payment	Stock appreciation rights	Phantom shares	Total
Balance, December 31, 2016	$150,260	$2,498	$22	$4	$152,784
Awards granted	—	—	—	—	—
Settlement of Dow liabilities	(86,931)	—	—	—	(86,931)
Accretion	7,297	—	—	—	7,297
Mark to market adjustment	(1,027)	(1,874)	35	28	(2,838)
Balance, September 30, 2017	$69,599	$624	$57	$32	$70,312

19.	Subsequent Events

On November 7, 2017, the Company entered into a definitive agreement to acquire a controlling-interest in Tecnidex Fruit Protection, S.A.U. ("Tecnidex"). Tecnidex, a privately-held international company, is a leading provider of post-harvest fungicides, waxes, and biocides for the citrus market, with clients in 18 countries. For over 35 years, Tecnidex has been helping fruit and vegetable producers offer clean, safe and high-quality products to its regional clients.

The purchase price is approximately €22.5 million (or approximately $26.1 million based on the exchange rate as of November 7, 2017), subject to customary purchase price adjustments, payable in cash. The Company expects to fund the acquisition with cash on hand, and following the acquisition the Company will own 75 percent of the outstanding Tecnidex shares. The Company has an option to purchase the remaining shares over time. The acquisition will be treated as a business combination.

Due to the timing of the acquisition, the Company has not yet completed its initial accounting analysis. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired and resulting from the transaction including any intangible assets or goodwill. The transaction is expected to close as soon as the fourth quarter of 2017.

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

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this MD&A regarding the Company's financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results and/or the timing of events could differ materially from those contemplated by these forward-looking statements due to a number of factors, including those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K") as well as the update to those Risk Factors disclosed in Part II, Item 1A of this Report. Any forward-looking statements included in this Report are based only on information currently available to the Company band speak only as of the date on which such statements are made. The Company undertakes no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by this paragraph.

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

At the core of the SmartFresh Quality SystemSM is AgroFresh’s principal product, SmartFresh, which regulates the post-harvest ripening effects of ethylene, the naturally occurring plant hormone that triggers ripening in certain fruits and vegetables. SmartFresh is naturally biodegradable, leaves no detectable residue, and has been approved for use by many domestic and global regulatory organizations. Harvista extends the Company’s proprietary technology into pre-harvest management of pome fruit such as apples and pears. StoreEdgeTM and AdvanStoreTM are atmospheric monitoring systems that leverage the Company’s extensive understanding of fruit physiology, fruit respiration, current controlled atmosphere technology, and new proprietary diagnostic tools to provide improved and real time guidance to producers and packers of fresh produce regarding storage conditions so corrective measures can be made on a more timely basis.

Beyond the SmartFresh Quality System, RipeLockTM combines the technology behind SmartFresh with modified atmosphere packaging designed specifically to preserve quality during transportation and to extend the yellow shelf life of bananas and other fruits. LandSpringTM is an innovative 1-MCP technology for transplanted vegetable seedlings that is currently registered for use on 14 crops in the U.S. (except California), most notably tomatoes and peppers. It reduces transplant shock, resulting in less seedling mortality and faster crop establishment, which leads to a healthier crop and improved yields. EthylBlocTM technology is an ethylene action inhibitor that works naturally with flowers and plants to keep them fresh during shipping and distribution. The negative effects of ethylene have been estimated by the industry to cause up to 30 percent of losses among all flowers and plants.

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

Recent Development

On November 7, 2017, AgroFresh signed a definitive agreement to acquire a controlling-interest in Tecnidex, a leading provider of post-harvest fungicides, waxes, and biocides for the citrus market. With this acquisition, AgroFresh expands its industry-leading post-harvest presence into additional crops, and increases its penetration of the produce market in southern Europe, Latin America and Africa.

For over 35 years, Tecnidex has been helping fruit and vegetable producers offer clean, safe and high-quality products to its regional clients in 18 countries. Through its portfolio of post-harvest products, technology, consulting, and after-sale services, Tecnidex improves the quality and value of its clients’ fruit and vegetables while respecting the environment. Tecnidex is based in Valencia, Spain.

Factors Affecting the Company’s Results of Operations

The Company’s results of operations are affected by a number of external factors. Some of the more important factors are briefly discussed below.

Demand for the Company’s Offerings

The Company services over 3,000 customers in over 40 countries and derives its revenue by assisting growers, packers and retailers to maximize the value of their crops brought to market and consumers. The Company's products and services add value to customers by reducing food spoilage and extending the life of perishable fruits. The U.S. Food and Agriculture Organization has estimated that a growing global population will require a near doubling of food production in developing countries by 2050 to meet the expected demand of a worldwide population of 9 billion people.

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

Results of Operations

The following table summarizes the results of operations for both the three and nine months ended September 30, 2017 and September 30, 2016:

(in thousands)	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net sales	$60,772	$61,200	$109,891	$107,996
Cost of sales (excluding amortization, shown separately below)	11,620	8,905	21,365	48,558
Gross profit	49,152	52,295	88,526	59,438
Research and development expenses	3,071	2,983	10,103	11,220
Selling, general, and administrative expenses	14,462	15,173	44,328	49,385
Amortization of intangibles	10,445	10,080	31,335	29,878
Change in fair value of contingent consideration	(1,424)	(1,569)	(2,420)	(4,969)
Operating income (loss)	22,598	25,628	5,180	(26,076)
Other (expense) income	(295)	(38)	(40)	16
(Loss) gain on foreign currency exchange	(487)	924	10,584	682
Interest expense, net	(8,638)	(14,526)	(27,495)	(43,850)
Income (loss) before income taxes	13,178	11,988	(11,771)	(69,228)
Income tax expense (benefit)	3,632	4,676	(11,895)	(26,239)
Net income (loss)	$9,546	$7,312	$124	$(42,989)

Comparison of Results of Operations for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Net Sales

Net sales were $60.8 million for the three months ended September 30, 2017 as compared to net sales of $61.2 million for the three months ended September 30, 2016. The decrease in net sales was primarily driven by lower volume on SmartFresh driven by a late crop in the U.S., which was partially offset by an increase of $1.1 million in Harvista sales.

Cost of Sales

Cost of sales was $11.6 million for the three months ended September 30, 2017 as compared to $8.9 million for the three months ended September 30, 2016. Gross profit margin was 85.4 percent in the third quarter of 2016 versus 80.9 percent in the third quarter of 2017. This decrease in margin was primarily driven by an unfavorable mix towards lower margin with the decrease in SmartFresh and increase in Harvista sales.

Research and Development Expenses

Research and development expenses were $3.1 million for the three months ended September 30, 2017 as compared to $3.0 million for the three months ended September 30, 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $14.5 million for the three months ended September 30, 2017 compared to $15.2 million for the three months ended September 30, 2016. This decrease in selling, general and administrative expenses was primarily driven by efficiency and productivity improvements as we begin the transition off the Dow systems, along with lower severance costs, partially offset by higher expenses relating to mergers and acquisitions ("M&A")-related activities.

Amortization of Intangibles

Amortization of intangible assets was $10.4 million for the three months ended September 30, 2017 compared to $10.1 million for the three months ended September 30, 2016. The increase in amortization of intangibles is primarily due to the amortization of in-process research and development for our LandSpring product line, which started in September 2016.

Change in Fair Value of Contingent Consideration

The Company recorded a $1.4 million gain in the three months ended September 30, 2017 related to a change in the fair value of contingent consideration, as compared to a $1.6 million gain in the three months ended September 30, 2016. As discussed in Note 3 to the 2016 audited consolidated financial statements, pursuant to the Business Combination, the Company entered into various forms of contingent consideration, including the warrant consideration, the deferred payment, and the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings. For the three months ended September 30, 2017, the deferred payment and the tax amortization benefit contingency gains were $0.6 million and $0.8 million, respectively.

Interest Expense, Net

Interest expense was $8.6 million for the three months ended September 30, 2017, as compared to $14.5 million for the three months ended September 30, 2016. Accretion on the potential deferred payment to Dow was $3.6 million for the three months ended September 30, 2016, without a comparable expense in 2017. Lower accretion of the Tax Receivables Agreement of $2.2 million also contributed to the decrease in interest expense.

Income taxes

Income tax expense was $3.6 million for the three months ended September 30, 2017 compared to income tax expense of $4.7 million for the three months September 30, 2016. The effective tax rate for the three months ended September 30, 2017 differs from the U.S. statutory tax rate of 35% due to certain intercompany transactions that did not have a tax effect.

Comparison of Results of Operations for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Net Sales

Net sales were $109.9 million for the nine months ended September 30, 2017 as compared to net sales of $108.0 million for the nine months ended September 30, 2016. The increase in net sales was primarily driven by SmartFresh growth in Brazil and France and significant Harvista growth in Argentina and the U.S. We also saw slight revenue increases on sales of RipeLock, LandSpring, and EthylBloc.

Cost of Sales

Cost of sales was $21.4 million for the nine months ended September 30, 2017 as compared to $48.6 million for the nine months ended September 30, 2016. The amount in the prior year period includes $30.4 million of amortization of inventory step up. If the amortization of inventory step-up is excluded, gross profit margin would have been 83.2 percent in the first nine months of 2016 versus 80.6 percent in the first nine months of 2017. The decrease in margin was primarily driven by an unfavorable mix towards lower margin with the decrease in SmartFresh and increase in Harvista sales.

Research and Development Expenses

Research and development expenses were $10.1 million for the nine months ended September 30, 2017 as compared to $11.2 million for the nine months ended September 30, 2016. The decrease in research and development expenses reflects more targeted research activities in 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $44.3 million for the nine months ended September 30, 2017 compared to $49.4 million for the nine months ended September 30, 2016. This decrease in selling, general and administrative expenses was primarily driven by lower non-recurring costs to establish ourselves as a separate public company, lower severance costs and lower stock-based compensation, which was partially offset by legal fees associated with the MirTech litigation described below and M&A-related expenses.

Amortization of Intangibles

Amortization of intangible assets was $31.3 million for the nine months ended September 30, 2017 compared to $29.9 million for the nine months ended September 30, 2016. The increase in amortization of intangibles is primarily due to the amortization of in-process research and development for our LandSpring product line, which started in September 2016.

Change in Fair Value of Contingent Consideration

The Company recorded a $2.4 million gain in the nine months ended September 30, 2017 related to a change in the fair value of contingent consideration, as compared to a $5.0 million gain in the nine months ended September 30, 2016. As discussed in Note 3 to the 2016 audited consolidated financial statements, pursuant to the Business Combination, the Company entered into various forms of contingent consideration, including the warrant consideration, the deferred payment, and the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings. For the nine months ended September 30, 2017, the warrant consideration, the deferred payment, and the tax amortization benefit contingency losses (gains) were $0.5 million, $(1.9) million, and $(1.0) million, respectively.

Interest Expense, Net

Interest expense was $27.5 million for the nine months ended September 30, 2017, as compared to $43.9 million for the nine months ended September 30, 2016. Accretion on the potential deferred payment to Dow was $10.7 million for the nine months ended September 30, 2016, without a comparable expense in 2017. Interest on the working capital settlement with Dow was $0.6 million for the nine months ended September 30, 2016, without a comparable expense in 2017. Lower accretion of the Tax Receivables Agreement of $4.9 million also contributed to the decrease in interest expense.

Income taxes

The income tax benefit was $11.9 million for the nine months ended September 30, 2017 compared to income tax benefit of $26.2 million for the nine months September 30, 2016. During the nine months ended September 30, 2017, in accordance with ASC 740, Income Taxes, we released the full valuation allowance against the net deferred tax assets in the U.S. tax jurisdiction, including net operating loss deferred tax assets. During the nine months ended September 30, 2017, we increased our deferred tax liabilities associated with intangibles due to the April 2017 settlement with Dow. The reduction of our obligations to Dow reduced purchase price consideration, which had a corresponding decrease to the tax basis of intangibles determined for ASC 740 purposes leading to the deferred tax liability increase. We considered these future sources of taxable income as positive evidence when concluding whether the deferred tax assets within the U.S. were more likely than not to be realized. We will continue to monitor the realizability of the U.S. deferred tax assets.

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

The following is a reconciliation between the non-GAAP financial measure of EBITDA to its most directly comparable GAAP financial measure, net income (loss):

(in thousands)	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
GAAP net income (loss)	$9,546	$7,312	$124	$(42,989)
Income tax expense (benefit)	3,632	4,676	(11,895)	(26,239)
Amortization of inventory step-up(1)	—	—	—	30,377
Interest expense(2)	8,638	14,526	27,495	43,850
Depreciation and amortization	11,056	10,438	33,102	31,777
Non-GAAP EBITDA	$32,872	$36,952	$48,826	$36,776

———————————————————————————————

(1)	The amortization of inventory step-up related to the acquisition of AgroFresh was charged to income based on the pace of inventory usage.

(2)	Interest on the term loan and accretion for debt discounts, debt issuance costs and contingent consideration.

Liquidity and Capital Resources

Cash Flow

(in thousands)	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net cash provided by (used in) operating activities	14,919	(5,123)
Net cash (used in) investing activities	(6,232)	(5,441)
Net cash (used in) financing activities	(12,125)	(4,676)

Cash provided by (used in) operating activities was $14.9 million for the nine months ended September 30, 2017, as compared to $(5.1) million for the nine months ended September 30, 2016. In 2017, net income before non-cash depreciation and amortization and changes in fair value of contingent consideration (including accretion) was $38.1 million. Other non-cash charges included stock-based compensation on equity-classified awards of $1.3 million, $1.8 million of deferred financing costs, a $16.4 million increase in the net deferred tax asset, and other non-cash items of $0.7 million. Additionally, the change in net operating assets was $(10.5) million in 2017. For the nine months ended September 30, 2016, net income before non-cash depreciation and amortization, amortization of inventory step-up, and changes in the fair value of contingent consideration (including accretion) was $37.1 million. Other non-cash charges included stock-based compensation on equity-classified awards of $2.9 million, a $24.9 million increase in the net deferred tax asset, and other non-cash items of $2.6 million. Additionally, the change in net operating assets was $(22.8) million for the nine months ended September 30, 2016.
Cash (used in) investing activities was $(6.2) million for the nine months ended September 30, 2017, as compared to $(5.4) million for the nine months ended September 30, 2016. Cash used in investing activities in 2017 was for the purchase of fixed assets and leasehold improvements of $(5.3) million, and technology investments of $(1.1) million. Cash used in 2016 was for the purchase of fixed assets and leasehold improvements, of $(5.4) million.

Cash (used in) financing activities was $(12.1) million for the nine months ended September 30, 2017, as compared to $(4.7) million for the nine months ended September 30, 2016. Cash used in financing activities in 2017 was for the repayment of debt in the amount of $(2.1) million and the $(10.0) million payment related to the Dow liabilities settlement. Cash used in 2016 was for the repayment of debt in the amount of $(3.2) million and the purchase of treasury stock in the amount of $(1.5) million.

Liquidity

Since the consummation of the Business Combination, we have financed our operations primarily through the sale of stock, debt financings, and sales of our products and services. At September 30, 2017, we had $75.4 million of cash and cash equivalents, compared to $77.3 million at December 31, 2016.

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

Term Loan

On July 31, 2015, certain of our subsidiaries entered into a Credit Agreement with Bank of Montreal, as administrative agent (the “Credit Facility”). The Credit Facility consists of a $425 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a $25 million revolving loan facility (the “Revolving Loan”). The Revolving Loan includes a $10.0 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of September 30, 2017, the Company had issued $0.5 million of letters of credit, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan has a scheduled maturity date of July 31, 2019. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75%, or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries and (b) AF Solutions Holdings LLC, including the common stock of AgroFresh Inc.

The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to Rohm and Haas in connection with the Business Combination. Amounts available under the Revolving Loan may also be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Facility.

As of the Closing Date the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The accretion in interest expense during the three and nine months ended September 30, 2017 was approximately $0.6 million and $1.8 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than detailed below. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk for changes in interest rates relates primarily to our Term Loan and Revolving Loan. We have not used derivative financial instruments in our investment portfolio. The Term Loan and Revolving Loan bear interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. Holding debt levels constant, a 100 basis point increase in the effective interest rates would have increased the Company’s interest expense by $3.1 million for the nine months ended September 30, 2017.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be quantified by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by our operations in the first nine months of 2017, revenues would have decreased by approximately $8.0 million and EBITDA would have decreased by approximately $4.8 million for the nine months ended September 30, 2017.

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

Changes in Internal Controls

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 2, 2017, the Company’s Board of Directors amended Section 2.5(d) of the Company’s Amended and Restated Bylaws (the “Bylaws”) to implement a majority voting standard in uncontested director elections, which amendment became effective immediately. Under the amended provision, in a contested election, directors will continue to be elected by a plurality of the shares represented in person or by proxy at any such meeting and entitled to vote on the election of directors.

The foregoing description of the amendment to the Bylaws does not purport to be complete, and is qualified in its entirety by reference to the full text of the amendment to the Bylaws, a copy of which is filed as Exhibit 3.6 to this Report and incorporated in this Item by reference.

ITEM 6. EXHIBITS

Exhibit No.		Description
3.1	(1)	Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2015.
3.2	(4)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation.
3.3	(1)	Series A Certificate of Designation.
3.4	(2)	Amended and Restated Bylaws.
3.5	(3)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of September 3, 2015.
3.6	*	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of November 2, 2017.
4.1	(1)	Specimen Common Stock Certificate.
4.2	(1)	Specimen Warrant Certificate.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

———————————————————————————————

*	Filed herewith.

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on August 6, 2015.

(2)	Incorporated by reference to Annex A to the Company’s definitive proxy statement (File No. 001-36197) filed with the Securities and Exchange Commission on July 16, 2015.

(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 10, 2015.

(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on June 7, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AgroFresh Solutions, Inc.
Date:	November 9, 2017

/s/ Jordi Ferre
By:	Jordi Ferre
Title:	Chief Executive Officer

/s/ Katherine Harper
By:	Katherine Harper
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
3.1	(1)	Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2015.
3.2	(4)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation.
3.3	(1)	Series A Certificate of Designation.
3.4	(2)	Amended and Restated Bylaws.
3.5	(3)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of September 3, 2015.
3.6	*	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of November 2, 2017.
4.1	(1)	Specimen Common Stock Certificate.
4.2	(1)	Specimen Warrant Certificate.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

———————————————————————————————

*	Filed herewith.

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on August 6, 2015.

(2)	Incorporated by reference to Annex A to the Company’s definitive proxy statement (File No. 001-36197) filed with the Securities and Exchange Commission on July 16, 2015.

(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 10, 2015.

(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on June 7, 2017.