Form 10-K
period 2017-12-31
AgroFresh Solutions, Inc.
filed 2018-03-22
CIK 1592016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  ☐  Yes ☒  No
     As of June 30, 2017, the aggregate market value of the common stock held by nonaffiliates of the registrant, based on the $7.81 closing price of the registrant’s common stock as reported on the NASDAQ Stock Market on that date, was approximately $170 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
The number of shares of the registrant’s common stock outstanding as of March 9, 2018 was 50,903,047.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this annual report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2018, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

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

PART I

ITEM 1. BUSINESS

Overview

AgroFresh Solutions, Inc. (the “Company”, “AgroFresh”, “we”, “us” or “our) is a global leader in delivering innovative food preservation and waste reduction solutions for fresh produce. The Company is empowering the food industry with Smarter FreshnessTM, a range of integrated solutions designed to help growers, packers and retailers improve produce freshness and quality while reducing waste. AgroFresh’s solutions range from pre-harvest with HarvistaTM and LandSpringTM to its marquee SmartFreshTM Quality System, which includes SmartFreshTM, AdvanStoreTM and ActiMistTM, working together to maintain the quality of stored produce. AgroFresh has a controlling interest in Tecnidex Fruit Protection, S.A.U. (“Tecnidex”), a leading provider of post-harvest fungicides, waxes and biocides for the citrus market. Additionally, the company’s initial retail solution, RipeLockTM, optimizes banana ripening for the benefit of retailers and consumers. AgroFresh has key products registered in over 45 countries, supports approximately 3,700 direct customers and services over 25,000 storage rooms globally.

AgroFresh uses proprietary technology to regulate the ripening effects of ethylene, the naturally occurring plant hormone that triggers ripening in certain fruits and vegetables. Our portfolio of products, that span the supply chain of fresh produce, from orchard to retail shelves, differentiates us compared to other companies that have more narrow product offerings. The active ingredient of several of our products, 1-Methylcyclopropene ("1-MCP"), blocks the effects of ethylene. All of AgroFresh’s 1-MCP products are naturally biodegradable and leaves no detectable residue, which has significant consumer appeal.

We believe that SmartFresh our current principal product preserves the texture, firmness, taste, and appearance of produce during storage, transportation, and retail display. SmartFresh allows growers and packers to deliver “just harvested” freshness on a year-round basis, and enables retailers to increase customer satisfaction with fresh, high quality produce. An integral part of the SmartFresh sales process is a direct service model providing customers with on-site applications of SmartFresh at their storage facilities together with value-added advisory services.

AgroFresh has two solutions for the pre-harvest market. Our Harvista™ technology is used in pre-harvest management of pome fruit, such as apples and pears. Just as we believe SmartFresh revolutionized post-harvest apple storage, we believe Harvista can have a similar impact in the orchard. Harvista slows ripening (starch conversion), reduces fruit drop, and holds fruit on the tree longer to promote better color and fruit size, thereby bringing new benefits to the grower and the retailer. It also extends the harvest window to allow growers maximum flexibility in harvest timing while providing peace of mind. LandSpring is a plant-growth regulator ("PGR") for pre-transplant use on seedlings to help them withstand transplanting and other stresses encountered in the field. 2017 was the first year of sales for LandSpring and it received positive reaction from key launch customers.

Our range of solutions for packers and distributors includes innovative storage monitoring systems, StorEdge and AdvanStore, as well as a new delivery system for fungicides, ActiMist. StorEdge and AdvanStore provide customers insights into their storage rooms to help them better manage their storage inventory. Through its novel thermofogging application, ActiMist introduces a better and more efficient way to apply fungicides to stored apples that saves customers money and reduces the complexity of their fungicide protocols. Tecnidex broadens our portfolio of products to post-harvest fungicides, waxes, and biocides, primarily for the citrus market.

RipeLock, a solution designed to improve the quality and consumer appeal of bananas, combines proprietary modified atmosphere packaging and 1-MCP. RipeLock is sold to retailers and enables them to offer consumers bananas that are in better condition and hold the consumer-preferred color longer, reducing shrink and increasing sales. AgroFresh also has a commercial agreement with Food Freshness Technology Holdings Limited ("FFT") that permits us to offer retailers their It’s Fresh!TM ethylene absorbing filters, another novel technology to preserve the freshness of produce at retail.

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

In December 2017, AgroFresh acquired a controlling interest in Tecnidex, a leading provider of post-harvest fungicides, waxes, and biocides for the citrus market. With this acquisition, AgroFresh expanded its industry-leading post-harvest presence into additional crops, and increased its penetration of the produce market in southern Europe, Latin America and Africa.

For over 35 years, Tecnidex has been helping fruit and vegetable producers offer clean, safe and high-quality products to customers in 18 countries. Through its portfolio of post-harvest products, technology, consulting, and after-sale services, Tecnidex improves the quality and value of its clients’ fruit and vegetables while respecting the environment. Tecnidex is based in Valencia, Spain.

In December of 2017, AgroFresh invested approximately $10 million for an approximate 15% ownership stake in and entered into a commercial agreement with FFT, provider of the award-winning It’s Fresh! ethylene removal filters in North America, Europe, the Middle East and Africa (“EMEA”) and Latin America. The proprietary active ingredient of It’s Fresh! has been found to be 100 times more powerful than any other ethylene-absorbing substances, providing a powerful tool to preserve food freshness. We expect It’s Fresh! to complement the RipeLockTM Quality System, our retail solution for extending the freshness of bananas. Through our commercial agreement with FFT, AgroFresh will market It’s Fresh! for high value crops such as berries, stone fruit, avocadoes, tomatoes and cherries, and open up new opportunities to address food waste in retail. FFT’s filters create a protective "Freshasphere"TM around fruit and vegetables to significantly improve their quality, reduce waste and increase sales. Although both companies will continue to operate independently, a key goal of the mutual collaboration is to increase penetration of each company’s respective technology at leading retailers. Where FFT has developed strong retailer relationships, it will serve as a sales agent for AgroFresh’s RipeLock program and AgroFresh will perform the same role for FFT’s It’s Fresh!TM filters with AgroFresh’s retail partners.

We are subject to extensive national, state and local government regulations. We have completed more than 400 comprehensive international health and environmental tests that have shown the AgroFresh family of products, including SmartFresh and Harvista to be safe for consumers, workers, and the environment. 1-MCP, the active ingredient in the AgroFresh products is metabolized by the natural processes in fruits and leaves no residue. The AgroFresh products have been approved by over 50 authorities including the U.S. Environmental Protection Agency and the European Commission.

Competitive Strengths

We believe that the following strengths differentiate us from our competitors and serve as the foundation for our continued growth:

Global Agricultural Innovator with Proprietary Technical Know-How and Solutions. We are an agricultural innovator with operations in over 45 countries. Our scientists and research staff are leaders in the field of post-harvest physiology. Since the launch of SmartFresh in 2002, we have developed an extensive and exclusive database on produce physiology and preferences of our approximately 3,700 customers. Using this extensive proprietary technical expertise, AgroFresh provides a range of integrated solutions. SmartFresh delivers a step-change in storage solutions for apples and pears, allowing for significantly less waste and greater productivity, as well as a constant supply of high quality fruit throughout the year. We believe Harvista has the potential to significantly impact the pre-harvest stage, allowing apple and pear growers to better manage their harvest, reduce waste and improve fruit quality. With StorEdge and AdvanStore, we expect to be able to provide packers unparalleled information about the condition of their fruit while in cold storage using novel monitoring technologies. The introduction of ActiMist, a fungicide platform delivered via thermofogging offers a more efficient and quicker application of fungicides in storage rooms, simplifying operations and reducing complexity. The combination of Harvista, SmartFresh, ActiMist, StorEdge and AdvanStore offers apple and pear growers a unique solution to improve the results they are able to deliver to their customers. LandSpring is an additional pre-harvest technology that benefits seedling growers by making the seedlings less sensitive to stresses such as heat, cold and flooding. RipeLock is an innovative fruit quality management system for bananas, offering flexibility and consistency to growers, ripeners and retailers to deliver bananas at a ripeness preferred by consumers. We believe that our storage solutions and portfolio of pre- and post-harvest services are well positioned to help address customer needs. The acquisition of a controlling interest in Tecnidex and the investment in FFT reflect our ability to expand beyond 1-MCP solutions and develop additional sources of revenue through a variety of crops.

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

Unique Business Model with Sustainable Competitive Strengths. AgroFresh’s direct service model comprises not only product applications but also “mission critical” advisory services. We have established a global footprint with operations in over 45 countries, allowing us to make over 38,000 monitored applications of SmartFresh in 2017. We currently have approximately 40 employees in research and development working in seven AgroFresh locations around the world and at numerous research institutes and customer sites. This infrastructure investment has allowed us, over the past decade, to amass a proprietary database of technical data regarding the effective use of SmartFresh with a wide range of apple varieties in variable conditions. Our advisory services utilize this information to assist customers in maximizing the profitability of their operations. We believe that our direct service model, extensive technical know-how, and brand loyalty will continue to sustain our competitive strengths. The credibility and trust this business model has created positions AgroFresh well to provide existing and new customers with other solutions such as storage monitoring and fungicides.

Multiple Drivers of Future Growth. The market penetration of apples treated with SmartFresh outside the U.S. has been growing but has not yet reached the levels achieved in the U.S. We are increasing our sales and marketing efforts in non-U.S. regions to seek to capture these penetration opportunities and are working to increase the use of SmartFresh on other crops, including pears, kiwifruit, plums, and bananas. Harvista extends our proprietary technology into pre-harvest management of apples and pears. Harvista is undergoing an expanded commercial launch in the U.S. We also currently sell Harvista in Turkey, Argentina and Israel, and plan further launches in South Africa and Chile soon. In addition, we are investing in and launching new solutions that we anticipate will drive continued business growth. LandSpring is another pre-harvest application approved for use on tomato and pepper seedlings and 14 other crops. It is applied to seedlings prior to transplant from the plant house to the field because transplanting is a stress event that causes the plant to produce ethylene. LandSpring blocks the negative effects of ethylene and allows for increased plant vigor including better root establishment, development of greater leaf surface, and less susceptibility to disease which all can lead to better yields. StorEdge and AdvanStore offer atmospheric monitoring that storage operators are not capable of achieving with existing controlled atmosphere (“CA”) technology. This advanced monitoring system is being developed with our extensive understanding of fruit physiology, fruit respiration, current CA technology, and new proprietary diagnostic tools for measuring fruit volatiles and is designed to provide solutions to customers to help them protect the value of their crops. ActiMist is a platform for delivering fungicides in the storage rooms via thermofogging which enable packhouses to get their storage rooms to desired conditions faster and with less complexity. RipeLock combines 1-MCP with modified atmosphere packaging designed specifically for preserving the quality of bananas during transportation and extending their yellow shelf life for retailers and consumers.

High Customer Touch and Retention. Our personnel interact with our customers face to face throughout the year to address all aspects of post-harvest operations and a variety of customer specific issues to improve the economics of growers and packers. We believe that this, in turn, has produced a high level of customer retention and trust in our products and services.

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

Industry Overview

Food Preservation and Freshness

According to the FAO, over 1.3 billion tons of food, or approximately one third of the total food produced worldwide, is lost to spoilage or waste each year, including food valued at an estimated $48.3 billion in the U.S. alone. An October 2013 TESCO Consumer Study found that nearly 45% of all fresh fruits and vegetables, including 40% of apples and 20% of bananas, are lost to spoilage. Loss or waste along the food supply chain has a variety of causes, including degradation of fresh produce during storage and transportation.

Food waste is a major economic cost for retailers. A large percentage of food waste at the retail level is based on qualitative factors related to consumer perception of freshness. A consumer survey conducted by Oliver Wyman and Ipsos Interactive in the U.S. in 2007 indicated that freshness is the most important driver of customer satisfaction with a store’s produce department.

Pre-Harvest Treatments

Pre-harvest treatments commonly used to increase the value of crops and reduce pre-harvest losses include the use of
“plant growth regulators” (“PGRs”). PGRs influence the rate of growth or development of crops or affect their reaction to stress events such as harsh weather. PGRs interact with the biochemical make-up of the plant and work by mimicking or blocking the production of naturally occurring plant hormones, like ethylene. Blocking the production of ethylene allows a grower to slow down the maturation of fruit to achieve better control over the timing of harvest. PGRs have a range of effectiveness depending on factors such as environmental conditions and the timing of application

Post-Harvest Treatments

Post-harvest treatments to maximize quality and reduce loss include treatments to manage the effects of ethylene and to prevent microbial contamination. Naturally occurring ethylene triggers the acceleration of ripening in certain crops which results in a reduction of post-harvest life.

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

Our Business

We are an agricultural innovator in proprietary advanced technologies that enhance the freshness, quality, and value of fresh produce. We currently offer SmartFresh applications at customer sites predominately through a direct service model utilizing third-party contractors. We also provide advisory services based on our extensive knowledge on the use of 1-MCP collected through thousands of monitored applications done as a part of the service model. We operate in over 45 countries and derive the majority of our revenue working with customers to protect the value of apples, pears and other produce during storage. We also offer Harvista pre-harvest technology in the U.S, Argentina, Turkey, Israel, Chile and South Africa. LandSpring, an additional pre-harvest technology for seedlings, is being marketed primarily in the U.S. RipeLock, an innovative quality management system is being marketed in the U.S., Europe and Australia. ActiMist, a platform of foggable fungicides was launched in the U.S. and is being expanded into other countries subject to regulatory approval. Line extensions and new services are planned for introduction to seek to strengthen our global position in post-harvest storage and to capitalize on adjacent growth opportunities in pre-harvest markets.

Tecnidex’s business, focused on citrus, is mainly concentrated in southern Europe and North Africa and expands our product offering into other types of fungicides, as well as waxes and coatings.

1-MCP, the active ingredient in SmartFresh, LandSpring, Harvista and RipeLock, is an ethylene action inhibitor with a proven ability to maintain freshness and extend the shelf life of certain fresh produce. The 1-MCP molecule is structurally similar to ethylene, a naturally occurring plant hormone that occurs in certain fruits and vegetables. Ethylene helps produce grow and ripen, but eventually causes over-ripening and spoilage. 1-MCP works by blocking the ethylene receptors in plant cells, which temporarily delays the ripening process, enabling the produce to better maintain the qualities associated with freshness.

Today, two types of SmartFresh formulations are used to deliver 1-MCP into store rooms, powder and tablets. In a typical SmartFresh powder application, an AgroFresh service provider mixes a pouch of water-soluble powder with water in a SmartFresh generator and activates the generator to release the gaseous form of 1-MCP in the sealed storeroom. When using tablets, a service provider adds the tablets into a prepackaged formulated solution, the tablets dissolve in the solution and the gaseous form of 1-MCP is released in the storeroom. The gas released by either process interacts with the stored fruit, and firmly binds to the fruit’s ethylene receptor sites.

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

SmartFresh Value Proposition

The value of SmartFresh with any crop is determined by both the biological efficacy with that crop and the utility value the application delivers to the customer. The biological efficacy with apples is high; apples are sensitive to ethylene and SmartFresh is effective at delaying ripening. In addition, SmartFresh brings high utility value by helping to keep apples fresh year-round despite their limited harvest window. This has resulted in the widespread adoption of SmartFresh by apple growers and packers throughout the world. The cost of SmartFresh translates into less than one cent per pound of apples, which is small relative to both the value of the crop and the importance of maintaining the quality of that crop during storage. The use of SmartFresh gives growers and packers the ability to store apples from one season to the next without losing their just picked quality characteristics.

Beneficial effects of SmartFresh have been proven across numerous apple varieties throughout the world. SmartFresh is also effective with other crops, including pears, kiwifruit, plums, persimmons, avocados, and flowers, the latter marketed under the EthylBloc brand name and various private label brands.

SmartFresh Service Model

We believe that we have developed deep, trusted relationships with our customers by combining our effective SmartFresh product with application expertise and trusted advisory services. Over the past decade we have amassed a valuable proprietary database of technical information on the best practices for the effective use of SmartFresh on a wide range of apple and pear varieties. The advisory services component utilizes this information to help maximize the profitability of our customers’ operations.

Seasonality

Our business is highly seasonal, driven by the timing of harvests in the northern and southern hemispheres. The first half of the year is when the southern hemisphere harvest occurs and the second half of the year is when the northern hemisphere harvest occurs. Since the northern hemisphere harvest is typically larger, a significant portion of our sales are historically generated in the second half of the year. In addition to this seasonality, factors such as weather patterns may impact the timing of the harvest within the two halves of the year.

Our Other Products

Harvista

Harvista is a pre-harvest management product that brings ethylene management into orchards and fields. Our Harvista product line includes several proprietary 1-MCP formulations that are specifically designed to keep fruit on the tree longer, which allows more color and size development and reduces fruit stress.

Harvista provides flexibility for fruit harvesters when it is needed the most - within a few days before harvest or when bad weather strikes. Additionally, application prior to, or following, a stress event such as bad weather helps to reduce the incidence of fruit drop or other adverse reactions triggered by these events, which can lower crop yields and cause significant economic loss. We believe the flexibility to apply treatment close to harvest provides growers using Harvista with valuable harvest management benefits compared to competing solutions using older technology that require applications well in advance of harvest.

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

We offer Harvista for apples and pears through a pre-scheduled application service including aerial and/or ground applications. Typically, our technical staff designs the protocol in consultation with the customer, and third-party service providers make the applications. We have also implemented a program to allow customers to make their own applications through AgroFresh-owned sprayers or using kits to modify the customers' own sprayers. This gives orchard operators flexibility to manage the application timing to meet orchard conditions.

Harvista is currently available in the U.S., Turkey, Argentina, Israel, Chile, and South Africa, and the Company is currently compiling data for registrations in ten more countries, which are expected to be granted on a country by country basis over the next five years. In 2017, we received regulatory approval to apply Harvista to cherries. Additional registrations and label expansions are expected to be pursued as new formulations and/or crop concepts are validated.

StorEdge & AdvanStore

Our StorEdge and AdvanStore platforms are useful in monitoring the condition of produce during storage. StorEdge provides confirmation, within days that a SmartFresh application was completed successfully and provides additional data about storage room conditions the customers can use to identify issues. The AdvanStore offering includes on-going monitoring, analytics and feedback to enable the customer to more optimally manage the condition of the stored commodity and receive early notice of conditions present in the room that may be detrimental to the quality of the produce. Through internal innovation, use of sophisticated analysis and external alliances, the AdvanStore platform reflects our strategy to provide proprietary complete storage solutions to customers by leveraging our extensive knowledge of fruit physiology.

RipeLock

RipeLock is an innovative fruit quality management system specifically designed for the banana industry. The patented RipeLock system combines a specially-engineered, micro-perforated form of Modified Atmosphere Packaging (“MAP”) and our proprietary 1-MCP formulation. The combination of MAP with 1-MCP provides greater control over the ripening progression of bananas during shipping, distribution, and display. We believe that bananas handled with RipeLock technology retain their bright-yellow color, firm texture, fresh taste, and appealing look for significantly longer than untreated bananas. As a result, RipeLock maximizes the marketable “yellow life” of the fruit, providing economic benefits to brand owners and retailers. Commercial launch of RipeLock began in 2015, and it is now generating revenue among ripeners, food service companies and retailers in the U.S., Europe and Central/Latin America.

LandSpring

LandSpring technology is a PGR for use on seedlings to help them withstand transplanting and other stresses encountered in the field. LandSpring’s active ingredient, 1-MCP, prevents the ethylene signals that would prompt a stress event in the seedling and reduce growth. Among the number of protective benefits, this technology makes seedlings less sensitive to stresses such as heat, cold, UV radiation, drought, flooding and salinity that often occur after planting. When applied before transplanting, LandSpring results in greater plant vigor and a healthier crop that is better able to withstand adverse environmental conditions and give growers the opportunity to increase yield.

Growth Strategy

Our mission is to provide technology, service and support targeted at preserving the quality, freshness and value of produce, through the value chain, worldwide. We have a high touch, asset light, technology driven solutions philosophy. We intend to pursue profitable growth by building on our current capabilities and competencies, expanding into adjacent markets and pursuing related, accretive acquisitions.

Our focus is to:

•
Strengthen our brand awareness and loyalty through customer relationship programs, intellectual property protection and year-round customer engagement. AgroFresh believes this focus, building on its philosophy of customer intimacy and its sustainable competitive advantages, will allow it to secure and grow its current business.

•
Further penetrate short term cold storage opportunities in all regions. AgroFresh currently provides its offering to over 80% of U.S. apples stored beyond 30 days. This percentage is much lower in Latin America, Asia Pacific and Europe.

Penetration is typically driven by the pace of registrations, which were earliest in the U.S., and AgroFresh sees these other geographies presenting further opportunities for growth moving forward, as well as shorter term apple storage opportunities in all regions with existing customers.

•
Extend to other produce, including bananas, pears, and other crops that have the ethylene physiology which responds positively to 1-MCP. One example is RipeLock for bananas. AgroFresh believes it will be able to provide a measurable extension of “yellow life” as well as prevent disorders like split-peel, both of which are highly desired value drivers throughout the supply chain, especially at retail and consumer levels where consistent quality is expected to increase sales.

•
Expand into other segments such as pre-harvest fruit quality management, fungal and microbial control solutions, diagnostics and storage management solutions. Solutions developed in-house include Harvista, LandSpring, ActiMist and AdvanStore.

•
Diversify and grow via alliances and accretive acquisitions, building on our numerous core competencies. AgroFresh anticipates proactively pursuing these opportunities. Our acquisition of a controlling interest in Tecnidex is one such example facilitating our expansion into fungicides, biocides, waxes and coatings. In addition, we expect our agreement with FFT to complement RipeLock by bringing a new type of freshness solution to the same retailers we are engaging.

Operations

We operate in more than 45 countries around the world. Currently, we use a single third-party manufacturer (and have a second supplier qualified), under a long-term contract that includes strong confidentiality obligations, to manufacture our key active ingredient, 1-MCP, and several other third parties, primarily to manufacture formulated products and provide product packaging services. We have no owned manufacturing facilities or manufacturing personnel.

We use a high-touch service model for our commercially available products including SmartFresh and Harvista. Sales and sales support personnel maintain direct relationships with customers year-round, which our technical sales and support personnel work directly with customers to provide value-added advisory services regarding the application of SmartFresh and Harvista. The actual application of SmartFresh and Harvista is performed by service providers that are typically third-party contractors. In addition to providing Harvista full service at customer orchards in 2017, we provide retrofit kits to customers to allow them to use their own sprayers to make applications themselves.

We have a dedicated customer service organization responsible for fulfilling customer-related requirements as well as coordinating all services being delivered by our service providers. During the harvest season, temporary third-party resources are added to the customer service organization to support the high volume of transactions and activities.

Marketing and Sales

Our success depends on our ability to attract and develop the talent to effectively implement our strategy. AgroFresh changed its organizational structure and leadership team to support its strategic growth and diversification objectives. The goal of the organizational change is to consolidate the Company’s core business units under a global general manager while adding leadership and focus to accelerate new business development activities. Over the past year, we have been strengthening and deepening our management organization. We have hired a vice president and global general manager to lead our post-harvest offerings and a director of global retail solutions to lead the RipeLock commercial opportunities.

The Company’s core post-harvest business includes SmartFresh, ActiMist, StorEdge and AdvanStore, all designed to strengthen the company’s leadership in the post-harvest space. There is one global general manager with separate regional leads for North America, EMEA, Latin America and APAC.

The 2017 acquisition of Tecnidex was managed as a separate business unit and integration is well under way in 2018.

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

No single customer accounted for more than 10% of net sales in 2017, 2016, or 2015.

Competition

The market for post-harvest solutions is fragmented with various regional suppliers or products. The market for the use of 1-MCP is evolving and we expect to continue to face growing competition as our key patent expires. We compete with other pre- and post-harvest crop preservation providers that have similar product claims and offer potential functional substitutes for our products. Current competitors include: dynamic controlled atmosphere storage companies, including Harvest Watch; Janssen Pharmaceutical and Pace International; and 1-MCP generic sellers such as AgroBest, Fitomag and several Chinese companies. ReTainTM is used pre-harvest for extending the harvest season across all regions with the exception of the European Union. We believe that the principal factors of competition in our industry include reputation, product quality, customer service and intimacy, product innovation, technical service and value creation. We believe that we compete favorably with competitors on the basis of these and other factors. See the subsection titled “Competitive Strengths” above.

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

We obtained an exclusive license from North Carolina State University under the Sisler patent (U.S. 5,518,988) for the use of 1-MCP to delay ripening of fruit and flowers. This patent has expired in the United States and Europe and continues only in Japan until May of 2020. We also acquired the Daly patent (U.S. 6,017,849) for the encapsulation complex of 1-MCP and alpha-cyclodextrin, used as the foundational component in SmartFresh and Harvista. Depending on the country, SmartFresh is currently protected by a patent for the encapsulation complex through 2018 or 2019. We have also generated an impressive portfolio of intellectual property with over 30 patents granted in at least one country (pending in other countries) covering 1-MCP and next generation technologies, most of which do not expire until 2025 or beyond. RipeLock and Harvista formulations are patent protected through at least 2027.

Regulation and Compliance

We are subject to extensive national, state and local government regulation, and we have an internal regulatory team that leverages a global network of highly-experienced regulatory consultants. Through this network, we have successfully obtained registrations for SmartFresh, Harvista, RipeLock, and LandSpring in every country where the review process has been completed, and the registration process for Harvista continues in many additional countries. We have completed more than 400 comprehensive international health and environmental tests that have shown the AgroFresh family of products, including SmartFresh and Harvista are safe for consumers, workers, and the environment. 1-MCP, the active ingredient in the AgroFresh products, is metabolized by the natural processes in apples and other fruits and leaves no residue. The products have been approved by over 50 authorities including the U.S. Environmental Protection Agency and the European Commission. We do not anticipate any significant problems in obtaining future required licenses, permits or approvals that are necessary to expand our business.

For a discussion of the various risks we may face from regulation and compliance matters, see “Risk Factors” in Item 1A of this report.

Employees

As of December 31, 2017, we had approximately 284 employees. None of our employees in North America are members of a union or subject to the terms of a collective bargaining agreement. In certain other countries where we operate (including Brazil, France, Germany, Italy, Netherlands and Spain), employees are members of unions or are represented by works councils. In addition, certain of our activities have been performed historically by seasonal and part-time third-party contingent staff.

Geographic Information

Please see Note 16 to the audited consolidated and combined financial statements for geographic sales information.

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

ITEM 1A. RISK FACTORS

Ownership of our securities involves a high degree of risk. Holders of our securities should carefully consider the following risk factors and the other information contained in this report, including our historical financial statements and related notes included herein. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or businesses in general, may also impair our business or operations. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results could be adversely affected in a material way. This could cause the trading prices of our securities to decline, perhaps significantly, and you may lose part or all of your investment.

Risks Related to Our Business and Industry

Increased competition in our industry can lead to pricing pressure, reduced margins or the inability of our products and services to achieve market acceptance.

We serve established and knowledgeable customers in the business of growing, storing and handling fresh produce and flowers. Key SmartFresh patents have expired or will expire over the next two years.

Actions by new or existing competitors, including introduction of competing products or services, promotions, combinations with other products or services, or price-cutting may lower our sales or require actions to retain and attract customers which could adversely affect our profitability. Increased competition from existing or new competitors could result in price reductions, increased competition for materials, reduced margins or loss of market share, any of which could materially and adversely affect our business and our operating results and financial condition. For example, during 2017, we decreased our prices to defend market share against increased competition, and may be required to take similar actions in the future.

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

Our business involves complex operations and demands a management team and workforce that is knowledgeable and expert in many areas necessary for our operations. As a company focused on both research and development and customer service in the highly-specialized horticultural pre- and post-harvest fields, we rely on our ability to attract and retain skilled employees, consultants and contractors, including our specialized research and development and sales and service personnel. As of December 31, 2017, we employed approximately 284 full-time employees, of which approximately 199 were members of our research and development and sales and service teams. The departure of a significant number of our highly skilled employees, consultants or contractors or one or more employees who hold key regional management positions could have an adverse impact on our operations, including as a result of customers choosing to follow a regional manager to one of our competitors.

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

Our business is highly dependent on a small number of products, primarily SmartFresh, based on one active ingredient, 1-MCP, applied to a limited number of horticultural products. In 2017, we derived over 85% of our revenue working with customers using SmartFresh to protect the value of apples, pears, and other produce during storage. We expect these applications, products and active ingredients to continue to account for a large percentage of our profits in the near term. Our ability to continue to market and sell products containing this active ingredient in existing and new crop segments is important to our future success.

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

Our net sales and gross profit vary among our products and services, customer groups and geographic markets. This variation will increase as we attempt to increase sales into new geographies and applications, and as we diversify into other crops and introduce new product and service platforms. Net sales and gross profit, therefore, may differ in future periods from historic or current periods. Overall gross profit margins in any given period are dependent in large part on the product, service, customer and geographic mix reflected in that period’s net sales. Market conditions, competitive pressures, increased material or application costs, regulatory conditions and other factors may result in reductions in revenue or create pressure on the gross profit margins of our business in a given period. Given the nature of our business and expansion plans, the impact of these factors on our business and results of operations will likely vary from period to period and across products, services, applications and geographies. As a result, we may be challenged in our ability to accurately forecast our future operating results.

Acquisitions or investments may not yield the returns expected, which, in turn, could adversely affect our business, financial condition and results of operations.

In December 2017, we completed the acquisition of a controlling interest in Tecnidex Fruit Protection, S.A.U., a leading provider of post-harvest fungicides, waxes and biocides for the citrus market, and we have also made investments in several technologies that we believe are promising. We expect to continue to selectively pursue strategic acquisitions, as well as investments in technologies. Acquisitions present challenges, including geographical coordination, personnel integration and retention of key management personnel, systems integration, the potential disruption of each company’s respective ongoing businesses, possible inconsistencies in standards, controls, procedures, and policies, unanticipated costs of terminating or relocating facilities and operations, unanticipated expenses relating to such integration, contingent obligations, and the reconciliation of corporate cultures. Those operations could divert management’s attention from the business, cause a temporary interruption of or loss of momentum in the business, and adversely affect our results of operations and financial condition. Acquisitions are an important source of new products and active ingredients, technologies, services, customers, geographies and channels to market. The inability to consummate and integrate new acquisitions on advantageous terms could adversely affect our ability to grow and compete effectively.

If Tecnidex, FFT or any technologies we have invested in, or any other acquisitions or investments we may complete, do not meet our expectations for any reason, we may not achieve our forecasted results. There can be no assurance that the pre-acquisition analyses and the diligence we conducted in connection with any acquisition or investment will uncover all material issues that may be present in a particular target business or investment, or that factors outside of the target business or investment and outside of our control will not later arise. In such event, we may be required to subsequently realize restructuring, impairment or other charges that could have a significant adverse effect on our business, financial condition and results of operations.

Furthermore, we might not be able to identify additional suitable acquisition or investment opportunities or obtain necessary financing on acceptable terms and might also spend time and money investigating and negotiating with potential acquisition or investment targets but not complete the transaction.

Conditions in the global economy may adversely affect our net sales, gross profit and financial condition and may result in delays or reductions in our spending that could have a material adverse effect on our business, financial condition and results of operations.

Although demand for fresh horticultural products is somewhat inelastic in developed economies, the fresh produce and flower industries that we sell to can be affected by important changes in supply, market prices, exchange rates and general economic conditions. Delays or reductions in our customers’ purchasing or shifts to lower-cost alternatives that result from tighter economic market conditions would reduce demand for our products and services and could, consequently, have a material adverse effect on our business, financial condition and results of operations.

Our expansion depends on further penetration in existing markets and growth into new geographic markets, products, services and applications.

Our growth depends on our ability to achieve further penetration into existing markets and expand into new geographic markets where there may be little or no knowledge of our brands or service offerings. There are significant differences in fresh produce handling practices from geographic region to region. If we cannot generate further penetration in existing markets or create brand awareness and successfully adapt our sales and distribution practices to new markets, this could have an impact on our ability to generate greater revenue. Expansion into new geographic markets will require us to establish our value proposition for local fresh produce industries and to comply with new regulatory and licensing regimes. Longer registration lead times and a relatively fragmented post-harvest infrastructure in certain jurisdictions could have a material adverse effect on our results of operations and prospects in those markets.

Our growth also depends on our ability to apply current and future technologies to an expanded range of agricultural products. If the adoption of our products and services by growers, packers, and retailers of these agricultural products is slower than anticipated, or if the prices that these customers are willing to pay for our products and services are lower than anticipated, this could negatively impact our ability to increase revenue from current levels.

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

We rely in some jurisdictions on independent distributors to distribute our products and to assist us with the marketing, sale and servicing of certain of our products. For example, we have entered into long-term distribution relationships for our products in China, Russia, Israel, South Korea, Japan and Mexico. As a result, delivery of services and products in these jurisdictions relies on the performance of a small number of contractual counterparties, and in most of these countries we are not directly involved in sales and service provider relationships. We cannot be certain that our distributors will focus adequate resources on selling our products and services or be successful in selling them. Some of our distributors also represent or manufacture other, potentially competing, agrochemical products. If we are unable to establish or maintain successful relationships with our distributors, we will need to further develop our own sales and distribution capabilities, which would be expensive, time-consuming and possibly not as successful in achieving market penetration, which could have a material adverse effect on our results of operations, cash flows or financial condition. In addition, the distribution of our products could be disrupted by a number of factors, including labor issues, failure to meet customer standards, bankruptcy or other financial issues affecting our third-party providers, or other issues affecting any such third party’s ability to meet our distribution requirements. The failure to properly perform by, switch to the competition or loss of, one or more of our distributors could have a material adverse effect on our business, financial condition and results of operations.

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

As key SmartFresh patents have expired or will expire over the next few years, if we are not able to achieve further differentiation of our products and services through patented mixtures, new formulations, new delivery systems, new application methods or other means of obtaining extended patent protection, our inability to prevent competitors from developing and registering similar products could have an adverse effect on our sales of such product. Our patents also may not provide us with any competitive advantage and may be challenged by third parties. Further, our competitors may attempt to design around our patents.

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

We may be unable to prevent third parties from using our intellectual property and other proprietary information without our authorization or from independently developing intellectual property and other proprietary information that is similar to ours, or that has been designed around our patents, particularly in countries other than the United States. The unauthorized use of our intellectual property and other proprietary information by others could reduce or eliminate any competitive advantages we have developed, cause us to lose sales or otherwise harm our business. If it becomes necessary for us to litigate to protect these rights, any proceedings could be burdensome and costly, and we may not prevail. For example, in August 2016, we filed a lawsuit against MirTech, Inc. (“MirTech”), Decco U.S. Post-Harvest, Inc. (“Decco”) and certain related parties in the United States District Court for the District of Delaware. Our complaint alleges, among other things, that MirTech, a former consultant to us, appropriated our confidential information and technology, in violation of agreements between MirTech and us, and that MirTech and Decco are collaborating to infringe on several of our patents. Our complaint seeks, among other relief, declarations that we are the owner of a number of patents filed by MirTech, injunctive relief to stop the infringement of our patents, and monetary damages. Although the Court ruled in June 2017 that we are the owner of the main patent
(U.S. Patent No. 9,394,216) and related technology at issue in the lawsuit, other aspects of that litigation continue.
If we do not ultimately prevail in that or other litigation, our business could be materially adversely affected.

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

Our pre- and post-harvest products are subject to technical review and approval by government authorities in each country where we wish to sell our products. While there is a general international consensus on the data needed in order to evaluate the safety of agrochemical products before they can be placed on the market (as evidenced, for example, by the standards and guidelines issued by the Organization for Economic Co-operation and Development), each country has its own legislative process and specific requirements in order to determine if identified risks are acceptable and can be managed in the local context and may be subject to frequent changes as new data requirements arise in response to scientific developments.

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

Use of our current products is not compatible with “organic” labeling standards in all jurisdictions. As such, an increase in consumer preference for organic produce could negatively affect the demand for our products or services. Similarly, a shift in consumer preferences away from fresh produce in favor of frozen or processed food products, or towards “seasonal” or locally grown produce, could negatively affect the demand for our products or services.

We may be required to pay substantial damages for product liability claims or other legal proceedings.

We may become involved in lawsuits concerning crop damage and product inefficacy claims, in addition to intellectual property infringement disputes, claims by employees, former employees or contingent staff, and general commercial disputes. Our insurance may not apply to or fully cover any liabilities we incur as a result of these lawsuits.

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

Currently, we operate, or others operate on our behalf, in more than 45 countries, in addition to our operations in the United States. We expect sales from international markets to represent an increasing portion of our net sales, and our acquisition of a controlling interest in Tecnidex increased our operations outside of the United States. Accordingly, our business is subject to risks related to the different legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in our international operations include, in addition to other risks discussed in this section, the following:

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

•
our results of operations could be affected by political or economic instability on a country-specific or global level from various causes, including the possibility of hyperinflationary conditions, natural disasters and terrorist activities and the response to such conditions and events;

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

Our traditional service model relies on short-term and long-term contracts with a large number of service providers who apply our products in most jurisdictions for our customers. Service providers’ investment in the equipment necessary to provide services to customers is also minimal. As a result, service providers with short-term contracts could cease providing services for us or provide services for a competitor upon relatively short notice. If multiple service providers or a material service provider elected not to provide services on our behalf, our business, financial condition and results of operations could be adversely affected.

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

The failure to collect outstanding receivables could have an adverse impact on our business, financial condition and results of operations. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then we might be required to make additional allowances, which would adversely affect our results of operations in the period in which the determination or allowance was made. Bad debt write offs were less than 0.5% of revenues in each of 2017, 2016, and 2015.

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

No single customer accounted for more than 10% of our consolidated net sales in 2017, 2016, or 2015. At December 31, 2017, December 31, 2016, and December 31, 2015, no individual customer accounted for greater than 10% of our consolidated accounts receivable balance.

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

Our operations rely heavily on information systems for management of our supply chain, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our StorEdge and AdvanStore product offerings rely particularly heavily on information systems for monitoring, data collection and analysis. Our operations depend upon our ability to protect our computer equipment and systems, which, in the case of StorEdge and AdvanStore, are not located within our physical control, against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems could result in delays in customer service and reduce efficiency in our operations. Remediation of such problems could result in significant, unplanned capital investments.

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

We have recognized substantial balances of goodwill and identified intangible assets as a result of the Business Combination, and we may record additional goodwill and other intangible assets as a result of any acquisitions we may complete in the future. We are required to test goodwill and any other intangible asset with an indefinite life for possible impairment on the same date each year and on an interim basis if there are indicators of a possible impairment. We are also required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment. As of December 31, 2016, we had fully impaired our recorded goodwill of $62.4 million, recorded an impairment of $9.5 million on trade names and have recorded an impairment of $1.3 million on certain fixed assets. There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and fixed assets. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which we operate or impairment in our financial performance and/or future outlook, the estimated fair value of our long-lived assets decreases, we may determine that one or more of our long-lived assets is impaired. An impairment charge would be determined based on the estimated fair value of the assets and any such impairment charge could have a material adverse effect on our financial condition and results of operations.

Our historical financial information may not be indicative of our future results as an independent company.

Our financial information from 2015 and earlier may not reflect what our results of operations, financial position and cash flows would have been had we been an independent company during the periods presented. This is primarily a result of the following factors:

•
our historical financial information reflects cost allocation for services historically provided by Dow and these allocations are different from the costs we incur for these services as a smaller independent company, including with respect to services provided by Dow under the Transition Services Agreement and other agreements with Dow and its affiliates. In some instances, the costs incurred for these services as a smaller independent company are higher than the share of total Dow expenses assessed to us historically; and

•	our historical financial information does not reflect the debt and related interest expense that we incurred in connection with the Business Combination.

We are required to pay Dow for certain tax benefits we may claim, and these amounts are expected to be material.

Pursuant to the Tax Receivables Agreement we entered into with Dow upon the consummation of the Business Combination, as amended in April 2017 (the “Tax Receivables Agreement”), we are required to pay annually to Dow 50% of the amount of tax savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of the increase in tax basis of our assets resulting from a section 338(h)(10) election that we and Dow made in connection with the Business Combination.

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

As of December 31, 2017, Dow and the Sponsor (and its affiliates) owned approximately 36% and 7%, respectively, of our outstanding common stock. In addition, each of Dow and the Sponsor currently beneficially owns a significant percentage of our outstanding warrants. Because of the degree of concentration of voting power (and the potential for such power to increase upon the purchase of additional stock or the exercise of warrants), your ability to elect members of our board of directors and influence our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends, may be diminished.

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

As of December 31, 2017, there were 50,340,853 shares of our common stock outstanding. Of our issued and outstanding shares that were issued prior to the Business Combination, all are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. Future sales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

At the closing of the Business Combination, we entered in an Investor Rights Agreement (the “Investor Rights Agreement”), pursuant to which Dow, the Sponsor and the other parties thereto are entitled to demand that we register the resale of their securities subject to certain minimum requirements. Stockholders who are party to the Investor Rights Agreement also have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Business Combination. The stockholders who are party to the Investor Rights Agreement were subject to a lockup agreement that, subject to certain limited exceptions, precluded them from selling our securities. That lockup period expired on December 31, 2017.

Upon effectiveness of any registration statement we file pursuant to the Investor Rights Agreement, and following the expiration of the lockup period applicable to the parties to the Investor Rights Agreement, these parties may sell large amounts of our stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in our stock price or putting significant downward pressure on the price of our stock.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future.

Warrants are exercisable for our common stock, which, if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2017, outstanding warrants to purchase an aggregate of 15,983,072 shares of our common stock were exercisable in accordance with the terms of the warrant agreement governing those securities. All of these warrants will expire at 5:00 p.m., New York time, on July 31, 2020, or earlier upon redemption or liquidation. The exercise price of these warrants is $11.50 per share. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, the price and trading volume of our common stock could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If securities or industry analysts do not provide coverage of us, our stock price and trading volume would likely be negatively impacted. If any of the analysts who cover or who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who covers or who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we had total annual gross revenue of $1.17 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock in our initial public offering.

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

If we are unable to maintain effective internal control over financial reporting or effective disclosure controls, this could have a material adverse effect on our business and stock price.

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

In December 2015, we identified a material weakness in our internal control over financial reporting. Although that material weakness was subsequently remediated, our management may be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weakness in internal controls over financial reporting. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease our current headquarter facility in Philadelphia, Pennsylvania, consisting of approximately 15,887 square feet. The lease has a 90 month term commencing in May 2016, with a five-year renewal option and an option for us to terminate the lease after 72 months. We also lease office space in Paris, France, consisting of approximately 7,100 square feet. The lease has a 108 month term commencing in October 2015. We lease a facility in Spring House, Pennsylvania consisting of 14,000 square feet. The lease has a 123 month term commencing in January 2018. We use five primary additional leased locations worldwide to deliver product and technical services: Yakima and Wenatchee, Washington; Curico, Chile; Bologna, Italy; and Lerida, Spain. In addition, the Yakima Service Center is our product distribution center to all geographic regions around the world. Tecnidex occupies a building of five units that make up their headquarters in Valencia, Spain. Tecnidex owns two of these units (consisting of approximately 24,480 square feet) and leases the three remaining units (consisting of approximately 37,245 square feet). One of the leased units has a 60 month term that commenced in October 2015 and the other two leased units have a 120 month lease term that commenced in July 2017.

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

As previously reported, in August 2016, we filed a lawsuit against MirTech, Inc. (“MirTech”), Decco U.S. Post-Harvest, Inc. (“Decco”) and certain related parties in the United States District Court for the District of Delaware. Our complaint alleges, among other things, that MirTech, a former consultant to us, appropriated our confidential information and technology, in violation of agreements between MirTech and us, and that MirTech and Decco are collaborating to infringe on several of our patents. Our complaint seeks, among other relief, declarations that we are the owner of a number of patents filed by MirTech, injunctive relief to stop the infringement of our patents, and monetary damages. The claims in this lawsuit were bifurcated and a bench trial was held in March 2017 on certain of our contract claims., after which the Court ruled in the
Company’s favor and against MirTech. Other matters at issue in the litigation are still pending and scheduled for a jury trial in the Fall of 2019.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock and warrants trade on the Nasdaq Global Select Market under the symbols “AGFS” and “AGFSW,” respectively. Each warrant entitles the holder to purchase one share of our common stock at a price of $11.50 per share, and only whole warrants are exercisable. The warrants will expire on July 31, 2020, unless redeemed earlier.

The following table shows, for the periods indicated, the high and low sales prices per share of our common stock and warrants as reported by Nasdaq:

	Common Stock		Warrants
	High	Low	High	Low
Fiscal year ended December 31, 2017
First Quarter	$4.43	$2.53	$0.31	$0.24
Second Quarter	$7.68	$4.13	$1.04	$0.95
Third Quarter	$9.05	$6.87	$1.25	$1.18
Fourth Quarter	$7.61	$4.94	$0.63	$0.55
Fiscal year ended December 31, 2016
First Quarter	$6.95	$4.21	$1.00	$0.23
Second Quarter	$6.82	$4.37	$0.97	$0.40
Third Quarter	$6.73	$5.07	$0.99	$0.36
Fourth Quarter	$5.47	$1.96	$0.78	$0.05

Holders of Record

On March 9, 2018, there were approximately 85 holders of record of our common stock and 4 holders of record of our warrants. Such numbers do not include beneficial owners holding securities through nominee names.

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

Stock Performance Graph

The following graph compares the cumulative total return (assuming reinvestment of dividends) from February 19, 2014 (the date that we consummated our initial public offering) to December 31, 2017 for (i) our common stock, (ii) the S&P SmallCap 600 Index (the “Index”) and (iii) the S&P 600 Materials Group Index (the “Materials Group Index”). The graph assumes the investment of $100 on February 19, 2014 in each of our common stock, the Index and the stocks comprising the Materials Group Index.

Comparison of Cumulative Total Return Among AgroFresh Solutions Inc., the S&P SmallCap 600 Index, and the S&P SmallCap 600 Materials Index

Total Return To Shareholders
(Includes reinvestment of dividends)

QUARTERLY RETURN PERCENTAGE	Company / Index
Quarter Ended:	AgroFresh Solutions Inc.	S&P SmallCap 600 Index	S&P SmallCap 600 Materials Index
March 31, 2014	0.40	3.81	5.06
June 30, 2014	(2.48)	2.07	3.95
September 30, 2014	(1.03)	(6.73)	(6.82)
December 31, 2014	(0.62)	9.85	(0.78)
March 31, 2015	1.66	3.96	(3.11)
June 30, 2015	27.55	0.19	(4.12)
September 30, 2015	(36.48)	(9.27)	(20.38)
December 31, 2015	(20.28)	3.72	0.53
March 31, 2016	1.11	2.66	2.92
June 30, 2016	(17.03)	3.48	9.40
September 30, 2016	(0.38)	7.20	15.45
December 31, 2016	(49.91)	11.13	19.00
March 31, 2017	64.91	1.06	(1.96)
June 30, 2017	64.30	1.71	0.32
September 30, 2017	(2.09)	5.96	6.23
December 31, 2017	5.26	3.96	5.21

INDEXED RETURNS	Company / Index
Quarter Ended:	AgroFresh Solutions Inc.	S&P SmallCap 600 Index	S&P SmallCap 600 Materials Index
Base Period - February 19, 2014	$100	$100	$100
March 31, 2014	100.40	103.81	105.06
June 30, 2014	97.91	105.96	109.20
September 30, 2014	96.90	98.83	101.75
December 31, 2014	96.30	108.56	100.96
March 31, 2015	97.90	112.86	97.83
June 30, 2015	124.88	113.08	93.80
September 30, 2015	79.32	102.60	74.68
December 31, 2015	63.24	106.42	75.07
March 31, 2016	63.94	109.25	77.27
June 30, 2016	53.05	113.05	84.53
September 30, 2016	52.85	121.19	97.59
December 31, 2016	26.47	134.68	116.13
March 31, 2017	43.66	136.11	113.86
June 30, 2017	71.73	138.44	114.21
September 30, 2017	70.23	146.70	121.33
December 31, 2017	73.93	152.50	127.65

ITEM 6. SELECTED FINANCIAL DATA

As used in this section, the terms “Predecessor” and the “AgroFresh Business” refer to the business conducted by Dow through a combination of wholly-owned subsidiaries and operations of Dow, including through AgroFresh Inc. in the United States, prior to the closing of the Business Combination, the term “Successor” refers to AgroFresh Solutions, Inc. (which was named Boulevard Acquisition Corp. prior to the closing of the Business Combination), and the terms “Company”, “AgroFresh”, “we”, “us” and “our” refer to the combined Predecessor and Successor companies, unless the context otherwise requires or it is otherwise indicated. The application of acquisition accounting for the Business Combination significantly affected certain assets, liabilities, and expenses. As a result, financial information for the twelve months ended December 31, 2017 and December 31, 2016 may not be comparable to the financial information for the seven months ended July 31, 2015 (Predecessor) and the five months ended December 31, 2015 (Successor). Refer to Note 3 to the audited consolidated and combined financial statements contained in this Report for additional information regarding the acquisition accounting for the Business Combination.

The following tables present selected consolidated and combined historical financial data for the Successor and the Predecessor as of the dates and for each of the periods indicated. The selected consolidated historical data for the Successor for the period from inception (August 1, 2015) to December 31, 2015 and the fiscal years ended December 31, 2016 and December 31, 2017 and as of December 31, 2017 and December 31, 2016 has been derived from our audited consolidated financial statements included in this annual report. The selected combined historical data for the Predecessor for the period from January 1, 2015 to July 31, 2015 has been derived from our audited combined financial statements included in this annual report. The selected historical consolidated and combined financial data included below and elsewhere in this annual report are not necessarily indicative of future results and should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this annual report and our audited consolidated and combined financial statements and related notes.

Statements of Income (Loss) Data

	Successor			Predecessor
(amounts in thousands, except per share data)	Year Ended December 31, 2017	Year Ended December 31, 2016	August 1, 2015 To December 31, 2015	January 1, 2015 to July 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net sales	$164,026	$159,669	$111,081	$52,682	$180,508	$158,789
Gross profit	131,371	99,692	19,329	42,052	149,849	129,359
Operating income (loss)	40,783	(36,854)	(10,056)	(3,216)	69,260	52,602
Income (loss) before income taxes	18,983	(98,540)	(33,669)	(3,208)	69,256	52,597
Income tax (benefit) expense	(4,579)	13,020	(19,232)	10,849	41,399	25,141
Net income (loss)	23,562	(111,560)	(14,437)	(14,057)	27,857	27,456
Less: Net income attributable to noncontrolling interests	(91)	—	—	—	—	—
Net income (loss) attributable to AgroFresh Solutions, Inc	23,471	(111,560)	(14,437)	(14,057)	27,857	27,456
Net income (loss) per common share:
Basic	0.47	(2.26)	(0.29)
Diluted	0.47	(2.26)	(0.29)

Balance Sheet Data

	Successor			Predecessor
(amounts in thousands)	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Cash & cash equivalents	$64,533	$77,312	$57,765	$—	$—
Working capital (1)	84,155	73,631	113,086	9,996	18,787
Total assets	983,263	965,844	1,082,674	337,506	358,921
Total debt obligations	410,794	408,246	410,536	—	—
Total AgroFresh stockholders’ equity	407,637	335,145	443,903	234,351	265,328
Noncontrolling Interest	8,443	—	—	—	—
Total equity	416,080	335,145	443,903	234,351	265,328
———————————————————————————————

(1)	Working capital is defined as current assets less current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), the terms “Predecessor” and the “AgroFresh Business” refer to the business conducted by Dow through a combination of wholly-owned subsidiaries and operations of Dow, including through AgroFresh Inc. in the United States, prior to the closing of the Business Combination, the term “Successor” refers to AgroFresh Solutions, Inc. (which was named Boulevard Acquisition Corp. prior to the closing of the Business Combination), and the terms “Company”, “AgroFresh”, “we”, “us” and “our” refer to the combined Predecessor and Successor companies, unless the context otherwise requires or it is otherwise indicated. The application of acquisition accounting for the Business Combination significantly affected certain assets, liabilities, and expenses. As a result, financial information for the twelve months ended December 31, 2017 and December 31, 2016 may not be comparable to the financial information for the seven months ended July 31, 2015 (Predecessor) and the five months ended December 31, 2015 (Successor). Refer to Note 3 to the audited consolidated and combined financial statements contained in this Report for additional information regarding the acquisition accounting for the Business Combination.

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

Business Overview

AgroFresh is a global leader in delivering innovative food preservation and waste reduction solutions for fresh produce. The Company is empowering the food industry with Smarter FreshnessTM, a range of integrated solutions designed to help growers, packers and retailers improve produce freshness and quality while reducing waste. AgroFresh’s solutions range from pre-harvest with HarvistaTM and LandSpringTM to its marquee SmartFreshTM Quality System, which includes SmartFreshTM, AdvanStoreTM and ActiMistTM, working together to maintain the quality of stored produce. AgroFresh has a controlling interest in Tecnidex, a leading provider of post-harvest fungicides, waxes and biocides for the citrus market. Additionally, the company’s initial retail solution, RipeLockTM, optimizes banana ripening for the benefit of retailers and consumers. AgroFresh has key products registered in over 45 countries, supports approximately 3,700 direct customers and services over 25,000 storage rooms globally.

In December 2017, AgroFresh acquired a controlling interest in Tecnidex. With this acquisition, AgroFresh expanded its industry-leading post-harvest presence into additional crops, and increased its penetration of the produce market in southern Europe, Latin America and Africa. For over 35 years, Tecnidex has been helping fruit and vegetable producers offer clean, safe and high-quality products to its regional customers in 18 countries. Through its portfolio of post-harvest products, technology, consulting, and after-sale services, Tecnidex improves the quality and value of its clients’ fruit and vegetables while respecting the environment. Tecnidex is based in Valencia, Spain. Tecnidex further diversifies AgroFresh’s revenue by expanding our ability to provide solutions and service to the citrus industry.

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

AgroFresh’s current principal product, SmartFresh, regulates the post-harvest ripening effects of ethylene, the naturally occurring plant hormone that triggers ripening in certain fruits and vegetables. SmartFresh is naturally biodegradable, leaves no detectable residue, and has been approved for use by many domestic and global regulatory organizations. Harvista extends the Company’s proprietary technology into pre-harvest management of pome fruit such as apples and pears. AdvanStoreTM is an atmospheric monitoring system under development that leverages the Company’s extensive understanding of fruit physiology, fruit respiration, current controlled atmosphere technology, and new proprietary diagnostic tools to provide improved and real-time guidance to producers and packers of fresh produce regarding storage conditions so corrective measures can be made on a more timely basis. RipeLockTM combines the technology behind SmartFresh with modified atmosphere packaging designed specifically to preserve quality during transportation and to extend the yellow shelf life of bananas and other potential fruits. LandSpringTM is an innovative 1-MCP technology targeted to transplanted vegetable seedlings. It is currently registered for use on tomato, peppers, and 14 other crops in the US. It reduces transplant shock, resulting in less seedling mortality and faster crop establishment, which leads to a healthier crop and improved yields.

AgroFresh’s business is highly seasonal, driven by the timing of harvests in the northern and southern hemispheres. The first half of the year is when the southern hemisphere harvest occurs, and the second half of the year is when the northern hemisphere harvest occurs. Since the northern hemisphere harvest of our two core crops of apples and pears is typically larger, a significant portion of our sales and profits are historically generated in the second half of the year. In addition to this seasonality, factors such as weather patterns may impact the timing of the harvest within the two halves of the year.

AgroFresh is a former blank check company that completed its initial public offering on February 19, 2014. Upon the closing of the Business Combination with Dow on July 31, 2015, the Company changed its name to AgroFresh Solutions, Inc. The Company paid Dow cash consideration of $635 million and issued Dow 17.5 million shares of common stock at a deemed value of $12 per share. The transaction included a liability to Dow to deliver a variable number of warrants between the closing and April 2016, which obligation was terminated pursuant to a letter agreement entered into on April 4, 2017. The cash consideration was funded through our initial public offering, a term loan, and a private placement of 4.9 million shares of common stock that yielded $50 million of proceeds. The transaction also had an earn-out feature whereby Dow was entitled to receive a deferred payment of $50 million in March 2018 if AgroFresh achieved a specified average level of Business EBITDA (as defined in the Stock Purchase Agreement related to the Business Combination) over 2016 and 2017. The specified level of Business EBITDA was not achieved and, accordingly, the earn-out feature is no longer payable. In addition, pursuant to a tax receivables agreement entered into in connection with the Business Combination, as amended in April 2017, Dow is entitled to receive 50% of the tax savings, if any, that the Company realizes as a result of the increase in the tax basis of assets acquired pursuant to the Business Combination.

In connection with the closing of the Business Combination, AgroFresh entered into a transition services agreement with Dow. Under the agreement, Dow provided AgroFresh a suite of services for a period of time ranging from six months to five years depending on the service. While most of the Dow-provided services are complete as of December 31, 2017 certain services are expected to continue through 2018. The agreement also provided for a $5 million execution fee that was paid to Dow at the closing of the Business Combination.

Factors Affecting the Company’s Results of Operations

The Company’s results of operations are affected by a number of external factors. Some of the more important factors are briefly discussed below.

Demand for the Company’s Offerings

The Company services customers in over 45 countries and derives its revenue by assisting growers and packers to optimize the value of their crops primarily through the post-harvest period. Its products and services add value to customers by reducing food spoilage and extending the life of perishable fruits. The U.S. Food and Agriculture Organization has estimated that a growing global population will require a near doubling of food production in developing countries by 2050 to meet the expected demand of a worldwide population of 9 billion people.

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

Goodwill

As discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in the audited consolidated and combined financial statements, the Company tests goodwill and identifiable intangible assets with indefinite lives for impairment at least annually. Intangibles are tested for impairment using a quantitative impairment model. We test goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test. We consider the Company to be one reporting unit for purposes of testing goodwill for impairment.

For the 2016 impairment test, we utilized the quantitative methods to assess impairment and we concluded that goodwill was fully impaired. The inputs utilized in the analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, Fair Value.

Measurement. The process of evaluating the potential impairment of goodwill is subjective because it requires the use of estimates and assumptions as to our future cash flows, discount rates commensurate with the risks involved in the assets, future economic and market conditions, as well as other key assumptions. The amounts recorded in the financial statements related to goodwill are based on the best estimates and judgments of the Company’s management, although actual outcomes could differ from our estimates. Our annual test of goodwill indicated that goodwill was fully impaired as of December 31, 2016. In connection with the Tecnidex acquisition in 2017, we recorded approximately $9.4 million of goodwill which is based on the preliminary purchase price allocation as of December 2017.

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

Based on the results of our annual impairment review conducted in December 2016, management recorded an impairment charge of $9.5 million on its AgroFresh and SmartFresh trade names. In determining the fair value of the trade names at December 31, 2016, the Company applied the relief from royalty methodology, which is based on the assumption that without ownership of the assets, the user of the trade name would have to make a stream of payments to the owner of the trade names in return for the rights to use the trade names. By acquiring the trade name, the user avoids those payments. The annual assessment for the year ended December 31, 2017 resulted in no indicators of impairment.

Definite-lived intangible assets, such as technology, customer relationships and software are amortized over their estimated useful lives, generally for periods ranging from 4 to 24 years. The reasonableness of the useful lives of these assets is regularly evaluated. Once these assets are fully amortized, they are removed from the balance sheet.

Long-Lived Assets

Long-lived assets, which include property, plant and equipment, and definite-lived intangible assets, are assessed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows generated by that asset. In the event the carrying amount of the asset exceeds the undiscounted future cash flows generated by that asset and the carrying amount is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of the asset’s carrying amount over its fair value and is recognized in the consolidated and combined statements of income (loss) in the period that the impairment occurs. For the year ended December 31, 2017, we concluded there was no impairment of definite-lived intangible assets.

Revenue Recognition

In general, revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Revenue is presented in our consolidated and combined statements of income (loss), net of estimated rebates and discounts.

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

The fair values of the various contingent consideration components were measured using the following valuation models. The fair value of the tax amortization benefit contingency was measured using an income approach based on the Company’s best estimate of the undiscounted cash payments to be made, tax effected and discounted to present value utilizing an appropriate market discount rate. The fair value of the deferred acquisition payment was measured using a Black-Scholes option pricing model and based on the Company’s best projection of the Company’s average adjusted EBITDA level over the two-year period from January 1, 2016 to December 31, 2017. The warrant consideration was measured using directly observable quoted prices for identical assets in an inactive market. The working capital settlement was measured pursuant to the terms of the Purchase Agreement based upon the working capital of the AgroFresh Business as of the Closing Date being greater or less than a target level of working capital determined in accordance with the Purchase Agreement.

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

Recently Issued Accounting Standards and Pronouncements

See Note 2 to the accompanying audited consolidated and combined financial statements for a full description of recent accounting pronouncements and our expectations of their impact, if any, on our results of operations and financial condition.

Results of Operations

The following table summarizes the results of operations for both the Successor and Predecessor periods:

	Successor			Predecessor
(in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016	August 1, 2015 Through December 31, 2015	January 1, 2015 Through July 31, 2015
Net sales	$164,026	$159,669	$111,081	$52,682
Cost of sales (excluding amortization, shown separately below)	32,655	59,977	91,752	10,630
Gross profit	131,371	99,692	19,329	42,052
Research and development expenses	13,779	14,767	5,256	11,599
Selling, general, and administrative expenses	61,847	61,892	31,317	16,774
Amortization of intangibles	41,910	40,327	16,504	16,895
Impairment of long lived assets	—	10,795	—	—
Goodwill impairment	—	62,373	—	—
Change in fair value of contingent consideration	(26,948)	(53,608)	(23,692)	—
Operating income (loss)	40,783	(36,854)	(10,056)	(3,216)
Other income (expense)	611	(173)	(24)	8
Gain (loss) on foreign currency exchange	13,344	(3,274)	(387)	—
Interest expense, net	(35,755)	(58,239)	(23,202)	—
Income (Loss) income before income taxes	18,983	(98,540)	(33,669)	(3,208)
(Benefit) provision for income taxes	(4,579)	13,020	(19,232)	10,849
Net income (loss)	$23,562	$(111,560)	$(14,437)	$(14,057)
Less: Net income attributable to noncontrolling interests	$(91)	$—	$—	$—
Net income (loss) attributable to AgroFresh Solutions, Inc	$23,471	$(111,560)	$(14,437)	$(14,057)

Comparison of Results of Operations for the twelve months ended December 31, 2017 and the twelve months ended December 31, 2016.

Net Sales

Net sales were $164.0 million for the twelve months ended December 31, 2017, as compared to net sales of $159.7 million for the twelve months ended December 31, 2016. The overall increase in net sales in fiscal year 2017 from fiscal year 2016 was primarily related to the addition of Tecnidex and double-digit growth in Harvista.

Net sales in North America decreased to $53.6 million for 2017, down 4.7% from $56.2 million in 2016. The decrease in net sales is primarily due to lower sales of SmartFresh in North America driven by competitive pressures, somewhat offset by an 18% increase in Harvista sales. Net sales in EMEA increased by $5.5 million to $70.2 million in 2017. Excluding currency impact of $2.9 million, EMEA net sales increased by $2.6 million, primarily due to the addition of Tecnidex along with increased penetration in persimmon and pears. Net sales in Latin America increased 9.6% mainly due to a larger apple crop in Brazil compared to 2016 along with growth in Harvista sales in Argentina. Net sales in the Asia Pacific region decreased by $0.9 million driven by declines in China compared to 2016.

Cost of Sales

Cost of sales was $32.7 million for the twelve months ended December 31, 2017, as compared to $60.0 million for the twelve months ended December 31, 2016. Included in the 2016 amounts was $30.4 million of amortization of inventory step up. Gross profit margin was 80.1 percent in 2017 and would have been 81.5 percent in 2016 if the amortization of inventory step-up had been excluded. The decrease in margin was primarily driven by an unfavorable product and geographic mix.

Research and Development Expenses

Research and development expenses were $13.8 million for the twelve months ended December 31, 2017, as compared to $14.8 million for the twelve months ended December 31, 2016, reflecting more targeted research activities in 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $61.8 million for the twelve months ended December 31, 2017, as compared to $61.9 million for the twelve months ended December 31, 2016. Savings achieved in selling, general, and administrative expenses were mostly offset by a number of one-time charges, including legal and professional fees associated with the Tecnidex and Food Freshness Technologies transactions, and costs associated with the MirTech litigation. Additionally, there were costs unique to 2017 associated with our migration off of the Dow transition services agreement and the creation of our own technology infrastructure.

Amortization of Intangibles

Amortization of intangibles was $41.9 million for the twelve months ended December 31, 2017, as compared to $40.3 million for the twelve months ended December 31, 2016. The increase in amortization of intangibles is primarily due to the amortization of in-process research and development for our LandSpring product line, which started in September 2016.

Impairment of Long-lived Assets

During the year ended December 31, 2016, the Company recorded a $9.5 million impairment charge related to a decline in the estimated value of the AgroFresh and SmartFresh trade names and a $1.3 million charge for the write-off of assets resulting from the decision to change the product delivery system for Harvista. There were no indicators of impairment during the 2017 impairment assessment.

Goodwill impairment

As a result of the Tecnidex acquisition $9.4 million was recorded to goodwill. The goodwill will be assessed annually for impairment. During the year ended December 31, 2016, the Company recorded an impairment charge of $62.4 million as a result of our annual impairment test.

Change in fair value of contingent consideration

The Company recorded a $26.9 million gain in the twelve months ended December 31, 2017 related to the change in the fair value of contingent consideration, as compared to a $53.6 million gain for the twelve months ended December 31, 2016. As discussed in Note 3 to the audited consolidated and combined financial statements, pursuant to the Business Combination, the Company entered into various forms of contingent consideration, including the warrant consideration, the deferred payment, and the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings. For 2017, the warrant consideration, the deferred payment, and the tax amortization benefit contingency mark-to-market (gains) losses were $0.5 million, $(2.5) million, and $(24.9) million, respectively. For 2016, the warrant consideration, the deferred payment, and the tax amortization benefit contingency and other incurred mark-to-market (gains) losses were $(4.9) million, $(32.5) million, $(17.4) million and $1.2 million, respectively.

Other Income (Expense)

Other income (expense) was $0.6 million for the twelve months ended December 31, 2017, as compared to $(0.2) million expense for the twelve months ended December 31, 2016.

Gain (loss) on foreign currency

Gain on foreign currency was $13.3 million for the twelve months ended December 31, 2017 as compared to $(3.3) million loss for the twelve months ended December 31, 2016.

Interest Expense, Net

Interest expense, net was $35.8 million for the twelve months ended December 31, 2017, as compared to $58.2 million for the twelve months ended December 31, 2016. The decrease was primarily driven by lower accretion on the deferred payment to

Dow of $14.3 million, lower accretion on the Tax Receivables Agreement of $7.2 million, and lower amortization of debt discount and other of $1.8 million. Cash interest expense was up $0.9 million in 2017 as compared to 2016.

Income Tax Provision

Our effective tax rate was (24.1)% for the twelve months ended December 31, 2017, as compared to (13.2)% for the twelve months ended December 31, 2016. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year. On December 22, 2017 the Tax Cuts and Jobs Act ("TCJA") was enacted in the U.S. The TCJA significantly revised the U.S. federal corporate income tax by, among other things, lowering the corporate income tax rate to 21%, implementing a territorial tax system, and imposing a repatriation tax on earnings of foreign subsidiaries that are deemed to be repatriated to the U.S.

During the twelve months ended December 31, 2017, there was a tax benefit impact in the amount of $17.3 million (91.1%) for the re-measurement of the Company’s deferred tax assets and liabilities in the U.S. and other foreign jurisdictions as a result of 2017 tax legislation enactments (TCJA), and tax expense impact in the amount of $3.1 million net (16.1%) resulting from a valuation allowance release in the U. S., an increase in the valuation allowance in South Korea, and the non-recognition of the tax impact of the intercompany profit in inventory elimination (unbenefitted losses).

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

Cost of Sales

Cost of sales was $60.0 million for the twelve months ended December 31, 2016, as compared to $10.6 million for the seven months ended July 31, 2015 and $91.8 million for the five months ended December 31, 2015. Included in these amounts were $30.4 million in 2016 and $73.1 million in the five months ended December 31, 2015 of amortization of inventory step up. If the amortization of inventory step-up is excluded, gross profit margin would have been 81.5 percent in 2016 versus 82.1 percent in 2015. The decrease in margin was primarily driven by lower prices on SmartFresh and an unfavorable mix towards lower margin with the increase in Harvista sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $61.9 million for the twelve months ended December 31, 2016, as compared to $16.8 million for the seven months ended July 31, 2015 and $31.3 million for the five months ended December 31, 2015. This increase in selling, general, and administrative expenses was primarily driven by incremental recurring expenses of $6.1 million in 2016 to support the Company's standalone infrastructure, severance costs of $3.0 million, non-recurring costs to establish the Company as a separate public company of $2.0 million, stock-based compensation costs of $1.4 million and litigation costs of $1.3 million.

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

Impairment of Long-lived Assets

During the quarter ended December 31, 2016, the Company recorded a $9.5 million impairment charge related to a decline in the estimated value of the AgroFresh and SmartFresh trade names and a $1.3 million charge for the write-off of assets resulting from the decision to change the product delivery system for Harvista.

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

Interest Expense, Net

Interest expense, net was $58.2 million for the twelve months ended December 31, 2016, as compared to $23.2 million for the five months ended December 31, 2015 and $0.0 million for the seven months ended July 31, 2015. The interest expense in the Successor periods primarily relates to the Company being a standalone company following the Business Combination. Included in interest expense is interest on the Term Loan of $24.6 million, accretion of the Tax Receivables Agreement of $15.9 million, accretion on the deferred payment of $14.3 million, and amortization of debt discount and other of $3.4 million for the twelve months ended December 31, 2016.

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

The following is reconciliation between the non-GAAP financial measure of EBITDA to its most directly comparable GAAP financial measure, net (loss) income:

	Successor			Predecessor
(in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016	August 1, 2015 Through December 31, 2015	January 1, 2015 Through July 31, 2015
GAAP Net income (loss)	$23,562	$(111,560)	$(14,437)	$(14,057)
(Benefit) provision for income taxes	(4,579)	13,020	(19,232)	10,849
Amortization of inventory step-up(1)	—	30,377	73,054	—
Interest expense(2)	35,755	58,239	23,202	—
Depreciation and amortization	44,356	42,850	19,434	17,379
Non-GAAP EBITDA	$99,094	$32,926	$82,021	$14,171
———————————————————————————————

(1)	The amortization of inventory step-up related to the acquisition of AgroFresh was charged to income based on the pace of inventory usage.

(2)	Interest on the term loan and accretion for debt discounts, debt issuance costs and contingent consideration.

Liquidity and Capital Resources

Cash Flows

	Successor			Predecessor
(in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016	August 1, 2015 Through December 31, 2015	January 1, 2015 Through July 31, 2015
Net cash provided by (used in) operating activities	$35,389	$30,484	$18,780	$(5,598)
Net cash used in investing activities	$(36,950)	$(6,528)	$(405,552)	$(613)
Net cash (used in) provided by financing activities	$(14,015)	$(6,069)	$446,706	$6,211

Cash provided by (used in) operating activities was $35.4 million for the twelve months ended December 31, 2017, as compared to $30.5 million for the twelve months ended December 31, 2016, $18.8 million for the five months ended December 31, 2015, and $(5.6) million for the seven months ended July 31, 2015.

For the twelve months ended December 31, 2017, net income before non-cash items was $49.4 million. Included in this amount is depreciation and amortization of $44.4 million, change in the fair value of contingent consideration (including accretion) of $(18.5), deferred income taxes of $(12.5) million and other non-cash items of $(12.2) million. Additionally, the change in net operating assets was $(6.1) million in 2017.

For the twelve months ended December 31, 2016, net income before non-cash items was $32.0 million. Included in this amount is the impairment of goodwill, intangible assets and other assets of $73.2 million, depreciation and amortization of $42.9 million, amortization of inventory step-up of $30.4 million, changes in the fair value of contingent consideration (including accretion) of $23.4 million, deferred income taxes of $13.8 million and other non-cash items of $6.8 million. Additionally, the change in in net operating assets was $(1.6) million in 2016.

Cash (used in) investing activities was $(37.0) million for the twelve months ended December 31, 2017, as compared to $(6.5) million for the twelve months ended December 31, 2016, $(405.6) million for the five months ended December 31, 2015, and $(0.6) million for the seven months ended July 31, 2015. Cash used in investing activities in 2017 was for the acquisition of a majority share of Tecnidex, net of cash received, of $(18.2) million, minority investments totaling $(11.1) million, and the purchase of fixed assets and leasehold improvements, net of proceeds from the sale of assets, of $(7.6) million. Cash used in investing activities in 2016 was for the purchase of fixed assets and leasehold improvements, net of proceeds from the sale of assets, of $(6.0) million, and a minority investment and distribution agreement totaling $(0.6) million. Cash used in 2015 was primarily driven by $(625.5) million used in the acquisition offset by $220.5 million in proceeds from the issuance of stock in 2015, which had been recorded as restricted cash.

Cash (used in) provided by financing activities was $(14.0) million for the twelve months ended December 31, 2017, as compared to $(6.1) million for the twelve months ended December 31, 2016, $446.7 million for the five months ended December 31, 2015, and $6.2 million for the seven months ended July 31, 2015. Cash used in financing activities in 2017 was for the payment of Dow liabilities and contingent consideration of $(10.0) million along with the repayment of debt in the amount of $(4.0) million. Cash used in financing activities in 2016 was for the repayment of debt in the amount of $(4.3) million and the purchase of treasury stock in the amount of $(1.5) million. Cash provided by financing activities in 2015 was primarily driven by $425.0 million of proceeds from the issuance of debt and $50.0 million of proceeds from the private placement shares, partially offset by $(20.9) million of debt issuance and other financing costs.

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

Term Loan

On July 31, 2015, certain of our subsidiaries entered into a Credit Agreement with Bank of Montreal, as administrative agent (the “Credit Facility”). The Credit Facility consists of a $425 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a $25 million revolving loan facility (the “Revolving Loan”). The Revolving Loan includes a $10 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of December 31, 2017, the Company has issued $0.557 million of letters of credit, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan has a scheduled maturity date of July 31, 2019. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75% or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries, and (b) AF Solutions Holdings, including the common stock of AgroFresh Inc.

On November 18, 2015, the Credit Facility was amended. An existing provision in the credit agreement permitted the Company, subject to an overall cap of $12.0 million per fiscal year and certain other conditions, to pay dividends to the Company’s public stockholders and to redeem or repurchase, through July 31, 2016, the Company’s outstanding warrants for an aggregate purchase price of up to $10.0 million. The amendment expanded the scope of this provision to also permit the repurchase of shares of the Company’s outstanding common stock or other equity securities (subject to the same overall cap and other conditions).

The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to Rohm and Haas Company ("R&H"), a subsidiary of Dow, in connection with the Business Combination. Amounts available under the Revolving Loan may also be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Agreement.

As of December 31, 2017, the Company was in compliance with the senior secured net leverage covenant and the other covenants in the facility, other than covenants that apply only to the Company’s ability to borrow under the Revolving Loan
(excluding letters of credit). The Company is not currently able to access the Revolving Loan (other than for letters of credit) as a result of non-compliance with certain covenants in the facility applicable solely to the Revolving Loan.

As of the Closing Date, the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The accretion in interest expense during the twelve months ended December 31, 2017, and 2016 was approximately $2.4 million and $2.3 million, respectively.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than as detailed below. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

	Payments due by period
(in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt-principal repayments (1)	$7,926	$9,572	$401,625	$—	$419,123
Long-term debt-interest payments(1)	31,724	49,895	39,125	—	120,744
Future lease payments(2)	1,149	2,258	2,048	1,027	6,482
Insurance premium financing payable (3)	639	—	—	—	639
Total	$41,438	$61,725	$442,798	$1,027	$546,988
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
(2)      Future lease payments: The Company has future minimum payments under various non-cancelable operating leases that expire through 2024. These leases generally contain renewal options for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance.
(3)      Insurance premium financing: The Company is party to a one-year commercial premium finance agreement. Total premiums were approximately $1.0 million at an annual percentage rate of 2.9%.

In connection with the Business Combination pursuant to the Purchase Agreement and subsequently modified by the
Amendment Agreement, Dow is entitled to receive future contingent consideration and other payments from the Company in relation to a Tax Receivables Agreement under which the Company is required to pay annually to Dow 50% of the amount of the tax savings, if any, in U.S. Federal, state and local income tax or franchise tax that the Company actually realizes as a result of the increase in tax basis of the AgroFresh Inc. assets resulting from a section 338(h)(10) election that the Company and Dow made in connection with the Business Combination; See Note 3 to the audited consolidated and combined financial statements contained in this Report for further discussion of contingent consideration in connection with the Business Combination. The specified level of Business EBITDA was not achieved and, accordingly, the contingent deferred payment of $50 million is no longer payable. Future payments related to the contingent consideration are not included in the above contractual obligations table as payments are not certain.

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

In December 2017 we entered into an interest rate swap agreement that qualified for and is designated as a cash flow hedge. We currently have a cash flow hedge with an amount equal to approximately 60% of our current outstanding Term Loan covering the next 36 months. Holding debt levels constant, a 100 basis point increase in the effective interest rates would have increased the Company’s interest expense by $1.7 million for the twelve months ended December 31, 2017.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be quantified by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by our operations in 2017, revenues would have decreased by approximately $7.0 million and EBITDA would have decreased by approximately $4.0 million for the twelve months ended December 31, 2017.

ITEM 8 - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AgroFresh Solutions, Inc.
Philadelphia, Pennsylvania

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AgroFresh Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated and combined statements of income (loss), comprehensive income (loss), stockholders' equity, and cash flows for the years ended December 31, 2017 and 2016 (Successor), the five-month period ended December 31, 2015 (Successor), and the seven-month period ended July 31, 2015 (Predecessor), and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “consolidated and combined financial statements"). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years ended December 31, 2017 and 2016 (Successor), the five-month period ended December 31, 2015 (Successor), and the seven-month period ended July 31, 2015 (Predecessor), in conformity with the accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated and combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated and combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated and combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated and combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated and combined financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a Matter
As discussed in Note 2 and 3 to the financial statements, on July 31, 2015 the Company acquired the AgroFresh Business from The Dow Chemical Company (“Dow”). The Predecessor financial statements reflect the AgroFresh business while it was a business unit of Dow and include allocations of certain expenses from Dow. The Successor financial statements include the impact of acquisition accounting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 22, 2018

We have served as the Company's auditor since 2014.

AgroFresh Solutions, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	Successor
	December 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$64,533	$77,312
Accounts receivable, net of allowance for doubtful accounts of $1,550 and $1,242, respectively	71,509	63,675
Inventories	24,109	15,467
Other current assets	18,684	14,047
Total current assets	178,835	170,501
Property and equipment, net	12,200	8,048
Goodwill	9,402	—
Intangible assets, net	757,882	776,584
Deferred income tax assets	8,198	8,459
Other assets	16,746	2,252
TOTAL ASSETS	$983,263	$965,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,014	$12,133
Current portion of long-term debt	7,926	15,250
Income taxes payable	5,931	3,121
Accrued expenses and other current liabilities	65,809	66,366
Total current liabilities	94,680	96,870
Long-term debt	402,868	392,996
Other noncurrent liabilities	38,505	140,833
Deferred income tax liabilities	31,130	—
Total liabilities	567,183	630,699

Commitments and Contingencies (Note 17)
Stockholders’ equity:
Common stock, par value $0.0001; 400,000,000 shares authorized, 51,002,234 and 50,698,587 shares issued and 50,340,853 and 50,037,206 outstanding at December 31, 2017 and December 31, 2016, respectively	5	5
Preferred stock; par value $0.0001, 1 share authorized and outstanding at December 31, 2017 and December 31, 2016	—	—
Treasury stock; par value $0.0001, 661,381 shares at December 31, 2017 and December 31, 2016, respectively	(3,885)	(3,885)
Additional paid-in capital	533,015	475,598
Accumulated deficit	(108,729)	(132,200)
Accumulated other comprehensive loss	(12,769)	(4,373)
Total AgroFresh stockholders’ equity	407,637	335,145
Non-controlling Interest	8,443	—
Total stockholders' equity	416,080	335,145
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$983,263	$965,844

See accompanying notes to consolidated and combined financial statements.

AgroFresh Solutions, Inc.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (LOSS)
(In thousands, except share and per share data)

	Successor			Predecessor
	Year Ended December 31, 2017	Year Ended December 31, 2016	August 1, 2015 Through December 2015	January 1, 2015 Through July 31, 2015
Net sales	$164,026	$159,669	$111,081	$52,682
Cost of sales (excluding amortization, shown separately below)	32,655	59,977	91,752	10,630
Gross profit	131,371	99,692	19,329	42,052
Research and development expenses	13,779	14,767	5,256	11,599
Selling, general, and administrative expenses	61,847	61,892	31,317	16,774
Amortization of intangibles	41,910	40,327	16,504	16,895
Impairment of long lived assets	—	10,795	—	—
Goodwill impairment	—	62,373	—	—
Change in fair value of contingent consideration	(26,948)	(53,608)	(23,692)	—
Operating income (loss)	40,783	(36,854)	(10,056)	(3,216)
Other income (expense)	611	(173)	(24)	8
Gain (loss) on foreign currency exchange	13,344	(3,274)	(387)	—
Interest expense, net	(35,755)	(58,239)	(23,202)	—
Income (loss) before income taxes	18,983	(98,540)	(33,669)	(3,208)
(Benefit) provision for income taxes	(4,579)	13,020	(19,232)	10,849
Net income (loss) including non-controlling interests	23,562	(111,560)	(14,437)	(14,057)
Net income attributable to non-controlling interests	(91)	—	—	—
Net income (loss) attributable to AgroFresh Solutions, Inc	$23,471	$(111,560)	$(14,437)	$(14,057)

Income (loss) per common share attributable to AgroFresh stockholders:
Basic	$0.47	$(2.26)	$(0.29)	$—
Diluted	$0.47	$(2.26)	$(0.29)	$—
Weighted average shares outstanding:
Basic	49,808,600	49,462,205	49,691,206	—
Diluted	50,191,303	49,462,205	49,691,206	—

See accompanying notes to consolidated and combined financial statements.

AgroFresh Solutions, Inc.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Successor			Predecessor
	Year Ended December 31, 2017	Year Ended December 31, 2016	August 1, 2015 Through December 31, 2015	January 1, 2015 Through July 31, 2015
Net income (loss)	$23,562	$(111,560)	$(14,437)	$(14,057)
Other comprehensive income (loss):
Foreign currency translation adjustments	(8,038)	1,263	(5,580)	(1,725)
Unrealized loss on hedging activity, net of tax $98	(358)
Pension and other postretirement benefit plans adjustment, net of tax of $0, $11, $11, and $0, respectively	—	(77)	21	—
Comprehensive income (loss), net of tax	$15,166	$(110,374)	$(19,996)	$(15,782)

See accompanying notes to consolidated and combined financial statements.

AgroFresh Solutions, Inc.
CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

	The AgroFresh Business (Predecessor)
	Preferred Stock		Common Stock		Treasury Stock	Net Parent Investment	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2014	—	$—	—	$—	$—	$232,293	$—	$2,058	$234,351
Net loss	—	—	—	—	—	(14,057)	—	—	(14,057)
Other comprehensive loss	—	—	—	—	—	—	—	(1,725)	(1,725)
Net transfers from parent	—	—	—	—	—	6,211	—	—	6,211
Balance at July 31, 2015	—	$—	—	$—	$—	$224,447	$—	$333	$224,780

	AgroFresh Solutions, Inc. (Successor)
	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balance at August 1, 2015	—	$—	6,876,248	$1	$—	$7,080	$(6,203)	$—	$—	$878
Reclassification of redeemable shares	—	—	20,686,252	2	—	206,860	—	—	—	206,862
Issuance of PIPE shares	—	—	4,878,048	—	—	50,000	—	—	—	50,000
Issuance of common and preferred shares to Dow	1	—	17,500,000	2	—	209,998	—	—	—	210,000
Reclassification of warrants to accrued expenses and other current liabilities	—	—	—	—	—	(6,160)	—	—	—	(6,160)
Reclassification of warrants from accrued expenses and other current liabilities	—	—	—	—	—	6,160	—	—	—	6,160
Equity-based compensation	—	—	—	—	—	1,080	—	—	—	1,080
Repurchase of warrants	—	—	—	—	—	(2,524)	—	—	—	(2,524)
Treasury stock purchases	—	—	—	—	(2,397)	—	—		—	(2,397)
Other comprehensive loss	—	—	—	—	—	—	—	(5,559)	—	(5,559)
Net loss	—	—	—	—	—	—	(14,437)	—	—	(14,437)
Balance at December 31, 2015	1	$—	49,940,548	$5	$(2,397)	$472,494	$(20,640)	$(5,559)	$—	$443,903
Stock-based compensation	—	—	—	—	—	3,250	—	—	—	3,250
Transfer of director compensation from liability to equity	—	—	—	—	—	185	—	—	—	185
Issuance of stock, net of forfeitures	—	—	813,073	—	—	—	—	—	—	—
Shares withheld for taxes	—	—	(55,034)	—	—	(331)	—	—	—	(331)
Repurchase of stock for treasury	—	—	—	—	(1,488)	—	—	—	—	(1,488)
Comprehensive loss	—	—	—	—	—	—	(111,560)	1,186	—	(110,374)
Balance at December 31, 2016	1	—	50,698,587	$5	(3,885)	$475,598	$(132,200)	$(4,373)	$—	$335,145
Stock-based compensation	—	—	—	—	—	1,886	—	—	—	1,886
Transfer of director compensation from liability to equity	—	—	—	—	—	442	—	—	—	442
Issuance of stock, net of forfeitures	—	—	303,647	—	—	—	—	—	—	—
Settlement of Dow liabilities	—	—	—	—	—	55,089	—	—	—	55,089
Purchase of Non-Controlling Interest	—	—	—	—	—	—	—	—	8,352	8,352
Comprehensive income	—	—	—	—	—	—	23,471	(8,396)	91	15,166
Balance at December 31, 2017	1	$—	51,002,234	$5	$(3,885)	$533,015	$(108,729)	$(12,769)	$8,443	$416,080

See accompanying notes to consolidated and combined financial statements.

AgroFresh Solutions, Inc.
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS
(In thousands)

	Successor			Predecessor
	Year Ended December 31, 2017	Year Ended December 31, 2016	August 1, 2015 Through December 31, 2015	January 1, 2015 Through July 31, 2015
Cash flows from operating activities:
Net income (loss)	$23,562	$(111,560)	$(14,437)	$(14,057)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	44,356	42,850	19,434	17,379
Provision for bad debts	308	1,052	190	—
Stock based compensation for equity classified awards	1,886	3,250	1,124	—
Pension (income) expense	(153)	188	119	—
Amortization of inventory fair value adjustment	—	30,377	73,054	—
Amortization of deferred financing cost	2,368	2,275	911	—
Transaction costs	—	—	(4,487)	—
Accretion of contingent consideration	8,433	30,197	11,862	—
Decrease in fair value of contingent consideration	(26,948)	(53,608)	(23,692)	—
Deferred income taxes	(12,515)	13,792	(19,886)	(4,218)
Impairment of long-lived assets	—	10,795	—	—
Goodwill impairment	—	62,373	—	—
Loss (gain) on sales of property	81	22	—	(12)
Other	98	32	2,556	—
Changes in operating assets and liabilities:
Accounts receivable	5,981	(4,101)	(42,703)	42,585
Inventories	(2,496)	(764)	2,288	(5,756)
Prepaid expenses and other current assets	(5,176)	(7,788)	(3,830)	—
Accounts payable	(13,889)	6,357	13,785	(798)
Accrued expenses and other liabilities	18,432	2,341	2,492	—
Income taxes payable	2,844	(376)	—	(36,070)
Other assets and liabilities	(11,783)	2,780	—	(4,651)
Net cash provided by (used in) operating activities	35,389	30,484	18,780	(5,598)
Cash flows from investing activities:
Cash paid for property and equipment	(7,725)	(6,004)	(516)	(676)
Proceeds from sale of property	99	76	—	63
Acquisition of business, net of cash acquired	(18,192)	—	(625,541)	—
Restricted cash	—	—	220,505	—
Other investments	(11,132)	(600)	—	—
Net cash used in investing activities	(36,950)	(6,528)	(405,552)	(613)
Cash flows from financing activities:
Proceeds from long term debt	—	—	425,000	—
Payment of debt issuance costs	—	—	(13,120)	—
Payment of revolving credit facility fees	—	—	(1,266)	—
Other financing costs	—	—	(7,776)	—
Payment of Dow liabilities settlement	(10,000)	—	—	—

Repayment of long term debt	(4,015)	(4,250)	(2,125)	—
Proceeds from private placement	—	—	50,000	—
Borrowings under revolving credit facility	—	—	500	—
Repayments of revolving credit facility	—	—	(500)	—
Insurance premium financing	—	—	1,294	—
Repayment of notes payable	—	—	(380)	—
Repurchase of stock for treasury		(1,488)	(2,397)	—
Payment of withholding taxes related to stock-based compensation to employees		(331)	—	—
Repurchase of warrants	—	—	(2,524)	—
Cash transfers to/from parent, net	—	—	—	6,211
Net cash (used in) provided by financing activities	(14,015)	(6,069)	446,706	6,211
Effect of exchange rate changes on cash and cash equivalents	2,797	1,660	(2,253)	—
Net (decrease) increase in cash and cash equivalents	(12,779)	19,547	57,681	—
Cash and cash equivalents, beginning of period	77,312	57,765	84	—
Cash and cash equivalents, end of period	$64,533	$77,312	$57,765	$—

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$18,884	$24,560	$10,411	$—
Income taxes	$3,257	$3,095	$—	$—
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property and equipment	$1,422	$815	$—	$—
Issuance of common stock as consideration for acquisition of business	$—	$—	$210,000	$—
Acquisition-related contingent consideration	$691	$—	$190,150	$—
Settlement of Dow liabilities not resulting from a cash payment	$55,089	$—	$—	$—

See accompanying notes to consolidated and combined financial statements.

AgroFresh Solutions, Inc.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	Description of Business

AgroFresh Solutions, Inc. (the “Company”) is a global leader in delivering innovative food preservation and waste reduction solutions for fresh produce. The Company is empowering the food industry with Smarter FreshnessTM, a range of integrated solutions designed to help growers, packers and retailers improve produce freshness and quality while reducing waste. The Company’s solutions range from pre-harvest with HarvistaTM and LandSpringTM to its marquee SmartFreshTM Quality System, which includes SmartFreshTM, AdvanStoreTM and ActiMistTM, working together to maintain the quality of stored produce. The Company has a controlling interest in Tecnidex Fruit Protection, S.A.U. (“Tecnidex”), a leading provider of post-harvest fungicides, waxes and biocides for the citrus market. Additionally, the Company’s initial retail solution, RipeLockTM, optimizes banana ripening for the benefit of retailers and consumers. The Company has key products registered in over 45 countries, supports approximately 3,700 direct customers and services over 25,000 storage rooms globally.

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

For the Consolidated Statements of Stockholders’ Equity, the Predecessor results reflect the equity balances and activities of the AgroFresh Business at December 31, 2014 and July 31, 2015 prior to the closing of the Business Combination; and the Successor results reflect the Company’s equity balances at July 31, 2015 following the closing of the Business Combination and the activities of the Company through December 31, 2017 following the closing of the Business Combination. For the fiscal year 2015, the Company’s financial statements reflect the seven months ended July 31, 2015 (Predecessor) and the five months ended December 31, 2015 (Successor).

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

Accounts Receivable, Net

Accounts receivable, net consists primarily of (i) outstanding amounts invoiced to end-users, re-sellers and third-party contractors and (ii) unbilled revenue in arrangements where the earnings process has been completed but invoices have not been issued as of the reporting date.

The allowance for doubtful accounts is based on historical experience and a review on a specific identification basis of the collectability of outstanding receivables.

Inventories

Inventories, consisting primarily of chemical products and packing, are valued at the lower of cost (under the first-in, first-out method) or net realizable value. Raw materials are valued using the weighted average moving cost method. In connection with the Business Combination, the Company recognized a step-up in fair value of inventory of $103.5 million, which was amortized into cost of sales in the consolidated statements of income (loss) over a period approximating the Company’s estimated inventory turnover cycle and was fully amortized during fiscal year 2016 and the five months ended December 31, 2015. The amount of amortization of the inventory step-up was $30.4 million and $73.1 million for the year ended December 31, 2016, and the five months ended December 31, 2015, respectively.

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

Impairment of Long-Lived Assets

Company management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. As of December 31, 2017, Company management believed that no revision to the remaining useful lives or write-down of the Company’s long-lived assets was required. For the fiscal year ended December 31, 2016, the Company recorded a $1.3 million impairment of fixed assets related to a change in the Harvista delivery system and a $9.5 million impairment on the SmartFresh and AgroFresh trade names, but believed no revision to the remaining useful lives was necessary.

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

Debt Issuance Costs

The debt issuance costs associated with the Term Loan (defined in Note 10 below) were capitalized and are presented as a reduction of the principal balance of the debt, and the Revolving Loan costs (defined in Note 10 below) were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of the respective debt facilities.

Goodwill and Indefinite-lived Intangible Assets

The Company’s goodwill and trade names are not amortized, but tested annually for impairment and more frequently if events and circumstances indicate that the asset might be impaired. The Company conducts annual impairment tests on goodwill and trade names on the last day of each fiscal year or whenever an indicator of impairment exists.

In assessing goodwill impairment, the Company has the option to first assess the qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the qualitative factors indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a two-step impairment test of goodwill. In the first step, the Company estimates the fair value of the reporting unit and compares it to the carrying value of the reporting unit. If the carrying value exceeds the estimated fair value of the reporting unit, the second step is performed to measure the amount of the impairment loss, if any. In the second step, the amount of the impairment loss is the excess of the carrying amount of the goodwill over its estimated implied fair value. At December 31, 2016, the Company completed its annual evaluation of goodwill impairment and fully impaired its goodwill balance of $62.4 million. In connection with the Tecnidex acquisition in 2017, the Company recorded approximately $9 million of goodwill which is based on the preliminary purchase price allocation as of December 2017.

The Company’s indefinite-lived intangible assets other than goodwill, which primarily relate to trade names, are not amortized, but are tested at least annually for impairment using a quantitative or qualitative impairment analysis, and more frequently if events and circumstances indicate that the asset might be impaired. The quantitative impairment analysis compares the fair value of each indefinite-lived intangible asset, based on discounted future cash flows using a relief-from-royalty methodology with the carrying value of the asset. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to the difference between the estimated fair value of the indefinite-lived intangible asset and its carrying amount. During the year ended December 31, 2016, the Company recorded a $9.5 million impairment charge related to a decline in the estimated value of the AgroFresh and SmartFresh trade names.

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

Recently Issued Accounting Standards and Pronouncements

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12 Targeted Improvements to Accounting for Hedging Activities, This update makes more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. This update will be effective for the Company for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted upon its issuance. The Company is currently assessing the impact of the future adoption of this standard on its financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. ASU 2017-09 addresses the changes to the terms and conditions of share-based awards. The ASU is effective for periods beginning after December 15, 2017 and interim periods therein on a modified retrospective basis. The Company is currently evaluating the impact this guidance will have on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which has been updated through several revisions and clarifications since its original issuance. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in accordance with the transfer of control over those goods and services. The new standard also requires additional disclosures intended to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue, and the related cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. The Company will adopt the new revenue standard in the first quarter of 2018 using the modified retrospective adoption method.
As part of the assessment performed through the date of this filing, the Company has created an implementation working group, which includes internal and third-party resources. The Company implemented the following controls with respect to assessing the potential impact of adopting the standard:

•	Developed a detailed project plan with key milestone dates;

•	Performed education of the new accounting standard;

•	Outlined the revenue generating activities that fall within the scope of ASU 2014-09 and assessed what impact the standard has on those activities, and;

•	Monitoring and assessment of the impact of changes to ASU 2014-09 and its interpretations.

The group responsible for implementing the new standard has reviewed arrangements from each revenue stream and the related business strategies. The Company has assessed the various changes in the criteria for revenue recognition required under the new standard, and concluded in summary that post application services will have the most significant impact to our current revenue recognition practices. The Company has determined the following pertaining to the impact of adopting ASU 2014-09:

•
Performance Obligations and Pattern of Recognition - The Company’s contracts contain various performance obligations including: product application, product supply, and technical services. Currently, revenue is recognized at the time the product is sold or applied to the produce. The adoption of the new standard will not have a material impact on revenue recognition for product application or sales. Upon adoption of the standard, technical services will be considered distinct performance obligations and recognized over time, to align with the transfer of control and benefits related to those performance obligations.

•
Discounts - Currently, revenue is recognized net of estimated payments that are expected to be paid under rebate programs. The accounting for rebate programs will remain consistent upon adoption of the new standard, which requires that variable consideration be estimated at contract inception.

•
Contract Costs - The Company will apply the practical expedient of expensing contract costs when incurred if the amortization period of the asset that the Company would have recognized is one year or less. Currently the Company’s accounting policy is to expense contract costs as they are incurred.

•	Internal Controls Over Financial Reporting - The Company will implement additional controls as they pertain to financial reporting disclosures as well as related business processes.

The remaining implementation matters to be addressed include finalizing the transition specific to the recent acquisition of Tecnidex where contracts include the provision of leased equipment, product supply, technical services and contract costs that may be amortized over a period greater than one year. The Company is also finalizing updates to the Company’s business processes, systems and controls to fully comply with ASU 2014-09. Prospectively, the Company expects the new revenue standard to increase the percentage of revenue recognized over time as related to technical services, which varies by product and region and which could vary in the future depending on the mix of future orders as well as contractual terms negotiated with customers. These projected impacts and accounting models are still under review by the Company.

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU No. 2017-07 requires employers to separate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not anticipate that the adoption of this ASU will have a material impact on the consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company is currently in the process of assessing the impact this guidance will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 clarifies several aspects of accounting for share-based compensation including the accounting for excess tax benefits and deficiencies, accounting for forfeitures and the classification of excess tax benefits on the cash flow statement. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and in interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU for the year ended December 31, 2017 and it did not have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”. The main objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2016-02 may have on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” The update requires an entity to measure inventory at the lower of cost or net realizable value; subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. The amendments in this update are effective for annual and interim periods beginning after December 15, 2016 and should be applied retrospectively. The Company adopted this ASU for the year ended December 31, 2017 and it did not have a material impact on the consolidated financial statements.

3.	Business Combination

On the Closing Date, the Company consummated a business combination (the “Business Combination”) pursuant to the Stock Purchase Agreement, dated April 30, 2015 (the “Purchase Agreement”), by and between the Company and Dow providing for the acquisition by the Company of the AgroFresh Business from Dow, resulting in AgroFresh Inc. becoming a wholly-owned, indirect subsidiary of the Company. Pursuant to the Purchase Agreement, the Company paid the following consideration to Rohm and Haas Company (“R&H”), a subsidiary of Dow: (i) 17.5 million shares of common stock (the “Stock Consideration”) and (ii) $635 million in cash (the “Cash Consideration”).

On April 4, 2017, the Company entered into an agreement (the “Amendment Agreement”) with Dow, R&H, Boulevard Acquisition Sponsor, LLC (the “Sponsor”), AgroFresh Inc., Avenue Capital Management II, L.P. (“Avenue”) and, solely as to certain sections of the Amendment Agreement, Joel Citron, Darren Thompson and Robert J. Campbell (collectively, the “Founding Holders”), Marc Lasry and Stephen Trevor. Pursuant to the Amendment Agreement and certain related agreements entered into on the same date (as described below), among other things, the Company and Dow agreed to modify certain obligations of the Company pursuant to (i) the Purchase Agreement, (ii) the Tax Receivables Agreement, dated July 31, 2015 (the “Tax Receivables Agreement”), among the Company, Dow, R&H and AgroFresh Inc., and (iii) the Warrant Purchase Agreement, dated July 31, 2015 (the “Warrant Purchase Agreement”), among the Company, Dow, R&H and the Sponsor. Mr. Campbell is a member of the Company's board of directors, each of Mr. Lasry and Mr. Trevor was a member of the Company’s board of directors at the time the Amendment Agreement was entered into, and each of Dow and the Sponsor is a significant stockholder of the Company.

Amendment Agreement

Pursuant to the Amendment Agreement, the Company agreed to pay Dow the aggregate amount of $20.0 million, of which $10.0 million was paid on April 4, 2017 and the remaining $10.0 million was paid on January 31, 2018, in full satisfaction of the Company’s obligations with respect to (i) the working capital adjustment under the Purchase Agreement, (ii) certain transfer and value added tax reimbursement obligations under the Purchase Agreement, and (iii) the amount payable to Dow pursuant to the Tax Receivables Agreement on account of the 2015 tax year. As of December 31, 2017, these liabilities, inclusive of accrued interest, were approximately $17.0 million, $9.3 million, and $12.0 million, respectively. During the year ended December 31, 2017, the liabilities were reduced by approximately $18.2 million.

First Amendment to Tax Receivables Agreement
The Company, Dow, R&H and AgroFresh Inc. entered into a First Amendment to the Tax Receivables Agreement (the “TRA Amendment”). The TRA Amendment reduces, from 85% to 50%, the percentage that the Company is required to pay to Dow pursuant to the Tax Receivables Agreement of the annual tax savings, if any, in U.S. Federal, state and local income tax or franchise tax that the Company actually realizes as a result of the increase in tax basis of the AgroFresh assets resulting from a Section 338(h)(10) election that the Company and Dow made in connection with the transactions contemplated by the Purchase Agreement. During the year ended December 31, 2017 the liability to Dow was reduced by approximately $75.3 million as a result of the TRA Amendment.

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

As a result of the Amendment Agreement, the TRA Amendment and the termination of the Warrant Purchase Agreement, the Company recorded a reduction of liabilities of $95.1 million net of deferred income taxes of $40.0 million. The net impact of $55.1 million has been recorded to additional paid-in capital as the agreements were with related parties and the transaction has been treated as a capital transaction.

Acquisition of Tecnidex
On November 7, 2017, the Company entered into a definitive agreement to acquire a controlling-interest in Tecnidex Fruit Protection, S.A.U. ("Tecnidex"). The transaction was closed on December 1, 2017. Tecnidex, a privately-held international company, is a leading provider of post-harvest fungicides, waxes, coatings, and biocides for the citrus market, with clients in 18 countries. For over 35 years, Tecnidex has been helping fruit and vegetable producers offer clean, safe and high-quality products to their regional clients. The acquisition was accounted for as a purchase in accordance with FASB Accounting Standard Codification 805 Business Combination.
At the effective date of the acquisition, the Company agreed to pay holders of Tecnidex $25.0 million in cash for 75% of the outstanding capital stock, of which $20.0 million was paid on December 1, 2017 with the balance estimated to be paid in the second quarter of 2018.
In accordance with the acquisition method of accounting, the Company is allocating the purchase price to the estimated fair values of the identifiable assets acquired and liabilities assumed, with any excess allocated to goodwill. The allocation of the purchase price accounting is preliminary as the Company is still in the process of valuing the assets acquired and liabilities assumed; therefore the allocation of the acquisition consideration is subject to change.
The preliminary assessment of fair value of the contingent consideration payments on the acquisition date was approximately $0.7 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs.
The results of operations for Tecnidex for the period December 1, 2017 through December 31, 2017 were not material to the Company’s results for the year ended December 31, 2017.

4.	Related Party Transactions

The Company is a party to ongoing agreements with Dow, a related party, including, but not limited to, operating-related agreements for certain transition services and seconded employees. In connection with the Transition Services Agreement, the Company paid Dow a $5.0 million set-up fee which is being amortized over the period during which the services are expected to be provided. In addition, the Company paid Dow $0.6 million on the Business Combination Closing Date to import inventory into Argentina through September 30, 2016.

The Company incurred expenses for such services for the twelve months ended December 31, 2017, December 31, 2016, and the five months ended December 2015 as follows:

(amounts in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016	August 1, 2015 Through December 31, 2015
Amortization of prepayment related to set-up of transition services	$827	$1,526	$2,647
Ongoing costs of transition services agreement	2,970	4,346	4,531
Rent expense	902	1,198	740
Amortization of prepayment related to Dow importation services	—	397	220
Other expenses	439	894	593
Total incurred expenses	$5,138	$8,361	$8,731

As of December 31, 2017 and December 31, 2016, the Company had an outstanding payable to Dow of $1.2 million and $0.1 million, respectively.

Refer to Note 3 regarding the contingent consideration owed to Dow as part of the Business Combination.

In addition, during 2016, the Company made a minority investment in RipeLocker, LLC ("RipeLocker"), a company led by George Lobisser, a director of AgroFresh. On November 29, 2016, the Company entered into a Mutual Services Agreement (the “Services Agreement”) with George Lobisser and RipeLocker, LLC. Pursuant to the Services Agreement, (i) the Company agreed to provide RipeLocker with technical support, in the form of access to the Company’s research and development personnel for a specified number of hours for purposes of providing advice and input relating to RipeLocker’s products and services, and (ii) Mr. Lobisser agreed to provide consulting services to the Company as may be reasonably requested by the Company from time to time. The Services Agreement provides for Mr. Lobisser to receive a consulting fee of $5,000 per full day for time spent performing consulting services under the Services Agreement (pro-rated for any partial day), plus reimbursement for out-of-pocket expenses, provided that for each hour of technical support provided by the Company to RipeLocker, Mr. Lobisser agreed to provide one-half hour of consulting services for no consideration. In February 2017, the
Company and Mr. Lobisser agreed to substantially curtail any mutual consulting services to be provided under the Services
Agreement, and that any further services would be provided at no charge. As of December 31, 2017, there were no amounts paid and no material amounts owed to RipeLocker for consulting services.

5.	Inventories

Inventories at December 31, 2017 and December 31, 2016, consisted of the following:

(in thousands)	December 31, 2017	December 31, 2016
Raw material	$2,148	$1,649
Work-in-process	6,585	7,963
Finished goods	14,647	5,132
Supplies	729	723
Total inventories	$24,109	$15,467

6.	Other Current Assets

The Company’s other current assets at December 31, 2017 and December 31, 2016 consisted of the following:

(in thousands)	December 31, 2017	December 31, 2016
VAT receivable	$14,088	$9,306
Prepaid income tax asset	$2,314	$1,910
Other	$2,282	$2,831
Total other current assets	$18,684	$14,047

7.	Property and Equipment

Property and equipment at December 31, 2017 and December 31, 2016 consisted of the following:

(in thousands, except for useful life data)	Useful life (years)	December 31, 2017	December 31, 2016
Leasehold improvements	7-20	$2,976	$1,463
Machinery & equipment	1-12	7,853	6,066
Furniture	1-12	1,698	843
Construction in progress		2,075	781
		14,602	9,153
Less: accumulated depreciation		(2,402)	(1,105)
Total property and equipment, net		$12,200	$8,048

Depreciation expense for the twelve months ended December 31, 2017 was $1.3 million. Depreciation expense was $0.9 million, $0.3 million, and $0.5 million for the year ended December 31, 2016, the five months ended December 31, 2015, and the seven months ended July 31, 2015, respectively. Depreciation expense is recorded in cost of sales, selling, general and administrative expense and research and development expense in the consolidated combined statements of income (loss).

8.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2017 and December 31, 2016 are as follows:

(in thousands)	Goodwill
Balance as of December 31, 2015	$56,006
Measurement period adjustments	6,367
Impairment	(62,373)
Balance as of December 31, 2016	$—
Goodwill as a result of the Business Combination	9,402
Balance as of December 31, 2017	$9,402

During the Company's annual goodwill impairment testing for the year ended December 31, 2016, it utilized the quantitative methods to assess impairment and concluded that goodwill was fully impaired.

The Company’s other intangible assets at December 31, 2017 and December 31, 2016 consisted of the following:

	December 31, 2017				December 31, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Other intangible assets:
Developed technology	$759,374	$(94,886)	$—	$664,488	$757,000	$(55,623)	$—	$701,377
In-process research and development	39,000	(2,889)	—	36,111	39,000	(722)	—	38,278
Trade name	29,816			29,816	35,500	—	(9,500)	26,000
Service provider network	2,000		—	2,000	2,000	—	—	2,000
Customer relationships	20,306	(806)	—	19,500	8,000	(472)	—	7,528
Software	1,274	(404)	—	870	660	(104)	—	556
Software not yet placed in service	5,022		—	5,022	753	—	—	753
Other	100	(25)	—	75	100	(8)	—	92
Total intangible assets	$856,892	$(99,010)	$—	$757,882	$843,013	$(56,929)	$(9,500)	$776,584

During the Company's annual impairment testing conducted for the year ended December 31, 2016, the Company recorded an impairment charge of $9.5 million on its AgroFresh and SmartFresh trade names. The annual impairment testing for the year ended December 31, 2017 resulted in no indicators of impairment.

The weighted-average amortization period remaining for the finite-lived intangible assets is 16.9 years. The weighted-average amortization period remaining for developed technology, customer relationships, in-process R&D, software, and other is 17.2, 21.6, 16.8, 3.1, and 4.5 years, respectively.

Amortization expense was $41.9 million, $40.3 million, $16.5 million, and $16.9 million for the twelve months ended December 31, 2017 and 2016, and the five months ending December 31, 2015 and the seven months ended July 31, 2015.

Estimated annual amortization expense for finite-lived intangible assets, excluding amounts in Work in Progress, subsequent to December 31, 2017 is as follows:

(in thousands)	Amount
2018	$43,657
2019	43,970
2020	43,951
2021	43,814
2022	43,691
Thereafter	501,960
Total	$721,043

9.	Accrued and Other Current Liabilities

The Company’s accrued and other current liabilities at December 31, 2017 and December 31, 2016 consisted of the following:

(in thousands)	December 31, 2017	December 31, 2016
Warrant consideration	$—	$1,080
Tax amortization benefit contingency	11,820	17,535
Working capital settlement	—	17,000
Additional consideration due seller	693	9,263
Dow settlement liability	10,000	—
Accrued compensation and benefits	8,932	6,352
Accrued rebates payable	5,027	4,701
Insurance premium financing payable	639	578
Severance	113	1,564
Deferred revenue	100	—
Other Notes Payable	5,056	—
Accrued taxes	7,848	4,598
Accrued Interest	6,321	—
Other	9,260	3,695
Total accrued and other current liabilities	$65,809	$66,366

10.	Debt

The Company’s debt, net of unamortized discounts and deferred financing fees, at December 31, 2017 and December 31, 2016 consisted of the following:

(in thousands)	December 31, 2017	December 31, 2016
Total Term Loan outstanding	$407,109	$408,246
Tecnidex loan outstanding	3,685	—
Less: Amounts due within one year	7,926	15,250
Total long-term debt due after one year	$402,868	$392,996

The Company evaluated the amount recorded under the Term Loan (defined below) and determined that the fair value as of December 31, 2017, and 2016, was approximately $408.2 million, and $380.9 million, respectively. The fair value of the debt is based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.

The Term Loan is presented net of deferred issuance costs, which are amortized using the effective interest method over the term of the Term Loan. Gross deferred issuance costs at the inception of the Term Loan were $12.9 million and as of December 31, 2017 and December 31, 2016 there were $8.3 million and $10.4 million of unamortized deferred issuance costs, respectively.

Scheduled principal repayments subsequent to December 31, 2017 are presented in the table below.

(in thousands)	Amount
2018	$7,926
2019	5,322
2020	4,250
2021	401,625
2022	—
Total	$419,123

Credit Facility (Successor)

On July 31, 2015, in connection with the consummation of the Business Combination, AgroFresh Inc. as the borrower and its parent, AF Solutions Holdings LLC (“AF Solutions Holdings”), a wholly-owned subsidiary of the Company, as the guarantor, entered into a Credit Agreement with Bank of Montreal, as administrative agent (the “Credit Facility”). The Credit Facility consists of a $425 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a $25 million revolving loan facility (the “Revolving Loan”). The Revolving Loan includes a $10 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of December 31, 2017, the Company has issued $0.56 million of letters of credit, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan has a scheduled maturity date of July 31, 2019. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75% or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries, and (b) AF Solutions Holdings, including the common stock of AgroFresh Inc.

The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to Rohm and Haas Company ("R&H"), a subsidiary of Dow, in connection with the Business Combination. Amounts available under the Revolving Loan may also be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Agreement. At December 31, 2017, there was $414.4 million outstanding under the Term Loan and no balance outstanding under the Revolving Loan.

As of the Closing Date, the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The interest expense related to the amortization of the debt issuance costs during the twelve months ended December 31, 2017 and December 31, 2016 was approximately $2.4 million and $2.3 million, respectively.

On November 18, 2015, the Credit Facility was amended. An existing provision in the credit agreement permitted the Company, subject to an overall cap of $12.0 million per fiscal year and certain other conditions, to pay dividends to the Company’s public stockholders and to redeem or repurchase, through July 31, 2016, the Company’s outstanding warrants for an aggregate purchase price of up to $10.0 million. The amendment expanded the scope of this provision to also permit the repurchase of shares of the Company’s outstanding common stock or other equity securities (subject to the same overall cap and other conditions).

Certain restrictive covenants are contained in the Credit Facility, which the Company was in compliance with as of December 31, 2017, other than certain covenants that apply only to the Company’s ability to borrow under the Revolving
Loan (excluding letters of credit). The Credit Facility imposes an overall cap on the total amount of dividends the Company can pay, together with the total amount of shares and warrants the Company can repurchase, of $12 million per fiscal year, and imposes certain other conditions on the Company’s ability to pay dividends.

Beginning with the year ended December 31, 2016, the Company is required to prepay Term Loan Borrowings and Incremental Term Loan Borrowings in an aggregate amount equal to 50% of the Excess Cash Flow for the fiscal year; provided that such amount of the Excess Cash Flow in any fiscal year shall be reduced by (i) the aggregate amount of prepayments of Term Loans and Incremental Term Loans made, (ii) to the extent accompanied by permanent reductions of Revolving Commitments, the aggregate amount of prepayments of Revolving Loans (other than prepayments financed with the proceeds of Indebtedness), (iii) repaid borrowings of Revolving Loans made on the Effective Date to account for any additional original issue discount or upfront fees that are implemented pursuant to the Fee Letter and (iv) the aggregate amount of cash dividends paid by the Company or Holdings to Holdings or Boulevard for the payment of the Seller Earnout; provided further that, prepayments of Term Loan Borrowings and Incremental Term Loan Borrowings shall only be required if 50% of the Excess Cash Flow for such fiscal year exceeds $5,000,000. The are no amounts due under this provision for the year ended December 31, 2017.

11.	Other Noncurrent Liabilities

The Company’s other noncurrent liabilities at December 31, 2017 and December 31, 2016 consisted of the following:

(in thousands)	December 31, 2017	December 31, 2016
Tax amortization benefit contingency	$31,562	$132,724
Deferred payment	—	2,498
Other	6,943	5,611
Total other noncurrent liabilities	$38,505	$140,833

12.	Stockholders’ Equity

The authorized common stock of the Company consists of 400,000,000 shares with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of December 31, 2017, there were 50,340,853 shares of common stock outstanding. As of December 31, 2017 there were warrants to purchase 15,983,072 shares of the Company’s common stock outstanding at a strike price of $11.50. Of the 15,983,072 warrants, 9,823,072 were issued as part of the units sold in the Company's initial public offering in February 2014 (1,201,928 warrants were subsequently repurchased during 2015) and 6,160,000 warrants were sold in a private placement at the time of such public offering.

On November 18, 2015, the Company announced that its board of directors had authorized a stock repurchase program (the “Repurchase Program”). The Repurchase Program authorized the Company to repurchase in the aggregate up to $10 million of the Company’s publicly-traded shares of common stock. The Repurchase Program was in effect for a period of one year, until November 17, 2016. Under the Repurchase Program, the Company repurchased 661,381 shares of its common stock for $3.9 million, which shares are classified as treasury stock on the Consolidated Balance Sheet.

In connection with and as a condition to the consummation of the Business Combination, the Company issued R&H one share of Series A Preferred Stock. R&H, voting as a separate class, is entitled to appoint one director to the Company’s board of directors for so long as R&H beneficially holds 10% or more of the aggregate amount of the outstanding shares of common stock and non-voting common stock of the Company. The Series A Preferred Stock has no other rights.

Simultaneously with the Closing, the Company issued 4,878,048 shares of common stock at a price of $10.25 per share in a private placement to raise an aggregate of $50 million of additional equity.

13.	Stock Compensation

The Company’s stock-based compensation is in accordance with the amended 2015 Incentive Compensation Plan (the “Plan”), pursuant to which the Compensation Committee of the Company is authorized to grant up to 5,150,000 shares to officers and employees of the Company, in the form of equity-based awards, including time or performance based options and restricted stock. In addition, the Company may grant cash-settled awards, including stock-appreciation rights (SARs) and phantom stock awards. As of December 31, 2017, there were 3,339,356 shares available for grant under the Plan.

Total stock-based compensation recorded by the Company for the twelve months ended December 31, 2017 and 2016, for both equity and liability-classified awards was $2.6 million and $3.7 million respectively.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of income (loss) for the twelve months ended December 31, 2017:

(in thousands)	Amount
Cost of sales	$191
Selling, general, and administrative expenses	$2,127
Research and development expenses	299
Total	$2,617

The following table summarizes the components of stock-based compensation expense in the consolidated statements of income (loss) for the twelve months ended December 31, 2016:

(in thousands)	Amount
Cost of sales	$—
Selling, general, and administrative expenses	$3,423
Research and development expenses	261
Total	$3,684

Time-Based Stock Options

During the twelve months ended December 31, 2017 and December 31, 2016, the Company’s compensation committee approved time-based stock options to be granted to officers and employees of the Company, which vest ratably over three years. A summary of the status of the Company’s time-based stock options (“Options”) for the years ended December 31, 2017 and 2016 were as follows:

	Number of Shares Underlying Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2016	1,106,875	$12.00	9.58	$—
Granted	167,598	5.37	9.76	—
Exercised	—	—	0	—
Forfeited or expired	(522,500)	12.00	0	—
Outstanding at December 31, 2016	751,973	10.52	8.91	—
Exercisable at December 31, 2016	—	—	0	—
Vested and expected to vest at December 31, 2016	751,973	$10.52	8.91	$—

Outstanding at January 1, 2017	751,973	$10.52	8.91	$—
Granted	181,800	4.37		—
Exercised	—	—	0	—
Forfeited or expired	(6,875)	9.78	0	—
Outstanding at December 31, 2017	926,898	$8.72	8.18	$—
Exercisable at December 31, 2017	445,449	3.69	7.91	—
Vested and expected to vest at December 31, 2017	926,898	$8.72	8.18	$—

The Options granted during the twelve months ended December 31, 2017 vest over a three year period, one-third on each anniversary of each holder's grant date.

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

	Year Ended December 31, 2017	Year Ended December 31, 2016
Weighted average grant date fair value	$2.39	$2.51
Risk-free interest rate	2.08%	1.32%
Expected life (years)	6.00	6.00
Estimated volatility factor	57.14%	48.3%
Expected dividends	None	None

As of December 31, 2017, the Company had unrecognized compensation costs for stock options, totaling $1.055 million that is expected to be recognized over an average period of 2.0 years.

Time-Based Stock Appreciation Rights (SARS)

During the year ended December 31, 2017, the Company’s compensation committee approved time-based stock appreciation rights ("SARs") to be granted to officers and employees of the Company outside of the United States, which vest ratably over three years. A summary of the Company’s time-based SARs as of December 31, 2017 is as follows:

	Number of Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2016	165,000	$12.00	9.71	$—
Granted	—	—	0	—
Exercised	—	—	0	—
Forfeited or expired	(6,875)	12.00	0	—
Outstanding at December 31, 2016	158,125	12.00	8.71	—
Exercisable at December 31, 2016	—	—	0	—
Vested and expected to vest at December 31, 2016	158,125	$12.00	8.71	$—

Outstanding at January 1, 2017	158,125	$12.00	8.71	$—
Granted	9,350	2.39	0	—
Exercised	—	—	0	—
Forfeited or expired	(91,850)	10.88	0	—
Outstanding at December 31, 2017	75,625	$9.83	7.75	$—
Exercisable at December 31, 2017	—	—	0	—
Vested and expected to vest at December 31, 2017	75,625	$9.83	7.75	$—

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

Upon issuance, the fair value of each SAR award was estimated using the Hull-White option pricing model with the assumptions described below. For the periods indicated, since the Company has limited historical volatility information available, the expected volatility was based on actual volatility for comparable public companies projected over the expected terms of SAR awards. The Company did not apply a forfeiture rate to the SAR awards as there is not enough historical information available to estimate. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR awards. The expected life was calculated as the average time to achieve the 2.0x strike exercise price in the simulation. Because the SARs are liability classified, they are revalued at each reporting date. The assumptions used to value the SARs as of their issuance dates and as of December 31, 2017 are presented below:

	As of December 31, 2017	As of December 31, 2016
Fair value of awards	$2.21	$0.32
Risk-free interest rate	2.22%	1.87%
Expected life (years)	3.95	4.73
Estimated volatility factor	54.5%	54.5%
Expected dividends	None	None

As of December 31, 2017, the Company had unrecognized compensation costs for SARs, totaling $29 thousand that is expected to be recognized over an average period of 1.7 years.

Restricted Stock

During the twelve months ended December 31, 2017 and December 31, 2016, the Company’s compensation committee approved equity-classified performance-based and time based restricted stock awards to be granted to officers, employees of the Company, which vest ratably over three years. A summary of the Company’s restricted stock awards as of December 31, 2017 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs at January 1, 2016	596,491	$6.34
Granted	194,570	5.32
Vested	(354,637)	6.34
Forfeited or expired	(139,441)	6.35
Non-vested RSUs at December 31, 2016	296,983	$5.66

Non-vested RSUs at January 1, 2017	296,983	$5.66
Granted	513,851	4.32
Vested	(63,744)	5.46
Forfeited or expired	(302,283)	6.26
Non-vested RSUs at December 31, 2017	444,807	$5.35

As of December 31, 2017, Management has concluded that it is not probable that the performance condition for the RSUs issued in 2015 and 2016 will be met and therefore no compensation is expected to be recognized for those RSUs; however, if it becomes probable that those performance conditions will be met, the Company could recognize up to $1.0 million. Unrecognized compensation expense for the unvested time-based restricted shares is $3.13 million, which is expected to be recognized over a weighted average period of 2.2 years.

Phantom Stock Awards

During the twelve months ended December 31, 2017 and December 31, 2016, the Company’s compensation committee approved phantom stock awards to be awarded to officers and employees of the Company located outside of the United States, which vest ratably over three years. These awards will be settled in cash upon vesting and are therefore liability-classified, requiring remeasurement at each balance sheet date. A summary of the Company’s Phantom Stock Awards as of December 31, 2017 is as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Non-vested phantom stock awards at January 1, 2016	154,502	$6.34
Granted	10,500	6.11
Vested	(49,655)	6.34
Forfeited or expired	(5,538)	6.34
Non-vested phantom stock awards at December 31, 2016	109,809	$6.32

Non-vested phantom stock awards at January 1, 2017	109,809	$6.32
Granted	90,000	4.35
Vested	—	—
Forfeited or expired	(121,009)	6.34
Non-vested phantom stock awards at December 31, 2017	78,800	$5.91

As of December 31, 2017, Management concluded that it is not probable that the performance condition for the phantom shares issued in 2015 and 2016 will be met and therefore no compensation is expected to be recognized for those phantom shares;

however, if it becomes probable that those performance conditions will be met, the Company could recognize up to $0.3 million of additional compensation expense. Unrecognized compensation expense for the unvested time-based phantom shares is $0.4 million, which is expected to be recognized over a weighted average period of 2.2 years.

Director Shares

On January 31, 2014, 20,125 founder shares were transferred to each of Boulevard’s three independent directors (“Director Shares”), adjusted for the effect of stock dividends in February 2014 (for a total of 60,375 founder shares). On March 13, 2014, the underwriters exercised a portion of the over-allotment option from the Public Offering, resulting in a portion of the Director Shares being forfeited. As a result, the Director Shares were adjusted ratably resulting in each director holding 18,375 Director Shares (for a total of 55,125 Director Shares) at December 31, 2017.

The Director Shares were effectively subject to achievement of two performance conditions — the Company completing its initial public offering (IPO) and a business combination within 21 months of the IPO. Additionally 25% (13,781 shares in the aggregate) are subject to forfeiture if the Company’s stock price does not trade at or above $13 for any 20 days of a 30 day period commencing on the Closing date through July 31, 2020 (5 years).

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

As of December 31, 2017, the Company had unrecognized compensation costs for the Director Shares of $2 thousand that is expected to be recognized over an average period of 1.0 year.

Board of Director Grants

Certain directors receive shares of restricted stock subject to the terms, provisions and restrictions of the 2015 Incentive Compensation Plan. The shares granted during the five months ended December 31, 2015 vest over a three year period, one-third on each anniversary of each holder’s grant date, provided the Director is still serving as a director of the Company. The shares granted during the twelve months ended December 31, 2017 and 2016, vest over a one year period on the one year anniversary of each holder's grant date, provided the Director is still serving as a director of the Company. Upon termination of directorship for any reason, the Director immediately forfeits any unvested shares without payment. A summary of the Company’s time-based restricted stock awarded to the Board of Directors for the twelve months ended December 31, 2017 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested time-based restricted stocks at January 1, 2016	26,387	$6.34
Granted	69,539	5.08
Vested	(76,802)	5.22
Forfeited or expired	(4,600)	6.34
Non-vested time-based restricted stock at December 31, 2016	14,524	$6.22

Non-vested time-based restricted stock at January 1, 2017	14,524	$6.22
Granted	96,853	5.42
Vested	(104,115)	5.40
Forfeited or expired
Non-vested time-based restricted stock at December 31, 2017	7,262	$5.48

As of December 31, 2017, the Company had unrecognized compensation costs for the Director shares of $0.2 million that is expected to be recognized over an average period of 1.5 years.

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

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income (loss) per common share:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Basic weighted-average common shares outstanding	49,808,600	49,462,205
Effect of dilutive options, performance stock units and restricted stock	382,703	—
Dilute weighted-average shares outstanding	50,191,303	49,462,205

Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company's common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following represents amounts that could potentially dilute basic EPS in the future:

Stock-based compensation awards(1):
Stock options	577,500
Warrants:
Private placement warrants	6,160,000
Public warrants	9,823,072
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

15.	Income Taxes

(Loss) income before income taxes consists of the following components:

	Successor			Predecessor
(amounts in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016	August 1, 2015 Through December 31, 2015	January 1, 2015 Through July 31, 2015
Domestic	$(1,118)	$(111,056)	$(34,139)	$29,053
Foreign	20,101	12,516	470	(32,261)
Total	$18,983	$(98,540)	$(33,669)	$(3,208)

Significant components of income taxes are as follows:

	Successor			Predecessor
(amounts in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016	August 1, 2015 Through December 31, 2015	January 1, 2015 Through July 31, 2015
Currently payable:
Federal	$1,323	$—	$—	$14,370
State and Local	32	(1)	8	305
Foreign	6,581	(771)	646	392
Total currently payable	7,936	(772)	654	15,067

Deferred:
Federal	(14,801)	10,073	(18,308)	(4,115)
State and Local	256	(482)	(789)	(57)
Foreign	2,030	4,201	(789)	(46)
Total deferred	(12,515)	13,792	(19,886)	(4,218)
Provision (benefit) for income taxes	$(4,579)	$13,020	$(19,232)	$10,849

A reconciliation of income tax expense at the U.S. Federal statutory income tax rate to actual income tax provision is as follows:

	Successor			Predecessor
(amounts in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016	August 1, 2015 Through December 31, 2015	January 1, 2015 Through July 31, 2015
Tax at Statutory Rate	$6,654	$(34,490)	$(11,785)	$(1,123)
State income taxes, net of federal tax benefit	166	(313)	(508)	141
Effect of Foreign Items	2,101	(788)	(411)	2,315
Goodwill impairment	—	21,831	—	—
Valuation Allowance and unbenefited losses	18,452	28,466	(2,004)	9,321
U.S. valuation allowance release	(15,388)	—	—	—
Deferred Tax Rate Changes	(17,312)	—	—	—
Transaction Costs	470	—	—	—
Tax Incentives	(68)	(82)	(34)	—
Warrants	168	(1,722)	(4,557)	—
Other	178	118	67	195
Provision (benefit) for income taxes	$(4,579)	$13,020	$(19,232)	$10,849

Income tax expense for the twelve months ended December 31, 2017, twelve months ended December 31, 2016, five months ended December 31, 2015, and seven months ended July 31, 2015 include certain discrete tax items for changes in valuation allowances, non-deductible U.S. goodwill impairment, foreign effective rate items and other rate modifying items.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted in the U.S. The TCJA significantly revised the U.S. federal corporate income tax by, among other things, lowering the corporate income tax rate to 21%, implementing a territorial tax system, and imposing a repatriation tax on earnings of foreign subsidiaries that are deemed to be repatriated to the U.S.

U.S. GAAP accounting for income taxes requires that the Company records the impacts of any tax law change on deferred income taxes in the quarter that the tax law change is enacted. Due to the complexities involved in accounting for the enactment of TCJA, SEC Staff Accounting Bulletin (“SAB”) 118 allows the Company to provide a provisional estimate of the impacts of the TCJA in its earnings for the fourth quarter and year ending December 31, 2017. Accordingly, based on currently available information, the Company recorded a net benefit of $17.0 million in the Consolidated and Combined Statements of Income (Loss) as a component of “Provision (benefit) for income taxes”. The $17.0 million net benefit consisted of a $17.5 million benefit resulting from the remeasurement of the Company’s net deferred tax liabilities in the U.S. based on the new lower corporate income tax rate and, is in part, offset by a $0.5 million expense relating to the one-time, repatriation tax on previously deferred earnings of certain non-U.S. subsidiaries that are owned either wholly or partially by a U.S. subsidiary of the Company.

Although the $17.0 million net benefit represents what the Company believes is a reasonable estimate of the impact of the income tax effects of the TCJA on the Company’s consolidated financial statements as of December 31, 2017, it should be considered provisional. It will require adjustments as additional guidance from the U.S. Department of Treasury is provided and once the Company finalizes certain tax positions when the Company files its 2017 U.S. tax return, the Company will be able to conclude whether any further adjustments are required to its net deferred tax liability balance in the U.S. of $25.4 million as of December 31, 2017, as well as to the liability associated with the one-time, repatriation tax. Any adjustments to these provisional amounts will be reported as a component of tax expense in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018. The Company is still evaluating the potential future impacts of the global intangible low-taxed income (“GILTI”) and base erosion and anti-abuse tax (“BEAT”) provisions of the TCJA, and no provisional deferred tax liability has been provided as the Company currently believes that these minimum tax regimes will not have a material impact on future tax liabilities.

For the year ended December 31, 2017, the Company recorded a tax benefit of $17.3 million for the remeasurement of deferred income tax assets and liabilities related to tax legislation enactments like the TCJA in the U.S. and other foreign tax legislation enactments. In addition, the Company recorded an income tax expense of $18.5 million for the increase in net valuation allowances for certain tax attributes and other unbenefited losses. The unbenefitted losses related to the elimination of intercompany profit in inventory. In addition the company released the valuation allowance in the U.S. tax jurisdiction of $15.4 million as sufficient deferred income tax liabilities exist such that the deferred tax assets are more likely than not to be realized.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2017 and December 31, 2016 are as follows:

(amounts in thousands)	December 31, 2017	December 31, 2016
Deferred tax assets:
Intangible assets other than goodwill	$—	$5,208
Pension and other retiree obligations	209	547
Inventory	89	46
Other accruals and reserves	2,370	2,546
Loss and credit carryforwards	10,932	27,682
Other	886	952
Valuation allowance	(13,061)	(27,732)
Deferred tax assets	1,425	9,249

Deferred tax liabilities:
Intangible assets other than goodwill	(21,753)	—
Property, plant and equipment	(2,604)	(790)
Deferred tax liabilities	(24,357)	(790)
Net deferred tax assets / (liabilities)	$(22,932)	$8,459

The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses). The carrying value of deferred tax assets is based on the Company’s assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence.

Gross operating loss carryforwards amounted to $7.0 million for foreign jurisdictions, $42.4 million for U.S. federal, and $6.5 million for U.S. States at December 31, 2017. These operating loss carryforwards related to the 2015, 2016 and current 2017 tax periods. At December 31, 2017, none of the operating loss carryforwards were subject to expiration in 2017 through 2019. The operating loss carryforwards expiring in years 2021 through 2027 make up $0.9 million of the recorded deferred tax asset. The operating loss carryforwards expiring in years 2030 through 2038 make up $9.2 million of the recorded deferred tax asset. The remaining deferred tax asset relating to operating loss carryforwards of $1.3 million have an indefinite expiration. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.

As of December 31, 2017, management determined that sufficient negative evidence exists to conclude that it is more-likely-than-not that the certain income tax assets in the U.S. and Korea are not realizable, and therefore, increased the valuation allowance accordingly.

The Company has recorded tax credits in the U.S. for research and development expenditures that were generated in in 2015, 2016, and 2017 for a total amount of $0.2 million. These credits will expire beginning in 2035.

U.S. income and foreign withholding taxes have not been recognized for the difference between the financial reporting and tax basis of the investments in foreign subsidiaries that are indefinitely reinvested outside the U.S. This amount may be recognized upon a sale or liquidation of the subsidiary.

Uncertain Tax Positions

	Successor			Predecessor
(amounts in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016	August 1, 2015 Through December 31, 2015	January 1, 2015 Through July 31, 2015
Beginning Balance	$—	$—	$—	$—
Additions of tax positions of the current year	—	—	—	—
Additions to tax positions of the prior years	2,884	—	—	—
Reductions of tax positions of the prior years	—	—	—	—
Settlements with taxing authorities	—	—	—	—
Expiration of statutes of limitations	—	—	—	—
Provision (benefit) for income taxes	2,884	—	—	—

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company started its operations on July 31, 2015, and has no history of U.S. federal, state and local, and foreign income tax examinations by tax authorities for any open statutes. As of December 31, 2017 and 2016, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company's financial statements, of $2.9 million and $0.0 million, respectively. If recognized in the fiscal years ended December 31, 2017 and 2016, $2.9 million and $0.0 million, respectively, of these benefits would have reduced income tax expense and the effective tax rate. Of these amounts, approximately $0.2 million and $0.0 million of the Company's unrecognized tax benefits at December 31, 2017 and 2016, respectively, are indemnified and the release of the indemnification asset will have an offsetting impact to the effective tax rate of the Company. Of the $2.9 million and $0.0 million benefits at December 31, 2017 and 2016, respectively, approximately $1.1 million and $0.0 million have been recorded as a reduction to the related deferred tax asset for the net operating loss in accordance with Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists for all periods. The total amount of unrecognized tax benefits is not expected to change within 12 months of the reporting date. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefit within the provision for income taxes in the Consolidated and Combined Statements of Income (Loss). The Company recorded an increase of $0.5 million of interest and penalties as part of "Provision for income taxes" in the Company's Consolidated and Combined Statements of Income (Loss) during the period ending December 31, 2017. Cumulative interest and penalties of $0.5 million and $0.0 million are recorded as part of "Income taxes payable" for December 31, 2017 and 2016, respectively.

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

Geographic Regions

Net sales by geographic region, based on the location of the customer, were as follows:

	Successor			Predecessor
(in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016	August 1, 2015 Through December 31, 2015	January 1, 2015 Through July 31, 2015
Net sales:
North America (1)	$53,556	$56,201	$55,870	$2,938
Latin America (2)	26,657	24,315	729	24,314
EMEA (3)	70,193	64,671	52,534	12,369
Asia Pacific (4)	13,620	14,482	1,948	13,061
Total Net sales	$164,026	$159,669	$111,081	$52,682

Sales of SmartFresh™ accounted for approximately 87%, 90%, and 95%of our total worldwide net sales for the years December 31, 2017, 2016, and 2015, respectively.

———————————————————————————————

(1)	North America includes the United States and Canada.

(2)	Latin America includes Argentina, Brazil, Chile, Guatemala, and Mexico.

(3)	EMEA includes Europe, the Middle East, and Africa.

(4)	Asia Pacific includes China, South Korea, Japan, Australia, and New Zealand.

Net property, plant and equipment by geographic region at the end of each period was as follows:

	Successor
(in thousands)	December 31, 2017	December 31, 2016
Net property, plant and equipment:
North America	$7,306	$6,572
All other	4,894	1,476
Total property, plant and equipment	$12,200	$8,048

17.	Commitments and Contingencies

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

Operating Leases

The Company uses various leased facilities and equipment in its operations. The lease terms for these leased assets vary depending on the terms of the applicable lease agreement. Rental expense for all operating leases totaled $3.2 million, $3.3 million, $0.9 million, and $0.8 million for the twelve months ended December 31, 2017, the twelve months ended December 31, 2016, the five months ended December 31, 2015, and the seven months ended July 31, 2015, respectively. At December 31, 2017, the Company had no residual value guarantees related to its operating leases. Future minimum lease payments as of December 31, 2017 under noncancelable operating leases are as follows:

(in thousands)	Future Lease Payments
2018	$1,149
2019	1,151
2020	1,107
2021	1,056
2022	992
Thereafter	1,027
Total	$6,482

18.	Fair Value Measurements

Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2017:

(in thousands)	Level 1	Level 2	Level 3	Total
Tax amortization benefit contingency(1)	—	—	43,382	43,382
Contingent consideration(2)	—	—	691	691
Interest rate contract (3)	—	456	—	456
Stock appreciation rights(4)	—	—	268	268
Phantom shares(5)	—	—	186	186
Total	$—	$456	$44,527	$44,983

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2016:

(in thousands)	Level 1	Level 2	Level 3	Total
Warrant consideration(6)	$—	$1,080	$—	$1,080
Tax amortization benefit contingency(1)	—	—	150,260	150,260
Deferred acquisition payment(7)	—	—	2,498	2,498
Stock appreciation rights(4)	—	—	22	22
Phantom shares(5)	—	—	4	4
Total	$—	$1,080	$152,784	$153,864

———————————————————————————————

(1)
The fair value of the tax amortization benefit contingency is measured using an income approach based on the Company’s best estimate of the undiscounted cash payments to be made, with the current portion tax effected at 35.3% and the non-current portion tax effected at 21.5% due to the TCJA and discounted to present value utilizing an appropriate market discount rate. Per the April 4, 2017 Amendment Agreement, payments due to Dow under the Tax Receivable Agreement was reduced from 85% to 50% of the applicable tax savings realized by the Company. The valuation technique used did not change during the twelve months ended December 31, 2016 and December 31, 2017.

(2)	The fair value of the contingent consideration related to the Tecnidex acquisition.

(3)
The derivative assets and liabilities relate to an interest rate derivative that is measured at fair value using observable market inputs such as interest rates, our own credit risks as well as an evaluation of the counterpart's' credit risks.

(4)	The fair value of the stock appreciation right was measured using a Black Scholes pricing model during the twelve months ended December 31, 2016 and December 31, 2017.

(5)
The fair value of phantom shares are based on the fair value of the Company's common stock. The valuation technique used did not change during the twelve months ended December 31, 2016 and December 31, 2017.

(6)
This liability relates to warrants to purchase the Company's common stock and future obligations to deliver additional warrants in relation to the Business Combination. The inputs used in the fair value measurement were directly observable quoted prices for identical assets in an inactive market.

(7)
The fair value of the deferred acquisition payment is measured using a Black-Scholes option pricing model and based on the Company’s best estimate of the Company’s average Business EBITDA, as defined in the Purchase Agreement, over the two year period from January 1, 2016 to December 31, 2017. The valuation technique used did not change during the twelve months ended December 31, 2016 and December 31, 2017.

There were no transfers between Level 1 and Level 2 and no transfers out of Level 3 of the fair value hierarchy during the twelve months ended December 31, 2017 and December 31, 2016.

At December 31, 2017, the Company evaluated the amount recorded under the Term Loan and determined that the fair value was approximately $408.2 million. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the periods presented in our Level 3 financial instruments that are measured at fair value on a recurring basis. These instruments relate to contingent consideration payable to Dow in relation to the Business Combination.

(in thousands)	Tax amortization benefit contingency	Contingent consideration related to acquisition	Deferred acquisition payment	Interest rate contract (3)	Stock appreciation rights	Phantom shares	Total
Balance, December 31, 2016	$150,260		$2,498		$22	$4	$152,784
Dow settlement	(86,931)		—		—	—	(86,931)
Accretion	8,432		—		—	—	8,432
TRA payment to Dow	(3,744)						(3,744)
Tecnidex acquisition		691					691
Interest rate contract				456			456
Stock compensation expense	—		—		246	182	428
Mark-to-market adjustment	(24,924)		(2,498)		—	—	(27,422)
Balance, December 31, 2017	$43,093	$691	$—	$456	$268	$186	$44,694

19.	Severance

There was $0.3 million of severance expense for the twelve months ended December 31, 2017. For the twelve months ended December 31, 2016, there was $3.2 million of severance expense. This amount, which does not include stock compensation expense, was recorded in selling, general and administrative expense in the condensed consolidated statements of income (loss). As of December 31, 2017, the Company had $0.2 million of severance liability, of which $0.1 million will be paid out over the next year.

20.	Quarterly Financial Data (Unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017:
Net sales	$32,730	$16,389	$60,772	$54,135
Cost of sales	$5,839	$3,906	$11,620	$11,290
Gross profit	$26,891	$12,483	$49,152	$42,845
(Loss) income before taxes	$(10,647)	$(14,302)	$13,178	$30,754
Net (loss) income	$(12,029)	$2,607	$9,546	$23,438
Net (loss) income per common share:
Basic	$(0.24)	$0.05	$0.19	$0.47
Diluted	$(0.24)	$0.05	$0.19	$0.47

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016:
Net sales	$28,411	$18,385	$61,200	$51,673
Cost of sales	$23,820	$15,833	$8,905	$11,791
Gross profit	$4,591	$2,552	$52,295	$39,882
(Loss) income before taxes	$(40,426)	$(40,790)	$11,988	$(29,595)
Net (loss) income	$(25,137)	$(25,164)	$7,312	$(68,854)
Net (loss) income per common share:
Basic	$(0.51)	$(0.51)	$0.15	$(1.40)
Diluted	$(0.51)	$(0.51)	$0.15	$(1.40)

———————————————————————————————

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2017, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has conducted an evaluation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2017. In making this assessment, management used the criteria in Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of December 31, 2017 was effective.

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

We believe that the material weakness described above resulted in large part from the completion of the Business Combination on July 31, 2015. Following the completion of the Business Combination, and through 2016 we have been building a standalone financial infrastructure, and this process continued in 2017. Management designed and implemented certain remediation measures to address the material weakness and to improve controls over financial reporting. Among other things, during 2016 we hired permanent full-time finance and accounting personnel, built business and financial processes, developed formal policies and procedures related to expense cut-offs, and conducted training and education of appropriate personnel regarding cost estimates and expense cut-off dates.

We are committed to maintaining a strong control environment. These remediation efforts represent a significant and sustained improvement in our control environment that allowed us to fully remediate the material weakness outlined above as of December 31, 2016.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2018 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2017.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2018 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2018 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2018 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2018 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted either because they are not applicable, not required, or because the required information is included in the consolidated and combined financial statements or the notes thereto. The following documents are filed as part of this report:

		Page
(1)	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	51
	Consolidated Balance Sheets	52
	Consolidated and Combined Statements of (Loss) Income	53
	Consolidated and Combined Statements of Comprehensive (Loss) Income	54
	Consolidated and Combined Statement of Stockholders’ Equity	55
	Consolidated and Combined Statement of Cash Flows	56
	Notes to Consolidated and Combined Financial Statements	58

(2)	Financial Statement Schedules
	Schedule I—Condensed Financial Information of Registrant	89
	Schedule II—Valuation and Qualifying Accounts	93

(3)	Exhibits
	The Exhibits required to be filed are set forth on the Index to Exhibits immediately preceding the signature page to this Report and are incorporated herein by reference.	94

SCHEDULE I - CONDENSED FINANCIAL INFORMATION

AgroFresh Solutions, Inc.
Parent Company Information
Condensed Balance Sheets
(In thousands)

	Successor
	December 31, 2017	December 31, 2016
ASSETS
Accounts receivable from subsidiary	$101,504	$4,114
Investment in subsidiaries	342,810	333,003
Claims for income tax refunds	(16)	16
Deferred income tax asset	(24)	—
TOTAL ASSETS	$444,274	$337,133

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable to subsidiaries	$1,909	$1,909
Income taxes payable	26,285	—
Total liabilities	28,194	1,909
Total stockholders’ equity	416,080	335,224
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$444,274	$337,133

See accompanying notes to condensed financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION

AgroFresh Solutions, Inc.
Parent Company Information
Condensed Statements of Operations and Comprehensive Income (Loss)
(In thousands)

(in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016	August 1, 2015 Through December 31, 2015
Net sales	$—	$—	$—
Selling, general and administrative expenses	27	27	2,256
Income (loss) in earnings of subsidiaries	10,005	(93,132)	(30,598)
Income (loss) before taxes	9,978	(93,159)	(32,854)
(Benefit) provision for income taxes	(13,584)	18,401	(18,417)
Net income (loss)	$23,562	$(111,560)	$(14,437)

See accompanying notes to condensed financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION

AgroFresh Solutions, Inc.
Parent Company Information
Condensed Statements of Cash Flows
(In thousands)

(in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016
Cash flows from operating activities:
Net cash provided by operating activities	10,000	1,818

Cash flows from investing activities:
Net cash provided by (used in) investing activities	—	—

Cash flows from financing activities:
Repurchase of stock for treasury	—	(1,487)
Payment of withholding taxes on stock-based compensation	—	(331)
Payment of Dow liabilities settlement	(10,000)	—
Net cash (used in) by financing activities	(10,000)	(1,818)

Net increase (decrease) in cash and equivalents during the period	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

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

The accompanying Condensed Financial Statements include the accounts of the Parent Company and, on an equity basis, its direct and indirect subsidiaries and affiliates. Accordingly, these condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with the consolidated and combined financial statements of AgroFresh Solutions, Inc.

The condensed parent-only financial statement have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of the Company exceed 25% of the consolidated net assets of the Company.

2. Commitments and Contingencies

As discussed in Note 10 to the consolidated and combined financial statements, in connection with the consummation of the Business Combination, AgroFresh Inc. as the borrower and its parent, AF Solutions Holdings LLC, a wholly-owned subsidiary of the Parent Company, as the guarantor, entered into the Credit Facility with Bank of Montreal. The Credit Facility consists of a $425.0 million Term Loan and a $25.0 million Revolving Loan. The Revolving Loan includes a $10.0 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries and (b) AF Solutions Holdings LLC, including the common stock of AgroFresh Inc.

The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan has a scheduled maturity date of July 31, 2019. Maturities of long-term debt for the five years following December 31, 2017 are $7.9 million in 2018, $5.3 million in 2019, $4.3 million in 2020, $401.6 million in 2021, and $0.0 million in 2022.

The Credit Facility imposes an overall cap on the total amount of dividends the Parent Company can pay, together with the total amount of shares and warrants the Parent Company can repurchase, of $12.0 million per fiscal year, and imposes certain other conditions on the Parent Company’s ability to pay dividends.

3. Dividends

The ability of the Parent Company’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ financing arrangements (see Note 10 to the consolidated and combined financial statements).

SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(amounts in thousands)	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period
Successor
Year Ended December 31, 2017	$1,242	$1,395	$(1,087)	$1,550
Year Ended December 31, 2016	$190	$1,159	$(107)	$1,242
August 1, 2015 to December 31, 2015	$—	$190	$—	$190
Predecessor
January 1, 2015 to July 31, 2015	$1,678	$(602)	$—	$1,076

INDEX TO EXHIBITS

Exhibit No.		Description
1.1	(1)	Form of Underwriting Agreement.
2.1	(18)	Stock Purchase Agreement, dated as of April 30, 2015, by and between Boulevard Acquisition Corp. and The Dow Chemical Company.
3.1	(2)	Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2015.
3.2	(2)	Series A Certificate of Designation.
3.3	(3)	Amended and Restated Bylaws.
3.4	(4)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of September 3, 2015.
3.5	(21)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation
4.1	(2)	Specimen Common Stock Certificate.
4.2	(2)	Specimen Warrant Certificate.
4.3	(5)	Warrant Agreement, dated as of February 12, 2014, by and between AgroFresh Solutions, Inc. and Continental Stock Transfer & Trust Company.
10.1(a)	(5)	Letter Agreement, dated February 12, 2014, among AgroFresh Solutions, Inc., Boulevard Acquisition Sponsor, LLC and Avenue Capital Management II, L.P.
10.1(b)	(5)	Letter Agreement, dated February 12, 2014, among AgroFresh Solutions, Inc., Boulevard Acquisition Sponsor, LLC and Robert J. Campbell.
10.1(c)	(5)	Letter Agreement, dated February 12, 2014, among AgroFresh Solutions, Inc., Boulevard Acquisition Sponsor, LLC and Joel Citron.
10.1(d)	(5)	Letter Agreement, dated February 12, 2014, among AgroFresh Solutions, Inc., Boulevard Acquisition Sponsor, LLC and Darren Thompson.
10.2	(6)	Form of Indemnification Agreement.
10.3	(5)
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

10.17	(14)	Employment Agreement, dated July 14, 2016, between AgroFresh Solutions, Inc. and Jordi Ferre.
10.18	(15)	Employment Agreement, dated as of September 23, 2016, between AgroFresh Solutions, Inc. and Katherine Harper.
10.19	(16)	Separation Agreement and Release between AgroFresh Solutions, Inc. and Margaret M. Loebl.
10.20	(17)	Services Agreement, dated November 29, 2016, among AgroFresh Solutions, Inc., RipeLocker LLC and George Lobisser.
10.21	(19)	Form of Stock Option Agreement used in connection with the AgroFresh Solutions, Inc. 2015 Incentive Compensation Plan.
10.22	(19)	Form of Restricted Stock Agreement used in connection with the AgroFresh Solutions, Inc. 2015 Incentive Compensation Plan.
10.23	(20)	Agreement dated April 4, 2017, among the registrant, The Dow Chemical Company, Rohm and Haas
10.24	(20)	First Amendment to Tax Receivables Agreement, dated April 4, 2017, among the registrant, The Dow Chemical Company, Rohm and Haas Company and AgroFresh Inc.
10.25	(20)	Letter Agreement, dated April 4, 2017, between the registrant and The Dow Chemical Company.
10.26	(20)	Letter Agreement, dated April 4, 2017, among the registrant, The Dow Chemical Company, Rohm and Haas Company and Boulevard Acquisition Sponsor, LLC.
10.27	(21)	First Amendment to 2015 Incentive Compensation Plan
10.28	*	Employment Agreement, dated as of September 15, 2015, between AgroFresh Solutions, Inc. and Thomas Ermi.
14.1	(11)	AgroFresh Solutions, Inc. Code of Business Conduct.
21.1	*	List of subsidiaries.
23.1	*	Consent of Deloitte & Touche LLP.
24.1	*	Power of Attorney (included on the signature page to this report).
31.1	*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.LAB	*	XBRL Taxonomy Label Document
101.PRE	*	XBRL Presentation Linkbase Document
101.DEF	*	XBRL Definition Linkbase Document

———————————————————————————————

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-193320) filed with the Securities and Exchange Commission on January 13, 2014.

(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on August 6, 2015.

(3)	Incorporated by reference to Annex A to the Company’s definitive proxy statement (File No. 001-36197) filed with the Securities and Exchange Commission on July 16, 2015.
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

(19)	Incorporated by reference to an exhibit to the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 16, 2017.

(20)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on April 6, 2017.

(21)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on June 7, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AgroFresh Solutions, Inc.
Date:	March 22, 2018

/s/ Jordi Ferre
By:	Jordi Ferre
Title:	Chief Executive Officer

/s/ Katherine Harper
By:	Katherine Harper
Title:	Chief Financial Officer

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

Signature	Title	Date

/s/ Jordi Ferre	Chief Executive Officer and Director	March 22, 2018
Jordi Ferre	(Principal Executive Officer)

/s/ Katherine Harper	Executive Vice President and Chief Financial Officer	March 22, 2018
Katherine Harper	(Principal Financial and Accounting Officer)

/s/ Nance K. Dicciani	Chair of the Board	March 22, 2018
Nance K. Dicciani

/s/ Robert J. Campbell	Director	March 22, 2018
Robert J. Campbell

/s/ Gregory M. Freiwald	Director	March 22, 2018
Gregory M. Freiwald

/s/ Torsten Kraef	Director	March 22, 2018
Torsten Kraef

/s/ Denise L. Devine	Director	March 22, 2018
Denise L. Devine

/s/ Macauley Whiting, Jr.	Director	March 22, 2018
Macauley Whiting, Jr.

/s/ George Lobisser	Director	March 22, 2018
George Lobisser