Form 10-Q
period 2018-03-31
AgroFresh Solutions, Inc.
filed 2018-05-10
CIK 1592016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
The number of shares of common stock outstanding as of May 3, 2018 was 50,430,366.

PART I - FINANCIAL INFORMATION

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2018	December 31, 2017

ASSETS
Current Assets:
Cash and cash equivalents	$56,962	$64,533
Accounts receivable, net of allowance for doubtful accounts of $1,463 and $1,550, respectively	65,766	71,509
Inventories	20,612	24,109
Other current assets	21,840	18,684
Total current assets	165,180	178,835
Property and equipment, net	13,737	12,200
Goodwill	5,748	9,402
Intangible assets, net	746,977	757,882
Deferred income tax assets	6,606	8,198
Other assets	11,308	16,746
TOTAL ASSETS	$949,556	$983,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,337	$15,014
Current portion of long-term debt	7,700	7,926
Income taxes payable	7,689	5,931
Accrued expenses and other current liabilities	43,391	65,809
Total current liabilities	66,117	94,680
Long-term debt	402,209	402,868
Other noncurrent liabilities	39,193	38,505
Deferred income tax liabilities	33,168	31,130
Total liabilities	540,687	567,183

Commitments and contingencies (see Note 17)
Stockholders’ equity:
Common stock, par value $0.0001; 400,000,000 shares authorized, 51,055,747 and 51,002,234 shares issued and 50,394,366 and 50,340,853 shares outstanding at March 31, 2018 and December 31, 2017, respectively	5	5
Preferred stock; par value $0.0001, 1 share authorized and outstanding at March 31, 2018 and December 31, 2017	—	—
Treasury stock; par value $0.0001, 661,381 shares at March 31, 2018 and December 31, 2017	(3,885)	(3,885)
Additional paid-in capital	533,524	533,015
Accumulated deficit	(121,696)	(108,729)
Accumulated other comprehensive loss	(7,613)	(12,769)
Total AgroFresh stockholders’ equity	400,335	407,637
Non-controlling Interest	8,534	8,443
Total stockholders' equity	408,869	416,080
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$949,556	$983,263

 See accompanying notes to condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net sales	$38,351	$32,730
Cost of sales (excluding amortization, shown separately below)	10,846	5,839
Gross profit	27,505	26,891
Research and development expenses	3,069	3,297
Selling, general, and administrative expenses	16,311	16,431
Amortization of intangibles	10,939	10,445
Change in fair value of contingent consideration	138	215
Operating loss	(2,952)	(3,497)
Other income	70	40
Gain on foreign currency exchange	1,931	3,103
Interest expense, net	(8,355)	(10,293)
Loss before income taxes	(9,306)	(10,647)
Provision for income taxes	3,570	1,382
Net loss including non-controlling interests	$(12,876)	$(12,029)
Less: Net income attributable to non-controlling interests	91	—
Net loss attributable to AgroFresh Solutions, Inc	$(12,967)	$(12,029)

Net loss per share:
Basic	$(0.26)	$(0.24)
Diluted	$(0.26)	$(0.24)
Weighted average shares outstanding:
Basic	49,741,593	49,661,469
Diluted	49,741,593	49,661,469

See accompanying notes to condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net loss	$(12,876)	$(12,029)
Other comprehensive income (loss):
Unrealized gain on hedging activity, net of tax $594	2,106	—
Foreign currency translation adjustments	3,050	(1,870)
Comprehensive loss	$(7,720)	$(13,899)

See accompanying notes to condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2016	1	$—	50,698,587	$5	$(3,885)	$475,598	$(132,200)	$(4,373)	$335,145
Stock-based compensation	—	—	—	—	—	216	—	—	216
Transfer of director compensation from liability to equity	—	—	—	—	—	40	—	—	40
Issuance of restricted stock	—	—	243,620	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	(12,029)	(1,870)	(13,899)
Balance at March 31, 2017	1	$—	50,942,207	$5	$(3,885)	$475,854	$(144,229)	$(6,243)	$321,502

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2017	1	$—	51,002,234	$5	$(3,885)	$533,015	$(108,729)	$(12,769)	$8,443	$416,080
Stock-based compensation	—	—	—	—	—	509	—	—	—	509
Issuance of stock, net of forfeitures	—	—	53,513	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	(12,967)	5,156	91	(7,720)
Balance at March 31, 2018	1	$—	51,055,747	$5	$(3,885)	$533,524	$(121,696)	$(7,613)	$8,534	$408,869

See accompanying notes to condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(in thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Cash flows from operating activities:
Net loss	$(12,876)	$(12,029)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,273	10,978
Provision for bad debts	52	180
Stock-based compensation	609	216
Pension expense	347	49
Unrealized gain on derivative instrument	—	—
Amortization of deferred financing costs	601	579
Accretion of contingent consideration	—	3,704
Increase in fair value of contingent consideration	138	215
Deferred income taxes	3,630	232
Loss on sales of property	—	81
Other	—	43
Changes in operating assets and liabilities:
Accounts receivable	5,818	9,148
Inventories	3,497	(637)
Prepaid expenses and other current assets	(430)	407
Accounts payable	(7,853)	(5,013)
Accrued expenses and other liabilities	(9,426)	(716)
Income taxes payable	1,758	(9)
Other assets and liabilities	6,279	1,408
Net cash provided by operating activities	3,417	8,836
Cash flows from investing activities:
Cash paid for property and equipment	(1,905)	(1,014)
Other investments	—	(350)
Net cash used in investing activities	(1,905)	(1,364)
Cash flows from financing activities:
Payment of Dow liabilities settlement	(10,000)	—
Repayment of long term debt	(1,407)	(1,063)
Net cash used in financing activities	(11,407)	(1,063)
Effect of exchange rate changes on cash and cash equivalents	2,324	1,137
Net (decrease) increase in cash and cash equivalents	(7,571)	7,546
Cash and cash equivalents, beginning of period	$64,533	77,312
Cash and cash equivalents, end of period	$56,962	$84,858

Supplemental disclosures of cash flow information:
Cash paid for:
Cash paid for interest	$7,242	$6,085
Cash paid for income taxes	$156	$679
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property and equipment	$—	$578

See accompanying notes to condensed consolidated financial statements.

AgroFresh Solutions, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

AgroFresh Solutions, Inc. (the “Company”) is a global leader in delivering innovative food preservation and waste reduction solutions for fresh produce. The Company is empowering the food industry with Smarter FreshnessTM, a range of integrated solutions designed to help growers, packers and retailers improve produce freshness and quality while reducing waste. The Company’s solutions range from pre-harvest with HarvistaTM and LandSpringTM to its marquee SmartFreshTM Quality System, which includes SmartFreshTM, AdvanStoreTM and ActiMistTM, working together to maintain the quality of stored produce. The Company has a controlling interest in Tecnidex Fruit Protection, S.A.U. (“Tecnidex”), a leading provider of post-harvest fungicides, waxes, coatings and biocides for the citrus market. Additionally, the Company’s initial retail solution, RipeLockTM, optimizes banana ripening for the benefit of retailers and consumers. The Company has key products registered in over 45 countries, supports approximately 3,700 direct customers and services over 25,000 storage rooms globally.

The end markets that the Company serves are seasonal and are generally aligned with the seasonal growing patterns of the Company’s customers. For those customers growing, harvesting or storing apples, the Company’s primary market, the peak season in the southern hemisphere is the first and second quarters of each year, while the peak season in the northern hemisphere is the third and fourth quarters of each year. Within each half-year period (i.e., January through June for the southern hemisphere, and July through December for the northern hemisphere) the apple growing season has historically occurred during both quarters. A variety of factors, including weather, may affect the timing of the growing, harvesting and storing patterns of the Company’s customers and therefore shift the consumption of the Company’s services and products between the first and second quarters primarily in the southern hemisphere or between the third and fourth quarters primarily in the northern hemisphere.

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

Revenue Recognition

On January 1, 2018, the Company began to account for revenue in accordance with Accounting Standards Codification ("ASC") 606, which requires revenue recognized to represent the transfer of promised goods or services to customers at an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company utilized the modified retrospective method of adoption to all contracts that were not completed as of January 1, 2018. Prior period results were not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company has not made any significant changes to judgments in applying ASC 606 during the three months ended March 31, 2018

Performance Obligations

The Company derives revenue from the sale of products created with proprietary technology to regulate the ripening of produce and through performing post application technical services for its customers. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s contracts have multiple performance obligations primarily related to product application and post application services which the Company provides. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. The method used to estimate standalone selling price is the expected cost plus a margin approach, under which the Company calculates the costs of satisfying a performance obligation and factors in an appropriate margin for that distinct good or service.

The transaction price is primarily fixed as prices are governed by the terms and conditions of the Company's contracts with customers; payment is typically made under standard terms. The Company has certain transactions that provide for variable consideration through rebate and customer loyalty programs. Depending on the program, the customer may elect to receive either a credit against its account or a cash payment. The Company recognizes an accrued provision for estimated rebates and customer loyalty program payouts at the time services are provided. The primary factors considered when estimating the provision for rebates and customer loyalty programs are the average historical experience of aggregate credits issued, the historical relationship of rebates as a percentage of total gross product sales, and the contract terms and conditions of the various rebate programs in effect at the time services are performed. The Company provides standard warranty provisions.

Performance obligations related to product application are typically satisfied at a point in time when the customer obtains control upon application. Performance obligations related to post application services are satisfied over time and revenue is recognized using the output method, as control of the service transfers to the customer over time during and after storage of the produce. The Company believes that this method provides a faithful depiction of the transfer of value over the term of the performance obligation because the level of effort in providing these services is consistent during the service period. Performance obligations related to Tecnidex sales-type leases are satisfied at the point in time that, equipment is installed at the customer site.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographic region, product and timing of transfer of goods and services. The Company determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenues for the three months ended March 31, 2018 (in thousands)
Region	North America	EMEA	Latin America	Asia Pacific	Total Revenue
Product
1-MCP based	$1,962	$5,120	$20,949	$4,328	$32,359
Fungicides, waxes, coatings, biocides	—	5,589	—	—	5,589
Other*	98	198	6	101	403
	$2,060	$10,907	$20,955	$4,429	$38,351

Pattern of Revenue Recognition
Products transferred at a point in time	$2,047	$10,905	$20,949	$4,328	$38,229
Services transferred over time	13	2	6	101	122
	$2,060	$10,907	$20,955	$4,429	$38,351

*Other includes RipeLock, AdvanStore, technical services and sales type leases related to Tecnidex

Contract Assets and Liabilities

ASC 606 requires an entity to present a revenue contract as a contract asset when the entity performs its obligations under the contract by transferring goods or services to a customer before the customer pays consideration or before payment is due. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The following table presents changes in the Company’s contract assets and liabilities during the three months ended March 31, 2018:

Three months ended March 31, 2018	Balance at January 1, 2018	Additions	Deductions	Balance at March 31, 2018
(in thousands)
Contract assets:
Unbilled revenue	$739	$4,268	$(739)	$4,268
Contract liabilities:
Deferred revenue	$100	$880	$—	$980

The Company recognizes contract assets in the form of unbilled revenue in instances where services are performed by the Company but not billed by period end. The Company recognizes contract liabilities in the form of deferred revenue in instances where a customer pays in advance for future services to be performed by the Company. The Company receives payments from its customers based on standard terms and conditions. No significant changes or impairment losses occurred to contract balances during the three months ended March 31, 2018. Amounts reclassified from unbilled revenue to accounts receivable for the three months ended March 31, 2018 were ($0.7 million). Amounts reclassified from deferred revenue to revenue were $0.0 million for the three months ended March 31, 2018.

Practical Expedients Elected

The Company has elected the following practical expedients in applying ASC 606 across all reportable segments:

Unsatisfied Performance Obligations. Because all of its performance obligations relate to contracts with a duration of less than one year, the Company has elected to apply the optional exemption provided in ASC 606 and therefore, is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

Contract Costs. All incremental customer contract acquisition costs are expensed as they are incurred as the amortization period of the asset that the Company otherwise would have recognized is one year or less in duration.

Significant Financing Component. The Company does not adjust the promised amount of consideration for the effects of a significant financing component as the Company expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

Sales Tax Exclusion from the Transaction Price. The Company excludes from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from the customer.

Shipping and Handling Activities. The Company accounts for shipping and handling activities it performs after a customer obtains control of the good as activities to fulfill the promise to transfer the good.

Modified Retrospective Method. The Company adopted ASC 606 on January 1, 2018 utilizing the modified retrospective method, which meant the Company did not retrospectively adjust prior periods. The Company applied the modified retrospective method only to contracts that were not completed at January 1, 2018 and accounted for the aggregate effect of any contract modifications upon adoption. No cumulative adjustment to retained earnings was recorded upon adoption. The following table summarizes the amounts by which the consolidated financial statements are affected in the current reporting period by ASC 606 as compared with the guidance that was in effect before the change.

(in thousands)	As reported	ASC 606 Adjustments	Balances without adoption of ASC 606
Consolidated Balance Sheet
Liabilities
Accrued expenses and other current liabilities	$43,391	$(782)	$42,609

Equity
Accumulated deficit	$(121,696)	$782	$(120,914)

(in thousands)	As reported	ASC 606 Adjustments	Balances without adoption of ASC 606
Consolidated Statements of Operations
Revenue
Net sales	$38,351	$782	$39,133

Net loss attributable to AgroFresh Solutions, Inc	(12,967)	$610	$(12,357)

For additional information, these condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Recently Issued Accounting Standards and Pronouncements

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12 Targeted Improvements to Accounting for Hedging Activities. This update makes more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. This update will be effective for the Company for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted upon its issuance. The Company is currently assessing the impact of the future adoption of this standard on its financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. ASU 2017-09 addresses the changes to the terms and conditions of share-based awards. ASU 2017-09 is effective for periods beginning after December 15, 2017 and interim periods therein on a modified retrospective basis. The Company adopted the new ASU as of January 1, 2018, and it did not have a material impact on the financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other, which simplifies the test for goodwill impairment. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted for interim or annual goodwill impairments tests after January 1, 2017. This standard will impact future financial statements when adopted.

In February 2016, the FASB issued ASU 2016-02, Leases. The main objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2016-02 may have on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which has been updated through several revisions and clarifications since its original issuance. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in accordance with the transfer of control over those goods and services. The new standard also requires additional disclosures intended to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue, and the related cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted the new standard as of January 1, 2018, using the modified retrospective approach to all contracts that were not completed as of January 1, 2018. Prior period results were not adjusted and continue to be reported under the accounting standards in effect for the prior period. See the Revenue Recognition subsection above in this Note 2 for further details on the impact to the Company’s financial statements upon adoption and practical expedients elected.

3.	Business Combinations

Business Combination with Dow

On July 31, 2015 (the "Closing Date"), the Company consummated a business combination (the “Business Combination”) pursuant to the Stock Purchase Agreement, dated April 30, 2015 (the “Purchase Agreement”), by and between the Company and The Dow Chemical Company ("Dow") providing for the acquisition by the Company of the AgroFresh Business from Dow, resulting in AgroFresh Inc. becoming a wholly-owned, indirect subsidiary of the Company. Pursuant to the Purchase Agreement, the Company paid the following consideration to Rohm and Haas Company (“R&H”), a subsidiary of Dow: (i) 17.5 million shares of common stock (the “Stock Consideration”) and (ii) $635 million in cash (the “Cash Consideration”).

On April 4, 2017, the Company entered into an agreement (the “Amendment Agreement”) with Dow, R&H, Boulevard Acquisition Sponsor, LLC (the “Sponsor”), AgroFresh Inc., Avenue Capital Management II, L.P. (“Avenue”) and, solely as to certain sections of the Amendment Agreement, Joel Citron, Darren Thompson and Robert J. Campbell (collectively, the “Founding Holders”), Marc Lasry and Stephen Trevor. Pursuant to the Amendment Agreement and certain related agreements entered into on the same date (as described below), among other things, the Company and Dow agreed to modify certain obligations of the Company pursuant to (i) the Purchase Agreement, (ii) the Tax Receivables Agreement, dated July 31, 2015 (the “Tax Receivables Agreement”), among the Company, Dow, R&H and AgroFresh Inc., and (iii) the Warrant Purchase Agreement, dated July 31, 2015 (the “Warrant Purchase Agreement”), among the Company, Dow, R&H and the Sponsor. Mr. Campbell is a member of the Company's board of directors, each of Mr. Lasry and Mr. Trevor was a member of the Company’s board of directors at the time the Amendment Agreement was entered into, Dow is a significant stockholder of the Company and the Sponsor was a significant stockholder of the Company at the time the Amendment Agreement was entered into.

Amendment Agreement

Pursuant to the Amendment Agreement, the Company agreed to pay Dow the aggregate amount of $20.0 million, of which $10.0 million was paid on April 4, 2017 and the remaining $10.0 million was paid on January 31, 2018, in full satisfaction of the Company’s obligations with respect to (i) the working capital adjustment under the Purchase Agreement, (ii) certain transfer and value added tax reimbursement obligations under the Purchase Agreement, and (iii) the amount payable to Dow pursuant to the Tax Receivables Agreement on account of the 2015 tax year. During the three the months ended March 31, 2018 these liabilities were extinguished.

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

Acquisition of Tecnidex
On November 7, 2017, the Company entered into a definitive agreement to acquire a controlling-interest in Tecnidex Fruit Protection, S.A.U. ("Tecnidex"). The transaction was closed on December 1, 2017. Tecnidex, a privately-held international company, is a leading provider of post-harvest fungicides, waxes, coatings, and biocides for the citrus market, with clients in 18 countries. For over 35 years,

Tecnidex has been helping fruit and vegetable producers offer clean, safe and high-quality products to their regional clients. The acquisition was accounted for as a purchase in accordance with ASC 805, Business Combination.
At the effective date of the acquisition, the Company agreed to pay holders of Tecnidex estimated $25.0 million in cash for 75% of the outstanding capital stock, of which $20.0 million was paid on December 1, 2017. In the second quarter of 2018 the price is expected to be finalized and paid based on working capital, net debt and other adjustments.
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
The preliminary assessment of fair value of the contingent consideration payments on the acquisition date was approximately $0.7 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. During the three months ended March 31, 2018 there was an adjustment made to consideration payable to holders of Tecnidex which resulted in a measurement period adjustment of $3.7 million to the purchase price allocation.

4.	Related Party Transactions

The Company is a party to ongoing agreements with Dow, a related party, including, but not limited to, operating-related agreements for certain transition services and seconded employees. In addition, during the three months ended March 31, 2018, the Company paid $0.7 million to Dow in order to terminate the provision of IT services provided by Dow.

The Company incurred expenses for such services for the three months ended March 31, 2018 and March 31, 2017 as follows:

(amounts in thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Amortization of prepayment related to set-up of transition services	$—	$207
Ongoing costs of transition services agreement	84	743
Rent expense	—	248
Other expenses	295	95
Total incurred expenses	$379	$1,293

As of March 31, 2018 and March 31, 2017, the Company had an outstanding payable to Dow of $0.0 million and $0.3 million, respectively.

Refer to Note 3 regarding the contingent consideration owed to Dow as part of the Business Combination.

In addition, during 2016, the Company made a minority investment in RipeLocker, LLC ("RipeLocker"), a company led by George Lobisser, a director of AgroFresh. On November 29, 2016, the Company entered into a Mutual Services Agreement (the “Services Agreement”) with George Lobisser and RipeLocker. Pursuant to the Services Agreement, (i) the Company agreed to provide RipeLocker with technical support, in the form of access to the Company’s research and development personnel for a specified number of hours for purposes of providing advice and input relating to RipeLocker’s products and services, and (ii) Mr. Lobisser agreed to provide consulting services to the Company as may be reasonably requested by the Company from time to time. The Services Agreement provided for Mr. Lobisser to receive a consulting fee of $5,000 per full day for time spent performing consulting services under the Services Agreement (pro-rated for any partial day), plus reimbursement for out-of-pocket expenses, provided that for each hour of technical support provided by the Company to RipeLocker, Mr. Lobisser agreed to provide one-half hour of consulting services for no consideration. In February 2017, the Company and Mr. Lobisser agreed to substantially curtail any mutual consulting services to be provided under the Services Agreement, and that any further services would be provided at no charge. For the three months ended March 31, 2018, there were no material amounts paid and as of March 31, 2018, there were no material amounts owed to RipeLocker or Mr. Lobisser for consulting services.

5.	Inventories

Inventories at March 31, 2018 and December 31, 2017 consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Raw material	$1,967	$2,148
Work-in-process	3,456	6,585
Finished goods	14,476	14,647
Supplies	713	729
Total inventories	$20,612	$24,109

6.	Other Current Assets

The Company's other current assets at March 31, 2018 and December 31, 2017 consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
VAT receivable	$14,454	$14,088
Prepaid income tax asset	2,289	2,314
Other	5,097	2,282
Total other current assets	$21,840	$18,684

7.	Property and Equipment

Property and equipment at March 31, 2018 and December 31, 2017 consisted of the following:

(in thousands, except for useful life data)	Useful life (years)	March 31, 2018	December 31, 2017
Leasehold improvements	7-20	$3,015	$2,976
Machinery & equipment	1-12	7,799	7,853
Furniture	1-12	1,707	1,698
Construction in progress		3,987	2,075
		16,508	14,602
Less: accumulated depreciation		(2,771)	(2,402)
Total property and equipment, net		$13,737	$12,200

Depreciation expense for the three months ended March 31, 2018 and March 31, 2017 was $0.4 million and $0.3 million, respectively. Depreciation expense is recorded in cost of sales, selling, general and administrative expense and research and development expense in the condensed consolidated statements of operations.

8.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2018 are as follows:

(in thousands)	Goodwill
Balance as of December 31, 2017	$9,402
Measurement period adjustment	(3,654)
Balance as of March 31, 2018	$5,748

See note 3 for a description of the measurement period adjustment.

The Company’s intangible assets at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018			December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets:
Developed technology	$759,374	$(105,089)	$654,285	$759,374	$(94,886)	$664,488
In-process research and development	39,000	(3,431)	35,569	39,000	(2,889)	36,111
Trade name	29,816	—	29,816	29,816	—	29,816
Service provider network	2,000	—	2,000	2,000	—	2,000
Customer relationships	20,306	(889)	19,417	20,306	(806)	19,500
Software	1,274	(477)	797	1,274	(404)	870
Software not yet placed in service	5,022	—	5,022	5,022		5,022
Other	100	(29)	71	100	(25)	75
Total intangible assets	$856,892	$(109,915)	$746,977	$856,892	$(99,010)	$757,882

At March 31, 2018, the weighted-average amortization period remaining for the finite-lived intangible assets was 17.1 years. At March 31, 2018, the weighted-average amortization periods remaining for developed technology, customer relationships, in-process R&D, software and other was 17.0, 21.3, 16.5, 2.6, and 4.3 years, respectively.

Estimated annual amortization expense for finite-lived intangible assets, excluding amounts in Work in Progress, subsequent to March 31, 2018 is as follows:

(in thousands)	Amount
2018 (remaining)	$32,753
2019	43,970
2020	43,951
2021	43,814
2022	43,691
Thereafter	501,960
Total	$710,139

9.	Accrued and Other Current Liabilities

The Company’s accrued and other current liabilities at March 31, 2018 and December 31, 2017 consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Tax amortization benefit contingency	$11,820	$11,820
Additional consideration due seller	831	693
Dow settlement liability	—	10,000
Accrued compensation and benefits	7,252	8,932
Accrued rebates payable	5,045	5,027
Insurance premium financing payable	321	639
Severance	395	113
Deferred revenue	980	100
Other notes payable	1,401	5,056
Accrued taxes	8,710	7,848
Accrued interest	6,527	6,321
Other	109	9,260
Total accrued and other current liabilities	$43,391	$65,809

10.	Debt

The Company’s debt, net of unamortized discounts and deferred financing fees, at March 31, 2018 and December 31, 2017 consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Total Term Loan outstanding	$406,568	$407,109
Tecnidex loan outstanding	3,341	3,685
Less: Amounts due within one year	7,700	7,926
Total long-term debt due after one year	$402,209	$402,868

At March 31, 2018, the Company evaluated the amount recorded under the Term Loan (defined below) and determined that the fair value was approximately $417.5 million. The fair value of the debt is based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.

The Term Loan is presented net of deferred issuance costs, which are amortized using the effective interest method over the term of the Term Loan. Gross deferred issuance costs at the inception of the Term Loan were $12.9 million and as of March 31, 2018 there were $7.7 million of unamortized deferred issuance costs.

Scheduled principal repayments of debt subsequent to March 31, 2018 are as follows:

(in thousands)	Amount
2018 (remaining)	$6,637
2019	5,204
2020	4,250
2021	401,625
Total	$417,716

Credit Facility

On July 31, 2015, in connection with the consummation of the Business Combination, AgroFresh Inc. as the borrower and its parent, AF Solutions Holdings LLC (“AF Solutions Holdings”), a wholly-owned subsidiary of the Company, as the guarantor, entered into a Credit Agreement with Bank of Montreal, as administrative agent (the “Credit Facility”). The Credit Facility consists of a $425 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a $25 million revolving loan facility (the “Revolving Loan”). The Revolving Loan includes a $10 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of March 31, 2018, the Company has issued $0.5 million of letters of credit, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan has a scheduled maturity date of July 31, 2019. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75% or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries, and (b) AF Solutions Holdings, including the common stock of AgroFresh Inc.

The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to R&H in connection with the Business Combination. Amounts available under the Revolving Loan may also be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Agreement. At March 31, 2018, there was $414.3 million outstanding under the Term Loan and no balance outstanding under the Revolving Loan.

As of the Closing Date, the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The interest expense related to the amortization of the debt issuance costs during the three months ended March 31, 2018 was approximately $0.6 million.

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

Certain restrictive covenants are contained in the Credit Facility, which the Company was in compliance with as of March 31, 2018, other than certain covenants that would apply only to the extent  the Company draws against the Revolving Loan and has an outstanding balance at the end of a calendar quarter-end. There were no outstanding draws against the Revolving Loan as of March 31, 2018.

Beginning with the year ended December 31, 2016, the Company is required to prepay Term Loan Borrowings and Incremental Term Loan Borrowings in an aggregate amount equal to 50% of the Excess Cash Flow for the fiscal year; provided that such amount of the Excess Cash Flow in any fiscal year shall be reduced by (i) the aggregate amount of prepayments of Term Loans and Incremental Term Loans made, (ii) to the extent accompanied by permanent reductions of Revolving Commitments, the aggregate amount of prepayments of Revolving Loans (other than prepayments financed with the proceeds of Indebtedness), and (iii) repaid borrowings of Revolving Loans made on the Effective Date to account for any additional original issue discount or upfront fees that are implemented pursuant to the Fee Letter provided further that, prepayments of Term Loan Borrowings and Incremental Term Loan Borrowings shall only be required if 50% of the Excess Cash Flow for such fiscal year exceeds $5,000,000. There are no amounts due under this provision as of March 31, 2018.

11.	Other Noncurrent Liabilities

The Company’s other noncurrent liabilities at March 31, 2018 and December 31, 2017 consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Tax amortization benefit contingency	$32,670	$31,562
Other	6,523	6,943
Total other noncurrent liabilities	$39,193	$38,505

12.	Severance

The Company expensed $0.3 million and $0.0 million for severance for the three months ended March 31, 2018 and March 31, 2017, respectively. This amount, which does not include stock compensation expense, was recorded in selling, general and administrative expense in the condensed consolidated statements of operations. As of March 31, 2018, the Company had $0.5 million of severance liability, of which $0.4 million will be paid out over the next year.

13.	Stockholders’ Equity

The authorized common stock of the Company consists of 400,000,000 shares with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of March 31, 2018, there were 50,394,366 shares of common stock outstanding. As of March 31, 2018, there were warrants to purchase 15,983,072 shares of the Company’s common stock outstanding at a strike price of $11.50. Of the 15,983,072 warrants, 9,823,072 were issued as part of the units sold in the Company's initial public offering in February 2014 (1,201,928 warrants were subsequently repurchased during 2015) and 6,160,000 warrants were sold in a private placement at the time of such public offering.

On November 18, 2015, the Company announced that its board of directors had authorized a stock repurchase program (the “Repurchase Program”). The Repurchase Program authorized the Company to repurchase in the aggregate up to $10 million of the Company’s publicly-traded shares of common stock. The Repurchase Program was in effect for a period of one year, until November 17, 2016. Under the Repurchase Program, the Company repurchased 661,381 shares of its common stock for $3.9 million, which shares are classified as treasury stock on the condensed consolidated balance sheet.

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

Simultaneously with the consummation of the Business Combination, the Company issued 4,878,048 shares of common stock at a price of $10.25 per share in a private placement to raise an aggregate of $50 million of additional equity.

14.	Stock-based Compensation

Stock compensation expense for both equity-classified and liability-classified awards for the three months ended March 31, 2018 and March 31, 2017 was $0.6 million and $0.2 million, respectively. Stock compensation expense is recognized in cost of goods sold, selling, general and administrative expenses, and research and development expenses. At March 31, 2018, there was $3.5 million of unrecognized compensation cost relating to outstanding unvested equity instruments expected to be recognized over the weighted average period of 1.7 years.

On March 29, 2018, the Company granted the following share-based awards to members of management employed in the United States. These awards will be settled in shares of the Company's common stock and are equity-classified. The grant date fair value of these awards will be recognized on a straight-line basis over the vesting period. The performance-based restricted stock units each have a performance period that ends on December 31, 2020 and the other awards vest ratably on the first, second, and third anniversaries of the grant date.

Performance-based restricted stock units	195,650
Time-based restricted stock	149,700
Options	134,250
Total	479,600

On March 29, 2018, the Company also granted the following share-based awards to members of management employed in countries outside of the United States. These awards will be settled in cash and are liability-classified. Therefore, the fair value of these liability-classified awards will be re-measured on each balance sheet date. The performance-based phantom shares each have a performance period that ends on December 31, 2020 and the other awards vest ratably on the first, second, and third anniversaries of the grant date.

Performance-based phantom shares	24,450
Service-based phantom shares	41,750
Stock appreciation rights	2,800
Total	69,000

The performance-based restricted stock units and phantom shares were valued with a Monte Carlo simulation model using the assumptions in the table below. Based on these assumptions, the grant date fair value of the performance-based restricted stock units and phantom shares was estimated to be $7.28 per share.

Volatility	69.9%
Risk-free interest rate	2.39%
Dividend yield	0.00%
Grant date stock price	$7.35
Performance period	3 years

The stock options and stock appreciation rights were valued with a Black-Scholes option pricing model using the assumptions in the table below. Since the Company has limited historical volatility information available, the expected volatility was based on actual volatility for comparable public companies projected over the expected term of the Options and the actual volatility for the Company since the Business Combination. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the Options. The expected life was estimated using the simplified method. Based on these assumptions, the grant-date fair value of the stock options and stock appreciation rights was estimated to be $3.57.

Volatility	48.80%
Risk-free interest rate	2.56%
Dividend yield	0.00%
Grant date stock price	$7.35
Expected term	6 years

The fair value of the time-based restricted stock and the service-based phantom shares is equal to the closing price of the Company’s common stock on the grant date of the awards.

15.	Earnings Per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Due to the loss in the quarter, dilutive loss per share is the same as basic loss per share as the adjustment for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock and warrants would be anti-dilutive.

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net loss per common share:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Basic weighted-average common shares outstanding	49,741,593	49,661,469
Effect of dilutive options, performance stock units and restricted stock	—	—
Dilute weighted-average shares outstanding	49,741,593	49,661,469

Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company's common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following represents amounts that could potentially dilute basic earnings per share in the future:

(in thousands, except share data)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Stock-based compensation awards(1):
Stock options	63,019	926,898
Restricted stock to non-directors	610,642	797,401
Restricted stock to directors	122,929	78,754
Warrants:
Private placement warrants	6,160,000	6,160,000
Public warrants	9,823,072	9,823,072

———————————————————————————————

(1)	SARs and Phantom Shares are payable in cash so will therefore have no impact on number of shares

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

The provision for income taxes consists of provisions for federal, state, and foreign incomes taxes. The effective tax rates for the periods ended March 31, 2018, and March 31, 2017, reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in the U.S. and various other jurisdictions outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted in the U.S. The TCJA represents sweeping changes in U.S. tax law. Among other changes in tax law, the TCJA permanently reduced the U.S. corporate income tax rate to 21% beginning in 2018; imposed a one-time repatriation tax on deferred foreign earnings; established a participation exemption system by allowing a 100% dividends received deduction on qualifying dividends paid by foreign subsidiaries; limited deductions for net interest expense; and expanded the U.S. taxation of foreign earned income to include “global intangible low-taxed income” (“GILTI”).

As permitted by SAB No. 118, the tax benefit recorded in the fourth quarter of 2017 due to the enactment of the TCJA was considered “provisional”, based on reasonable estimates. The Company is continuing to collect and analyze detailed information about the earnings and profits of its non-U.S. subsidiaries, the related taxes paid, the amounts which could be repatriated, the foreign taxes which may be incurred on repatriation, and the associated impact of these items under the TCJA. The Company may record adjustments to refine those estimates during the measurement period, as additional analysis is completed. No adjustments were recorded during the first fiscal quarter of 2018.

The TCJA transitions the U.S. from a worldwide tax system to a territorial tax system. Under previous law, companies could indefinitely defer U.S. income taxation on unremitted foreign earnings. The TCJA imposes a one-time repatriation tax on deferred foreign earnings of 15.5% for liquid assets and 8% for illiquid assets, payable in defined increments over eight years. As a result of this requirement, the Company recognized provisional tax expense of $0.5 million in 2017, and provisionally expects to pay $0.3 million, net of estimated applicable foreign tax credits, and after utilization of FTC Credit carryforwards. These previously deferred foreign earnings may now be repatriated to the U.S. without additional U.S. federal taxation. However, any such repatriation could incur withholding and other foreign taxes in the source and intervening foreign jurisdictions, and certain U.S. state taxes. The Company continues to not recognize any U.S. income or foreign withholding taxes for the differences between the financial reporting and tax basis of the investments in foreign subsidiaries that are indefinitely reinvested outside the U.S. This amount may be recognized upon a sale or liquidation.

The Company's effective tax rate for the three months ended March 31, 2018 was (38.4)%, compared to the effective tax rate of (13.0)% for the three months ended March 31, 2017.

The effective tax rate for the three months ended March 31, 2018 differs from the U.S. statutory tax rate of 21%, due to unbenefited losses and certain provisions of the TCJA. The unbenefited losses related to the elimination of intercompany profit in inventory. The provisions of the TCJA are interrelated and the impact of any specific provision cannot be isolated. The Company operates at a pre-tax loss and the reduction in the federal tax rate to 21% reduces the tax benefit recorded. In addition, the inclusion of GILTI income and the limitation and deductibility of interest expense increased the effective tax rate. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore did not provide any deferred taxes in the consolidated financial statements at December 31, 2017.

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

Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value of the Company’s financial instrument liability/(asset) that are measured at fair value on a recurring basis as of March 31, 2018:

(in thousands)	Level 1	Level 2	Level 3	Total
Tax amortization benefit contingency(1)	$—	$—	$44,490	$44,490
Contingent consideration(2)	—	—	831	831
Interest rate contract (3)	—	(2,244)	—	(2,244)
Stock appreciation rights(4)	—	—	176	176
Phantom shares(5)	—	—	286	286
Total	$—	$(2,244)	$45,783	$43,539

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2017:

(in thousands)	Level 1	Level 2	Level 3	Total
Tax amortization benefit contingency(1)	$—	$—	$43,382	$43,382
Contingent consideration(2)	—	—	693	693
Interest rate contract (3)	—	456	—	456
Stock appreciation rights(4)	—	—	268	268
Phantom shares(5)	—	—	186	186
Total	$—	$456	$44,529	$44,985

———————————————————————————————

(1)
The fair value of the tax amortization benefit contingency is measured using an income approach based on the Company’s best estimate of the undiscounted cash payments to be made, with the current portion tax effected at 35.3% and the non-current portion tax effected at 21.5% due to the Tax Cuts and Job Act (TCJA) of December 2017 enacted in the U.S and discounted to present value utilizing an appropriate market discount rate. Per the April 4, 2017 Amendment Agreement, payments due to Dow under the Tax Receivable Agreement was reduced from 85% to 50% of the applicable tax savings realized by the Company. The valuation technique used did not change during the three months ended March 31, 2018.

(2)	The fair value of the contingent consideration related to the Tecnidex acquisition.

(3)
The derivative assets and liabilities relate to an interest rate derivative that is measured at fair value using observable market inputs such as interest rates, our own credit risks as well as an evaluation of the counterparts' credit risks. The fair value for the three months ended March 31, 2018 resulted in an asset balance while the three months ended December 31, 2017 is in a liability balance.

(4)
The fair value of the stock appreciation rights was measured using a Black Scholes pricing model during the three months ended March 31, 2018. The valuation technique used did not change during the three months ended March 31, 2018.

(5)	The fair value of phantom shares are based on the fair value of the Company's common stock. The valuation technique used did not change during the three months ended March 31, 2018.

There were no transfers between Level 1 and Level 2 and no transfers out of Level 3 of the fair value hierarchy during the three months ended March 31, 2018.

At March 31, 2018, the Company evaluated the amount recorded under the Term Loan and determined that the fair value was approximately $417.5 million. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following table presents the changes during the period presented in our Level 3 financial instrument liability/(asset) that are measured at fair value on a recurring basis.

(in thousands)	Tax amortization benefit contingency	Contingent consideration related to acquisition	Interest rate contract	Stock appreciation rights	Phantom shares	Total
Balance, December 31, 2017	$43,382	$693	$456	$268	$186	$44,985
Accretion	1,108	—	—	—	—	1,108
Stock compensation expense	—	—	—	(92)	100	8
Mark-to-market adjustment	—	138	(2,700)	—	—	(2,562)
Balance, March 31, 2018	$44,490	$831	$(2,244)	$176	$286	$43,539

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Report.

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

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this MD&A regarding the Company's financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results and/or the timing of events could differ materially from those contemplated by these forward-looking statements due to a number of factors, including those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K") as well as the update to those Risk Factors disclosed in Part II, Item 1A of this Report. Any forward-looking statements included in this Report are based only on information currently available to the Company and speak only as of the date on which such statements are made. The Company undertakes no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by this paragraph.

Business Overview

AgroFresh is a global leader in delivering innovative food preservation and waste reduction solutions for fresh produce. The Company is empowering the food industry with Smarter FreshnessTM, a range of integrated solutions designed to help growers, packers and retailers improve produce freshness and quality while reducing waste. AgroFresh’s solutions range from pre-harvest with HarvistaTM and LandSpringTM to its marquee SmartFreshTM Quality System, which includes SmartFreshTM, AdvanStoreTM and ActiMistTM, working together to maintain the quality of stored produce. AgroFresh has a controlling interest in Tecnidex Fruit Protection, S.A.U. (“Tecnidex”), a leading provider of post-harvest fungicides, waxes, coatings and biocides for the citrus market. Additionally, the company’s initial retail solution, RipeLockTM, optimizes banana ripening for the benefit of retailers and consumers. AgroFresh has key products registered in over 45 countries, supports approximately 3,700 direct customers and services over 25,000 storage rooms globally.

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

AgroFresh’s current principal product, SmartFresh, regulates the post-harvest ripening effects of ethylene, the naturally occurring plant hormone that triggers ripening in certain fruits and vegetables. SmartFresh is naturally biodegradable, leaves no detectable residue, and has been approved for use by many domestic and global regulatory organizations. Harvista extends the Company’s proprietary technology into pre-harvest management of pome fruit such as apples, pears and cherries. AdvanStore is an atmospheric monitoring system that leverages the Company’s extensive understanding of fruit physiology, fruit respiration, current controlled atmosphere technology, and new proprietary diagnostic tools to provide improved and real-time guidance to producers and packers of fresh produce regarding storage conditions so corrective measures can be made on a more timely basis. RipeLock combines the technology behind SmartFresh with modified atmosphere packaging designed specifically to preserve quality during transportation and to extend the yellow shelf life of bananas and potentially other fruits. LandSpring is an innovative 1-MCP technology targeted to transplanted vegetable seedlings. It is currently registered for use on tomato, peppers, and 14 other crops in the US. It reduces transplant shock, resulting in less seedling mortality and faster crop establishment, which leads to a healthier crop and improved yields.

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

Demand for the Company’s Offerings

The Company services customers in over 45 countries and derives its revenue by assisting growers, packers and retailers to maximize the value of their crops brought to market and customers. The Company's products and services add value to customers by reducing food spoilage and extending the life of perishable fruits. The U.S. Food and Agriculture Organization has estimated that a growing global population will require a near doubling of food production in developing countries by 2050 to meet the expected demand of a worldwide population of 9 billion people.

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

Customer Pricing

The Company’s offerings are priced based on the value they provide to the Company’s customers. From time to time, the Company adjusts the pricing of its offering depending on the volume of fruit treated, or in order to address specific market trends. The SmartFresh Quality System continues to expand its platform of services, which may have an impact on price. The Company provides a value-added service and does not typically price its products in relation to any underlying cost of materials; therefore, its margins can fluctuate with changes in the costs to provide its services to customers. The Company’s pricing may include rebate arrangements with customers in exchange for mutually beneficial long-term relationships and growth.

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

Critical Accounting Policies and Use of Estimates

Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations and that require the use of complex and subjective estimates based upon management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ materially from these estimates. Aside from the adoption of ASC 606, there have been no material changes to our critical accounting policies and estimates previously disclosed in the 2017 Form 10-K. For a description of our critical accounting policies and estimates as well as a listing of our significant accounting policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates” and “Note 2 - Basis of Presentation and Summary of Significant Accounting Policies” in the 2017 Form 10-K.

Results of Operations

The following table summarizes the results of operations for both the three months ended March 31, 2018 and March 31, 2017:

(in thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net sales	$38,351	$32,730
Cost of sales (excluding amortization, shown separately below)	10,846	5,839
Gross profit	27,505	26,891
Research and development expenses	3,069	3,297
Selling, general, and administrative expenses	16,311	16,431
Amortization of intangibles	10,939	10,445
Change in fair value of contingent consideration	138	215
Operating loss	(2,952)	(3,497)
Other income	70	40
Gain on foreign currency exchange	1,931	3,103
Interest expense, net	(8,355)	(10,293)
Loss before income taxes	(9,306)	(10,647)
Provision for income taxes	3,570	1,382
Net loss including non-controlling interests	$(12,876)	$(12,029)
Less: Net income attributable to non-controlling interests	91	—
Net loss attributable to AgroFresh Solutions, Inc	$(12,967)	$(12,029)

Comparison of Results of Operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Net Sales

Net sales were $38.4 million for the three months ended March 31, 2018 as compared to net sales of $32.7 million for the three months ended March 31, 2017. Tecnidex accounted for $5.6 million of sales in the quarter. The additional increase in net sales was driven by increased penetration of SmartFresh on apples in Brazil and other crops throughout Latin America and continued increases of Harvista sales in Argentina, offsetting the year over year lower crop sizes in South Africa (due to drought), Brazil, Chile and Argentina.

Cost of Sales

Cost of sales was $10.8 million for the three months ended March 31, 2018 as compared to $5.8 million for the three months ended March 31, 2017. Gross profit margin was 71.7% in the first three months of 2018 versus 82.2% in the first three months of 2017. The decrease in margin was primarily driven by an unfavorable mix with the increase in Harvista sales, the addition of Tecnidex and the deferral of revenue.

Research and Development Expenses

Research and development expenses were $3.1 million for the three months ended March 31, 2018 as compared to $3.3 million for the three months ended March 31, 2017. The decrease in research and development expenses reflects more targeted research activities in 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.3 million for the three months ended March 31, 2018 compared to $16.4 million for the three months ended March 31, 2017. This decrease in selling, general and administrative expenses was primarily driven by lower non-recurring costs as efficiency and productivity improvements offset Tecnidex related increases as well as on going expense associated strategic initiatives and MirTech.

Amortization of Intangibles

Amortization of intangible assets was $10.9 million for the three months ended March 31, 2018 compared to $10.4 million for the three months ended March 31, 2017.

Change in Fair Value of Contingent Consideration

The Company recorded a $0.1 million loss in the three months ended March 31, 2018 related to a change in the fair value of contingent consideration, as compared to a $0.2 million loss in the three months ended March 31, 2017. As discussed in Note 3 to the unaudited condensed consolidated financial statements, pursuant to the Business Combination, the Company entered into various forms of contingent consideration, including the warrant consideration, and the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings.

Interest Expense, Net

Interest expense was $8.4 million for the three months ended March 31, 2018, as compared to $10.3 million for the three months ended March 31, 2017. Lower accretion of the Tax Receivables Agreement of $2.5 million accounted for most of the decrease in interest expense.

Income taxes

Income tax expense was $3.6 million for the three months ended March 31, 2018 compared to $1.4 million for the three months March 31, 2017. During the three months ended March 31, 2018, certain losses occurred that did not receive a tax benefit. The unbenefited losses related to the elimination of intercompany profit in inventory. In addition to the unbenefited losses, certain provisions of the Tax Cuts and Jobs Act (“TCJA”) impacted the Company. The TCJA reduced the corporate income tax rate to 21% which reduced the overall tax benefit for the Company. Other provisions like the limitation and deductibility of interest expense and inclusion of GILTI income had an immaterial impact on the effective tax rate for the three months ended March 31, 2018, but the deductibility of interest expense may have a more material impact within the U.S. jurisdiction in future periods.

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

The following is reconciliation between the non-GAAP financial measure of EBITDA to its most directly comparable GAAP financial measure, net loss:

(in thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
GAAP net loss	$(12,876)	$(12,029)
Provision for income taxes	3,570	1,382
Interest expense(1)	8,355	10,293
Depreciation and amortization	11,273	10,978
Non-GAAP EBITDA	$10,322	$10,624
———————————————————————————————
(1)    Interest on the term loan and accretion for debt discounts, debt issuance costs and contingent consideration.

Liquidity and Capital Resources

Cash Flow

(in thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net cash provided by operating activities	3,417	8,836
Net cash used in investing activities	(1,905)	(1,364)
Net cash used in financing activities	(11,407)	(1,063)

Cash provided by operating activities was $3.4 million for the three months ended March 31, 2018, as compared to $8.8 million for the three months ended March 31, 2017. In 2018, net loss before non-cash depreciation and amortization and changes in fair value of contingent consideration (including accretion) was $(1.5) million. Other non-cash charges included stock-based compensation of $0.6 million, $0.6 million of deferred financing costs, a $3.6 million increase in the net deferred taxes, and other non-cash items of $0.4 million. Additionally, the change in net operating assets was $(0.4) million in 2018. For the three months ended March 31, 2017, net income before non-cash depreciation and amortization and changes in fair value of contingent consideration (including accretion) was $2.9 million. Other non-cash charges included stock-based compensation of $0.2 million, $0.6 million of deferred financing costs, and other non-cash items of $0.6 million. Additionally, the change in net operating assets was $4.6 million for the three months ended March 31, 2017.
Cash used in investing activities was $(1.9) million for the three months ended March 31, 2018, as compared to $(1.4) million for the three months ended March 31, 2017. Cash used in investing activities in 2018 was for the purchase of fixed assets and leasehold improvements of $(1.9) million. Cash used in 2017 was for the purchase of fixed assets and leasehold improvements, of $(1.0) million and an investment of $(0.4) million.

Cash used in financing activities was $(11.4) million for the three months ended March 31, 2018, as compared to $(1.1) million for the three months ended March 31, 2017. Cash used in financing activities in 2018 was for the payment of Dow liabilities of $(10.0) million along with the repayment of debt in the amount of $(1.4) million. Cash used in 2017 was for the repayment of debt in the amount of $(1.1) million.

Liquidity

Since the consummation of the Business Combination we have financed our operations primarily through the sales of our products and services. At March 31, 2018, we had $57.0 million of cash and cash equivalents, compared to $64.5 million at December 31, 2017.

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

Term Loan

On July 31, 2015, certain of our subsidiaries entered into a Credit Agreement with Bank of Montreal, as administrative agent (the “Credit Facility”). The Credit Facility consists of a $425 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a $25 million revolving loan facility (the “Revolving Loan”). The Revolving Loan includes a $10.0 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of March 31, 2018, the Company had issued $0.5 million of letters of credit, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan has a scheduled maturity date of July 31, 2019. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75%, or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries, and (b) AF Solutions Holdings, including the common stock of AgroFresh Inc.

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

As of March 31, 2018, the Company was in compliance with the senior secured net leverage covenant and the other covenants in the facility, other than covenants that apply only to the Company’s ability to borrow under the Revolving Loan (excluding letters of credit). The Company is not currently able to access the Revolving Loan (other than for letters of credit) as a result of non-compliance with certain covenants in the facility applicable solely to the Revolving Loan.

As of the Closing Date the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The accretion in interest expense during the three months ended March 31, 2018 was approximately $0.6 million.

PIPE Shares

In connection with the closing of the Business Combination, the Company issued an aggregate of 4,878,000 shares of common stock, for an aggregate purchase price of $50.0 million, in a private placement (“PIPE”).

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than as detailed below. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

In December 2017 we entered into an interest rate swap agreement that qualified for and is designated as a cash flow hedge. We currently have a cash flow hedge with an amount equal to approximately 60% of our current outstanding Term Loan covering the next 33 months. Holding debt levels constant, a 100 basis point increase in the effective interest rates would have increased the Company’s interest expense by $1.7 million for the three months ended March 31, 2018.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be quantified by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by our operations in the first three months of 2018, revenues would have decreased by approximately $4.0 million and EBITDA would have decreased by approximately $2.0 million for the three months ended March 31, 2018.

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

Changes in Internal Controls

Effective January 1, 2018, we adopted the new revenue standard ASC 606. We have implemented new accounting processes related to revenue recognition and related disclosures, including related control activities.

 Effective January 12, 2018 the Company completed the process of installing a new ERP system. This new stand alone ERP system replaced the Dow hosted ERP. This effectively ends the transition services agreement whereby Dow provided IT support to the Company. The implementation of this new ERP system involves changes to the Company’s procedures for internal control over financial reporting. The Company followed a system implementation process that required significant pre-implementation planning, design, and testing. The Company has also conducted and will continue to conduct extensive post-implementation monitoring and process modifications to ensure that internal controls over financial reporting are properly designed.

There were no other changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Ownership of our securities involves a high degree of risk. Holders of our securities should carefully consider, in addition to the historical financial statements and related notes and other information set forth in this Report, the risk factors discussed in Part I - Item 1A - Risk Factors included in our 2017 Form 10-K and the factors set forth below, all of which could materially affect our business or future results. Except with respect to the amended and restated risk factors set forth below, there have been no material changes to the risk factors disclosed in our 2017 Form 10-K. If any of the risks or uncertainties described in any of such risk factors actually occur, our business, financial condition and operating results could be adversely affected in a material way. This could cause the trading prices of our securities to decline, perhaps significantly, and you may lose part or all of your investment.

Dow has significant influence over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of April 6, 2018, Dow owned approximately 36% of our outstanding common stock. In addition, Dow currently owns 3,000,000 of our outstanding warrants. Because of the degree of concentration of voting power (and the potential for such power to increase upon the purchase of additional stock or the exercise of warrants), your ability to elect members of our board of directors and influence our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends, may be diminished.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.		Description
3.1	(1)	Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2015.
3.2	(4)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation.
3.3	(1)	Series A Certificate of Designation.
3.4	(2)	Amended and Restated Bylaws.
3.5	(3)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of September 3, 2015.
3.6	(5)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of November 2, 2017.
4.1	(1)	Specimen Common Stock Certificate.
4.2	(1)	Specimen Warrant Certificate.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

———————————————————————————————

*	Filed herewith.

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on August 6, 2015.

(2)	Incorporated by reference to Annex A to the Company’s definitive proxy statement (File No. 001-36197) filed with the Securities and Exchange Commission on July 16, 2015.

(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 10, 2015.

(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on June 7, 2017.

(5)	Incorporated by reference to an exhibit to the Quarterly Repor on Form 10-Q of the Company filed with the Securities and Exchange Commission on November 9, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AgroFresh Solutions, Inc.
Date:	May 10, 2018

/s/ Jordi Ferre
By:	Jordi Ferre
Title:	Chief Executive Officer

/s/ Katherine Harper
By:	Katherine Harper
Title:	Chief Financial Officer