Form 10-Q
period 2018-06-30
AgroFresh Solutions, Inc.
filed 2018-08-15
CIK 1592016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
The number of shares of common stock outstanding as of August 2, 2018 was 50,486,962.

PART I - FINANCIAL INFORMATION

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017

ASSETS
Current Assets:
Cash and cash equivalents	$41,776	$64,533
Accounts receivable, net of allowance for doubtful accounts of $1,575 and $1,550, respectively	39,916	71,509
Inventories	27,278	24,109
Other current assets	25,017	18,684
Total current assets	133,987	178,835
Property and equipment, net	13,645	12,200
Goodwill	5,680	9,402
Intangible assets, net	736,940	757,882
Deferred income tax assets	7,605	8,198
Other assets	17,289	16,746
TOTAL ASSETS	$915,146	$983,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,769	$15,014
Current portion of long-term debt	6,995	7,926
Income taxes payable	4,715	5,931
Accrued expenses and other current liabilities	50,046	65,809
Total current liabilities	69,525	94,680
Long-term debt	401,469	402,868
Other noncurrent liabilities	37,644	38,505
Deferred income tax liabilities	30,031	31,130
Total liabilities	538,669	567,183

Commitments and contingencies (see Note 17)
Stockholders’ equity:
Common stock, par value $0.0001; 400,000,000 shares authorized, 51,148,343 and 51,002,234 shares issued and 50,486,962 and 50,340,853 shares outstanding at June 30, 2018 and December 31, 2017, respectively	5	5
Preferred stock; par value $0.0001, 1 share authorized and outstanding at June 30, 2018 and December 31, 2017	—	—
Treasury stock; par value $0.0001, 661,381 shares at June 30, 2018 and December 31, 2017	(3,885)	(3,885)
Additional paid-in capital	534,755	533,015
Accumulated deficit	(140,080)	(108,729)
Accumulated other comprehensive loss	(22,834)	(12,769)
Total AgroFresh stockholders’ equity	367,961	407,637
Non-controlling interest	8,516	8,443
Total stockholders' equity	376,477	416,080
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$915,146	$983,263

 See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net sales	$18,420	$16,389	$56,771	$49,119
Cost of sales (excluding amortization, shown separately below)	5,402	3,906	16,248	9,745
Gross profit	13,018	12,483	40,523	39,374
Research and development expenses	3,733	3,735	6,802	7,032
Selling, general, and administrative expenses	15,609	13,435	31,920	29,866
Amortization of intangibles	11,402	10,445	22,341	20,890
Change in fair value of contingent consideration	98	(1,211)	236	(996)
Operating loss	(17,824)	(13,921)	(20,776)	(17,418)
Other income	538	215	608	255
Gain on foreign currency exchange	3,272	7,968	5,203	11,071
Interest expense, net	(8,763)	(8,564)	(17,118)	(18,857)
Loss before income taxes	(22,777)	(14,302)	(32,083)	(24,949)
Benefit for income taxes	(4,375)	(16,909)	(805)	(15,527)
Net (loss) income including non-controlling interests	$(18,402)	$2,607	$(31,278)	$(9,422)
Less: Net (loss) income attributable to non-controlling interests	(18)	—	73	—
Net (loss) income attributable to AgroFresh Solutions, Inc	$(18,384)	$2,607	$(31,351)	$(9,422)

Net (loss) income per share:
Basic	$(0.37)	$0.05	$(0.63)	$(0.19)
Diluted	$(0.37)	$0.05	$(0.63)	$(0.19)
Weighted average shares outstanding:
Basic	49,864,822	49,670,621	49,814,744	49,941,993
Diluted	49,864,822	50,035,343	49,814,744	49,941,993

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net (loss) income	$(18,402)	$2,607	$(31,278)	$(9,422)
Other comprehensive income (loss):
Unrealized gain on hedging activity, net of tax of $238 and $832	843	—	2,970	—
Foreign currency translation adjustments	(16,064)	(8,415)	(13,035)	(10,285)
Comprehensive loss	$(33,623)	$(5,808)	$(41,343)	$(19,707)

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2016	1	$—	50,698,587	$5	$(3,885)	$475,598	$(132,200)	$(4,373)	$335,145
Stock-based compensation	—	—	—	—	—	806	—	—	806
Transfer of director compensation from liability to equity	—	—	—	—	—	80	—	—	80
Issuance of restricted stock	—	—	300,499	—	—	—	—	—	—
Settlement of Dow Liabilities, net of income tax	—	—	—	—	—	55,089	—	—	55,089
Comprehensive loss	—	—	—	—	—	—	(9,422)	(10,285)	(19,707)
Balance at June 30, 2017	1	$—	50,999,086	$5	$(3,885)	$531,573	$(141,622)	$(14,658)	$371,413

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2017	1	$—	51,002,234	$5	$(3,885)	$533,015	$(108,729)	$(12,769)	$8,443	$416,080
Stock-based compensation	—	—	—	—	—	1,740	—	—	—	1,740
Issuance of stock, net of forfeitures	—	—	146,109	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	(31,351)	(10,065)	73	(41,343)
Balance at June 30, 2018	1	$—	51,148,343	$5	$(3,885)	$534,755	$(140,080)	$(22,834)	$8,516	$376,477

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(in thousands)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Cash flows from operating activities:
Net loss	$(31,278)	$(9,422)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,953	22,046
Provision for bad debts	182	789
Stock-based compensation	1,900	806
Pension expense	64	153
Amortization of deferred financing costs	1,214	1,166
Accretion of contingent consideration	2,043	5,515
Increase (decrease) in fair value of contingent consideration	236	(996)
Deferred income taxes	(506)	(19,726)
Loss on sales of property	—	80
Provision for inventory obsolescence	—	89
Other	114	43
Changes in operating assets and liabilities:
Accounts receivable	27,340	37,232
Inventories	(5,083)	(2,758)
Prepaid expenses and other current assets	(8,152)	198
Accounts payable	(7,300)	(19,864)
Accrued expenses and other liabilities	(8,434)	(1,987)
Income taxes payable	(1,216)	2,581
Other assets and liabilities	2,098	205
Net cash (used in) provided by operating activities	(3,825)	16,150
Cash flows from investing activities:
Cash paid for property and equipment	(2,327)	(2,835)
Proceeds from sale of property	—	9
Asset Acquisition	(1,587)	—
Other investments	—	(1,050)
Net cash used in investing activities	(3,914)	(3,876)
Cash flows from financing activities:
Payment of Dow liabilities settlement	(10,000)	(10,000)
Repayment of long term debt	(3,330)	(2,125)
Net cash used in financing activities	(13,330)	(12,125)
Effect of exchange rate changes on cash and cash equivalents	(1,688)	1,131
Net (decrease) increase in cash and cash equivalents	(22,757)	1,280
Cash and cash equivalents, beginning of period	$64,533	77,312
Cash and cash equivalents, end of period	$41,776	$78,592

Supplemental disclosures of cash flow information:
Cash paid for:
Cash paid for interest	$15,777	$12,309
Cash paid for income taxes	$4,245	$1,291
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property and equipment	$—	$254
Settlement of Dow liabilities not resulting from cash payment, net of deferred income taxes	$—	$55,089

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments that are necessary for a fair presentation of the Company's condensed consolidated results of operations, financial condition and cash flows for the periods shown, including normal, recurring accruals and other items. The condensed consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year.

Adoption of Highly Inflationary Accounting in Argentina

GAAP requires the use of highly inflationary accounting for countries whose cumulative three-year inflation rate exceeds 100 percent. The Company has been closely monitoring the inflation data and currency volatility in Argentina, where there are multiple data sources for measuring and reporting inflation. In the second quarter of 2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation rate in that country exceeded 100 percent as of June 30, 2018. As a result, the Company has elected to adopt highly inflationary accounting as of July 1, 2018 for subsidiaries in Argentina. Under highly inflationary accounting, the functional currency of subsidiaries in Argentina became the U.S. dollar, and their income statement and balance sheet will be measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities will be reflected in earnings. As of June 30, 2018, the Company’s subsidiaries in Argentina had a net asset position of $18.3 million. Net sales attributable to Argentina were approximately 11 and 12 percent of the Company’s consolidated net sales for the six months ended June 30, 2018 and 2017, respectively.

Revenue Recognition

On January 1, 2018, the Company began to account for revenue in accordance with Accounting Standards Codification ("ASC") 606, which requires revenue recognized to represent the transfer of promised goods or services to customers at an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company utilized the modified retrospective method of adoption to all contracts that were not completed as of January 1, 2018. Prior period results were not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company has not made any significant changes to judgments in applying ASC 606 during the six months ended June 30, 2018.

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

The transaction price is primarily fixed, as prices are governed by the terms and conditions of the Company's contracts with customers, and payment is typically made under standard terms. The Company has certain transactions that provide for variable consideration through rebate and customer loyalty programs. Depending on the program, the customer may elect to receive either a credit against its account or a cash payment. The Company recognizes an accrued provision for estimated rebates and customer loyalty program payouts at the time services are provided. The primary factors considered when estimating the provision for rebates and customer loyalty programs are the average historical experience of aggregate credits issued, the historical relationship of rebates as a percentage of total gross product sales, and the contract terms and conditions of the various rebate programs in effect at the time services are performed. The Company provides standard warranty provisions.

Performance obligations related to product application are typically satisfied at a point in time when the customer obtains control upon application. Performance obligations related to post-application services are satisfied over time and revenue is recognized using the output method, as control of the service transfers to the customer over time during and after storage of the produce. The Company believes that this method provides a faithful depiction of the transfer of value over the term of the performance obligation because the level of effort in providing these services is consistent during the service period. Performance obligations related to Tecnidex sales-type leases are satisfied at the point in time that equipment is installed at the customer site.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographic region, product and timing of transfer of goods and services. The Company determined that disaggregating revenue into these categories achieves the disclosure objective of depicting how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenues for the three months ended June 30, 2018 (in thousands)
Region	North America	EMEA	Latin America	Asia Pacific	Total Revenue
Product
1-MCP based	$691	$4,040	$4,432	$4,688	$13,851
Fungicides, waxes, coatings, biocides	—	3,345	—	—	3,345
Other*	284	191	90	659	1,224
	$975	$7,576	$4,522	$5,347	$18,420

Pattern of Revenue Recognition
Products transferred at a point in time	$943	$7,516	$4,501	$4,688	$17,648
Services transferred over time	32	60	21	659	772
	$975	$7,576	$4,522	$5,347	$18,420

Revenues for the six months ended June 30, 2018 (in thousands)
Region	North America	EMEA	Latin America	Asia Pacific	Total Revenue
Product
1-MCP based	$2,587	$9,163	$25,379	$9,081	$46,210
Fungicides, waxes, coatings, biocides	—	8,932	—	—	8,932
Other*	383	279	207	760	1,629
	$2,970	$18,374	$25,586	$9,841	$56,771

Pattern of Revenue Recognition
Products transferred at a point in time	$2,925	$18,311	$25,560	$9,081	$55,877
Services transferred over time	45	63	26	760	894
	$2,970	$18,374	$25,586	$9,841	$56,771

*Other includes RipeLock, AdvanStore, LandSpring, Verigo, technical services and sales-type leases related to Tecnidex

Contract Assets and Liabilities

ASC 606 requires an entity to present a revenue contract as a contract asset when the entity performs its obligations under the contract by transferring goods or services to a customer before the customer pays consideration or before payment is due. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The following table presents changes in the Company’s contract assets and liabilities during the six months ended June 30, 2018:

	Balance at January 1, 2018	Additions	Deductions	Balance at June 30, 2018
(in thousands)
Contract assets:
Unbilled revenue	$739	$44	$(739)	$44
Contract liabilities:
Deferred revenue	$100	$2,008	$(903)	$1,205

The Company recognizes contract assets in the form of unbilled revenue in instances where services are performed by the Company but not billed by period end. The Company recognizes contract liabilities in the form of deferred revenue in instances where a customer pays in advance for future services to be performed by the Company. The Company generally receives payments from its customers based on standard terms and conditions. No significant changes or impairment losses occurred to contract balances during the six months ended June 30, 2018. Amounts reclassified from unbilled revenue to accounts receivable for the six months ended June 30, 2018 were $0.7 million. Amounts reclassified from deferred revenue to revenue were $0.9 million for the six months ended June 30, 2018.

Practical Expedients Elected

The Company has elected the following practical expedients in applying ASC 606 across all reportable segments:

Unsatisfied Performance Obligations. Because all of its performance obligations relate to contracts with a duration of less than one year, the Company has elected to apply the optional exemption provided in ASC 606 and, therefore, is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

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

Balance at June 30, 2018 (in thousands)	As reported	ASC 606 Adjustments	Balances without adoption of ASC 606
Consolidated Balance Sheet
Liabilities
Accrued expenses and other current liabilities	$50,046	$(993)	$49,053

Equity
Accumulated deficit	$(140,080)	$993	$(139,087)

Three months ended June 30, 2018 (in thousands)	As reported	ASC 606 Adjustments	Balances without adoption of ASC 606
Consolidated Statements of Operations
Revenue
Net sales	$18,420	$663	$19,083

Net loss attributable to AgroFresh Solutions, Inc	$(18,384)	$517	$(17,867)

Six months ended June 30, 2018 (in thousands)	As reported	ASC 606 Adjustments	Balances without adoption of ASC 606
Consolidated Statements of Operations
Revenue
Net sales	$56,771	$993	$57,764

Net loss attributable to AgroFresh Solutions, Inc	(31,351)	$775	$(30,576)

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation. Scope of Modification Accounting. ASU 2017-09 addresses the changes to the terms and conditions of share-based awards. ASU 2017-09 is effective for periods beginning after December 15, 2017 and interim periods therein on a modified retrospective basis. The Company adopted the new ASU as of January 1, 2018, and it did not have a material impact on the financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations. Clarifying the Definition of a Business. The new accounting guidance clarifies the definition of a business and provides additional guidance to assist entities with evaluating whether transactions should be accounted for as asset acquisitions (or asset disposals) or business combinations (or disposals of a business). Under the new guidance, an entity first determines whether substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this criterion is met, the transaction should be accounted for as an asset acquisition as opposed to a business combination. This distinction is important because the accounting for an asset acquisition significantly differs from the accounting for a business combination. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. During the second quarter of 2018, the Company adopted this standard in connection with the acquisition of Verigo (refer to Note 3).

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

3.	Business Combinations and Asset Acquisition

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

Amendment Agreement

Pursuant to the Amendment Agreement, the Company agreed to pay Dow the aggregate amount of $20.0 million, of which $10.0 million was paid on April 4, 2017 and the remaining $10.0 million was paid on January 31, 2018, in full satisfaction of the Company’s obligations with respect to (i) the working capital adjustment under the Purchase Agreement, (ii) certain transfer and value added tax reimbursement obligations under the Purchase Agreement, and (iii) the amount payable to Dow pursuant to the Tax Receivables Agreement on account of the 2015 tax year. During the six months ended June 30, 2018 these liabilities were extinguished.

First Amendment to Tax Receivables Agreement

The Company, Dow, R&H and AgroFresh Inc. entered into a First Amendment to the Tax Receivables Agreement (the “TRA Amendment”). The TRA Amendment reduced, from 85% to 50%, the percentage that the Company is required to pay to Dow pursuant to the Tax Receivables Agreement of the annual tax savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of the increase in tax basis of the AgroFresh assets resulting from a Section 338(h)(10) election that the Company and Dow made in connection with the Business Combination.

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

Acquisition of Tecnidex
On November 7, 2017, the Company entered into a definitive agreement to acquire a controlling interest in Tecnidex Fruit Protection, S.A.U. ("Tecnidex"). The transaction was closed on December 1, 2017. Tecnidex, a privately-held international company, is a leading provider of post-harvest fungicides, waxes, coatings, and biocides for the citrus market, with clients in 18 countries. For over 35 years, Tecnidex has been helping fruit and vegetable producers offer clean, safe and high-quality products to their regional clients. The acquisition was accounted for as a purchase in accordance with ASC 805, Business Combination.
At the effective date of the acquisition, the Company agreed to pay holders of Tecnidex estimated $25.0 million in cash for 75% of the outstanding capital stock, of which $20.0 million was paid on December 1, 2017. In the third quarter of 2018 the price is expected to be finalized and paid based on working capital, net debt and other adjustments.
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
The preliminary assessment of fair value of the contingent consideration payments on the acquisition date was approximately $0.7 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. During the six months ended June 30, 2018 there was an adjustment made to consideration payable to holders of Tecnidex which resulted in a measurement period adjustment of $3.7 million to the purchase price allocation.

Acquisition of Verigo

On April 9, 2018, the Company acquired the assets of Comm-n-Sense Corp., d/b/a Verigo ("Verigo"), pursuant to the terms of an Asset Purchase Agreement, for approximately $1.8 million. Verigo, a privately-held organization, provided hardware in the form of wireless data receptors along with cloud-based software to synchronize data pulled from the hardware to support and provide tools for monitoring environmental and quality factors, such as temperature and relative humidity. The transaction was accounted for as an asset acquisition because substantially all of the fair value of the gross assets acquired was concentrated in a singular asset, the acquired software. Asset acquisitions are accounted for using a cost accumulation approach, whereby the total consideration paid is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis.

4.	Related Party Transactions

The Company is a party to ongoing agreements with Dow, a related party, including, but not limited to, operating-related agreements for certain transition services and seconded employees. In addition, during the six months ended June 30, 2018, the Company paid $0.6 million to Dow in order to terminate the provision of IT services provided by Dow.

The Company incurred expenses for such services for the six months ended June 30, 2018 and June 30, 2017 as follows:

(amounts in thousands)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Amortization of prepayment related to set-up of transition services	$—	$414
Ongoing costs of transition services agreement	168	1,485
Rent expense	—	496
Other expenses	1,415	319
Total incurred expenses	$1,583	$2,714

As of June 30, 2018 and June 30, 2017, the Company had an outstanding payable to Dow of $1.1 million and $0.3 million, respectively.

Refer to Note 3 regarding the contingent consideration owed to Dow as part of the Business Combination.

In addition, during 2016, the Company made a minority investment in RipeLocker, LLC ("RipeLocker"), a company led by George Lobisser, a director of the Company. On November 29, 2016, the Company entered into a Mutual Services Agreement (the “Services Agreement”) with George Lobisser and RipeLocker. Pursuant to the Services Agreement, (i) the Company agreed to provide RipeLocker with technical support, in the form of access to the Company’s research and development personnel for a specified number of hours for purposes of providing advice and input relating to RipeLocker’s products and services, and (ii) Mr. Lobisser agreed to provide consulting services to the Company as may be reasonably requested by the Company from time to time. The Services Agreement provided for Mr. Lobisser to receive a consulting fee of $5,000 per full day for time spent performing consulting services under the Services Agreement (pro-rated for any partial day), plus reimbursement for out-of-pocket expenses, provided that for each hour of technical support provided by the Company to RipeLocker, Mr. Lobisser agreed to provide one-half hour of consulting services for no consideration. In February 2017, the Company and Mr. Lobisser agreed to substantially curtail any mutual consulting services to be provided under the Services Agreement, and that any further services would be provided at no charge. For the six months ended June 30, 2018, there were no material amounts paid and as of June 30, 2018, there were no material amounts owed to RipeLocker or Mr. Lobisser for consulting services.

5.	Inventories

Inventories at June 30, 2018 and December 31, 2017 consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Raw material	$1,723	$2,148
Work-in-process	1,492	6,585
Finished goods	23,266	14,647
Supplies	797	729
Total inventories	$27,278	$24,109

6.	Other Current Assets

The Company's other current assets at June 30, 2018 and December 31, 2017 consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
VAT receivable	$10,298	$14,088
Prepaid income tax asset	6,327	2,314
Other	8,392	2,282
Total other current assets	$25,017	$18,684

7.	Property and Equipment

Property and equipment at June 30, 2018 and December 31, 2017 consisted of the following:

(in thousands, except for useful life data)	Useful life (years)	June 30, 2018	December 31, 2017
Leasehold improvements	7-20	$2,983	$2,976
Machinery & equipment	1-12	7,569	7,853
Furniture	1-12	1,715	1,698
Construction in progress		4,521	2,075
		16,788	14,602
Less: accumulated depreciation		(3,143)	(2,402)
Total property and equipment, net		$13,645	$12,200

Depreciation expense for the three and six months ended June 30, 2018 was $0.4 million and $0.7 million, respectively.
Depreciation expense for the three and six months ended June 30, 2017 was $0.3 million and $0.6 million, respectively.
Depreciation expense is recorded in cost of sales, selling, general and administrative expense and research and development expense in the condensed consolidated statements of operations.

8.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2018 are as follows:

(in thousands)	Goodwill
Balance as of December 31, 2017	$9,402
Measurement period adjustment	(3,654)
Foreign currency translation	(68)
Balance as of June 30, 2018	$5,680

See note 3 for a description of the measurement period adjustment.

The Company’s intangible assets at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018			December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets:
Developed technology	$759,374	$(114,916)	$644,458	$759,374	$(94,886)	$664,488
In-process research and development	39,000	(3,972)	35,028	39,000	(2,889)	36,111
Trade name	29,816	—	29,816	29,816	—	29,816
Service provider network	2,000	—	2,000	2,000	—	2,000
Customer relationships	20,306	(972)	19,334	20,306	(806)	19,500
Software	7,581	(1,344)	6,237	1,274	(404)	870
Software not yet placed in service	—	—	—	5,022		5,022
Other	100	(33)	67	100	(25)	75
Total intangible assets	$858,177	$(121,237)	$736,940	$856,892	$(99,010)	$757,882

At June 30, 2018, the weighted-average amortization period remaining for the finite-lived intangible assets was 16.9 years. At June 30, 2018, the weighted-average amortization periods remaining for developed technology, customer relationships, in-process R&D, software and other was 16.8, 21.2, 16.3, 2.6, and 4.0 years, respectively.

Estimated annual amortization expense for finite-lived intangible assets, excluding amounts in Work in Progress, subsequent to June 30, 2018 is as follows:

(in thousands)	Amount
2018 (remaining)	$22,528
2019	46,128
2020	46,109
2021	44,893
2022	43,673
Thereafter	501,793
Total	$705,124

9.	Accrued and Other Current Liabilities

The Company’s accrued and other current liabilities at June 30, 2018 and December 31, 2017 consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Tax amortization benefit contingency	$11,820	$11,820
Additional consideration due seller	928	693
Dow settlement liability		10,000
Accrued compensation and benefits	8,750	8,932
Accrued rebates payable	5,696	5,027
Insurance premium financing payable	1	639
Severance	154	113
Deferred revenue	1,205	100
Other notes payable	1,281	5,056
Accrued taxes	9,620	7,848
Accrued interest	4,499	6,321
Other	6,092	9,260
Total accrued and other current liabilities	$50,046	$65,809

10.	Debt

The Company’s debt, net of unamortized discounts and deferred financing fees, at June 30, 2018 and December 31, 2017 consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Total Term Loan outstanding	$406,040	$407,109
Tecnidex loan outstanding	2,424	3,685
Less: Amounts due within one year	6,995	7,926
Total long-term debt due after one year	$401,469	$402,868

At June 30, 2018, the Company evaluated the amount recorded under the Term Loan (defined below) and determined that the fair value was approximately $412.4 million. The fair value of the debt is based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.

The Term Loan is presented net of deferred issuance costs, which are amortized using the effective interest method over the term of the Term Loan. Gross deferred issuance costs at the inception of the Term Loan were $12.9 million and as of June 30, 2018 there were $7.3 million of unamortized deferred issuance costs.

Scheduled principal repayments of debt subsequent to June 30, 2018 are as follows:

(in thousands)	Amount
2018 (remaining)	$4,870
2019	4,991
2020	4,250
2021	401,626
Total	$415,737

Credit Facility

On July 31, 2015, in connection with the consummation of the Business Combination, AgroFresh Inc. as the borrower and its parent, AF Solutions Holdings LLC (“AF Solutions Holdings”), a wholly-owned subsidiary of the Company, as the guarantor, entered into a Credit Agreement with Bank of Montreal, as administrative agent (the “Credit Facility”). The Credit Facility consists of a $425.0 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a $25.0 million revolving loan facility (the “Revolving Loan”). The Revolving Loan includes a $10.0 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of June 30, 2018, the Company has issued $0.5 million of letters of credit, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan has a scheduled maturity date of July 31, 2019. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75% or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries, and (b) AF Solutions Holdings, including the common stock of AgroFresh Inc.

The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to R&H in connection with the Business Combination. Amounts available under the Revolving Loan may also be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Agreement. At June 30, 2018, there was $413.3 million outstanding under the Term Loan and no balance outstanding under the Revolving Loan.

As of the Closing Date, the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The interest expense related to the amortization of the debt issuance costs during the three and six months ended June 30, 2018 was approximately $0.6 million and $1.2 million, respectively.

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

Certain restrictive covenants are contained in the Credit Facility, which the Company was in compliance with as of June 30, 2018, other than certain covenants that would apply only to the extent the Company draws against the Revolving Loan and has an outstanding balance at a calendar quarter-end. There were no outstanding draws against the Revolving Loan as of June 30, 2018.

Beginning with the year ended December 31, 2016, the Company is required to prepay Term Loan Borrowings and Incremental Term Loan Borrowings in an aggregate amount equal to 50% of the "Excess Cash Flow" (as defined in the Credit Facility) for the fiscal year; provided that such amount of the Excess Cash Flow in any fiscal year shall be reduced by (i) the aggregate amount of prepayments of Term Loans and Incremental Term Loans made, (ii) to the extent accompanied by permanent reductions of Revolving Commitments, the aggregate amount of prepayments of Revolving Loans (other than prepayments financed with the proceeds of Indebtedness), and (iii) repaid borrowings of Revolving Loans made on the Effective Date to account for any additional original issue discount or upfront fees that are implemented pursuant to the Fee Letter provided further that, prepayments of Term Loan Borrowings and Incremental Term Loan Borrowings shall only be required if 50% of the Excess Cash Flow for such fiscal year exceeds $5.0 million. There are no amounts due under this provision as of June 30, 2018.

11.	Other Noncurrent Liabilities

The Company’s other noncurrent liabilities at June 30, 2018 and December 31, 2017 consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Tax amortization benefit contingency	$33,605	$31,562
Other	4,039	6,943
Total other noncurrent liabilities	$37,644	$38,505

12.	Severance

The Company expensed $0.0 million and 0.3 million for severance for the three and six months ended June 30, 2018, respectively. There was no severance expense for the three and six months ended June 30, 2017. This amount, which does not include stock compensation expense, was recorded in selling, general and administrative expense in the condensed consolidated statements of operations. As of June 30, 2018, the Company had $0.2 million of severance liability, of which $0.1 million will be paid out over the next year.

13.	Stockholders’ Equity

The authorized common stock of the Company consists of 400,000,000 shares with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of June 30, 2018, there were 50,486,962 shares of common stock outstanding. As of June 30, 2018, there were warrants to purchase 15,983,072 shares of the Company’s common stock outstanding at a strike price of $11.50. Of the 15,983,072 warrants, 9,823,072 were issued as part of the units sold in the Company's initial public offering in February 2014 (not counting 1,201,928 warrants that were subsequently repurchased during 2015) and 6,160,000 warrants were sold in a private placement at the time of such public offering.

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

Stock compensation expense for both equity-classified and liability-classified awards for the three and six months ended June 30, 2018 was $1.3 million and $1.9 million, respectively. Stock compensation expense for both equity-classified and liability-classified awards for the three and six months ended June 30, 2017 was $0.9 million and $1.2 million, respectively. Stock compensation expense is recognized in cost of goods sold, selling, general and administrative expenses, and research and development expenses. At June 30, 2018, there was $5.8 million of unrecognized compensation cost relating to outstanding unvested equity instruments expected to be recognized over the weighted average period of 1.8 years.

15.	Earnings Per Share

Basic loss per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Due to the loss in the quarter, dilutive loss per share is the same as basic loss per share as the adjustment for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock and warrants would be anti-dilutive.

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Basic weighted-average common shares outstanding	49,864,822	49,670,621	49,814,744	49,941,993
Effect of dilutive options, performance stock units and restricted stock	—	364,722	—	—
Diluted weighted-average shares outstanding	49,864,822	50,035,343	49,814,744	49,941,993

Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company's common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following represents amounts that could potentially dilute basic earnings per share in the future:

(in thousands, except share data)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Stock-based compensation awards(1):
Stock options	613,243	577,500	613,243	921,970
Restricted stock to non-directors	480,323	—	400,546	934,819
Restricted stock to directors	69,495	—	69,018	141,957
Warrants:
Private placement warrants	6,160,000	6,160,000	6,160,000	6,160,000
Public warrants	9,823,072	9,823,072	9,823,072	9,823,072

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

The provision for income taxes consists of provisions for federal, state, and foreign incomes taxes. The effective tax rates for the periods ended June 30, 2018, and June 30, 2017, reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in the U.S. and various other jurisdictions outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

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

As permitted by Staff Accounting Bulletin No. 118, the tax benefit recorded in the fourth quarter of 2017 due to the enactment of the TCJA was considered “provisional”, based on reasonable estimates. The Company is continuing to collect and analyze detailed information about the earnings and profits of its non-U.S. subsidiaries, the related taxes paid, the amounts which could be repatriated, the foreign taxes which may be incurred on repatriation, and the associated impact of these items under the TCJA. The Company may record adjustments to refine those estimates during the measurement period, as additional analysis is completed. No adjustments were recorded during the six months ended June 30, 2018.

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

The Company's effective tax rate for the three and six months ended June 30, 2018 was 19.2% and 2.5%, respectively compared to the effective tax rate for the three and six months ended June 30, 2017 of 118.2% and 62.2%, respectively.

The effective tax rate for the six months ended June 30, 2018 differs from the U.S. statutory tax rate of 21%, due to unbenefited losses and certain provisions of the TCJA. The unbenefited losses related to the elimination of intercompany profit in inventory. In addition to the unbenefited losses, certain provisions of the TCJA impacted the Company. The reduction of the U.S. corporate income tax rate to 21% and the limitation and deductibility of U.S. interest expense reduced the overall tax benefit for the Company. Other provisions like the inclusion of GILTI had an immaterial impact on the effective tax rate. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore did not provide any deferred taxes in the consolidated financial statements at December 31, 2017 or June 30, 2018.

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

Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value of the Company’s financial instrument liability/(asset) that are measured at fair value on a recurring basis as of June 30, 2018:

(in thousands)	Level 1	Level 2	Level 3	Total
Tax amortization benefit contingency(1)	$—	$—	$45,425	$45,425
Contingent consideration(2)	—	—	928	928
Interest rate contract (3)	—	(3,325)	—	(3,325)
Stock appreciation rights(4)	—	—	156	156
Phantom shares(5)	—	—	348	348
Total	$—	$(3,325)	$46,857	$43,532

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

———————————————————————————————

(1)
The fair value of the tax amortization benefit contingency is measured using an income approach based on the Company’s best estimate of the undiscounted cash payments to be made, with the current portion tax effected at 35.3% and the non-current portion tax effected at 21.5% due to the TCJA enacted in the U.S and discounted to present value utilizing an appropriate market discount rate. Per the TRA Amendment, payments due to Dow under the Tax Receivable Agreement were reduced from 85% to 50% of the applicable tax savings realized by the Company. The valuation technique used did not change during the six months ended June 30, 2018.

(2)	The fair value of the contingent consideration related to the Tecnidex acquisition.

(3)
The derivative assets and liabilities relate to an interest rate derivative that is measured at fair value using observable market inputs such as interest rates, our own credit risks as well as an evaluation of the counterparts' credit risks. The fair value for the six months ended June 30, 2018 resulted in an asset balance while the three months ended December 31, 2017 was in a liability balance.

(4)
The fair value of the stock appreciation rights was measured using a Black Scholes pricing model during the six months ended June 30, 2018. The valuation technique used did not change during the six months ended June 30, 2018.

(5)	The fair value of phantom shares are based on the fair value of the Company's common stock. The valuation technique used did not change during the six months ended June 30, 2018.

There were no transfers between Level 1 and Level 2 and no transfers out of Level 3 of the fair value hierarchy during the six months ended June 30, 2018.

At June 30, 2018, the Company evaluated the amount recorded under the Term Loan and determined that the fair value was approximately $412.4 million. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following table presents the changes during the period presented in our Level 3 financial instrument liability/(asset) that are measured at fair value on a recurring basis.

(in thousands)	Tax amortization benefit contingency	Contingent consideration related to acquisition	Interest rate contract	Stock appreciation rights	Phantom shares	Total
Balance, December 31, 2017	$43,382	$691	$456	$268	$186	$44,983
Accretion	2,043	—	—	—	—	2,043
Stock compensation expense	—	—	—	(112)	162	50
Mark-to-market adjustment	—	237	(3,781)			(3,544)
Balance, June 30, 2018	$45,425	$928	$(3,325)	$156	$348	$43,532

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

In December 2017, AgroFresh acquired a controlling interest in Tecnidex. With this acquisition, AgroFresh expanded its industry-leading post-harvest presence into additional crops, and increased its penetration of the produce market in southern Europe, Latin America and Africa. For over 35 years, Tecnidex has been helping fruit and vegetable producers offer clean, safe and high-quality products to customers in 18 countries. Through its portfolio of post-harvest products, technology, consulting, and after-sale services, Tecnidex improves the quality and value of its clients’ fruit and vegetables while respecting the environment. Tecnidex is based in Valencia, Spain. Tecnidex further diversifies AgroFresh’s revenue by expanding the Company's ability to provide solutions and service to the citrus industry.

Freshness is the most important driver of consumer satisfaction when it comes to produce, and, at the same time, food waste is a major issue in the industry. According to the U.N.’s Food and Agricultural Organization, fruits and vegetables have the highest waste rates of any food, estimated at 40%-50% globally. AgroFresh plays a key role in the value chain by offering products and services that maintain produce freshness and reduce waste.

AgroFresh’s current principal product, SmartFresh, regulates the post-harvest ripening effects of ethylene, the naturally occurring plant hormone that triggers ripening in certain fruits and vegetables. SmartFresh is naturally biodegradable, leaves no detectable residue, and has been approved for use by many domestic and global regulatory organizations. Harvista extends the Company’s proprietary technology into pre-harvest management of pome fruit such as apples, pears and cherries. AdvanStore is an atmospheric monitoring system that leverages the Company’s extensive understanding of fruit physiology, fruit respiration, current controlled atmosphere technology, and new proprietary diagnostic tools to provide improved and real-time guidance to producers and packers of fresh produce regarding storage conditions so corrective measures can be made on a more timely basis. RipeLock combines the technology behind SmartFresh with modified atmosphere packaging designed specifically to preserve quality during transportation and to extend the yellow shelf life of bananas and potentially other fruits. LandSpring is an innovative 1-MCP technology targeted to transplanted vegetable seedlings. It is currently registered for use on tomato, peppers, and 14 other crops in the US. It reduces transplant shock, resulting in less seedling mortality and faster crop establishment, which leads to a healthier crop and improved yields. Tecnidex’s portfolio of products offer post-harvest fungicides, waxes, coatings and biocides for the citrus market. Verigo offers end-to-end visibility and management of cold-chain logistics through sensors and proprietary algorithms, resulting in additional insights and improved quality metrics for fresh produce.

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

AgroFresh is a former blank check company that completed its initial public offering on February 19, 2014. Upon the closing of the business combination with Dow on July 31, 2015 (the "Business Combination"), the Company changed its name to AgroFresh Solutions, Inc. The Company paid Dow cash consideration of $635 million and issued Dow 17.5 million shares of common stock at a deemed value of $12 per share. The transaction included a liability to Dow to deliver a variable number of warrants between the closing and April 2016, which obligation was terminated pursuant to a letter agreement entered into on April 4, 2017. The cash consideration was funded through our initial public offering, a term loan, and a private placement of 4.9 million shares of common stock that yielded $50 million of proceeds. The transaction also had an earn-out feature whereby Dow was entitled to receive a deferred payment of $50 million in March 2018 if AgroFresh achieved a specified average level of Business EBITDA (as defined in the Stock Purchase Agreement related to the Business Combination) over 2016 and 2017. The specified level of Business EBITDA was not achieved and, accordingly, the earn-out feature is no longer payable. In addition, pursuant to a tax receivables agreement entered into in connection with the Business Combination, as amended in April 2017 (the "Tax Receivables Agreement"), Dow is entitled to receive 50% of the tax savings, if any, that the Company realizes as a result of the increase in the tax basis of assets acquired pursuant to the Business Combination.

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

Demand for the Company’s Offerings

The Company services customers in over 45 countries and derives its revenue by assisting growers, packers and retailers to maximize the value of their crops brought to market. The Company's products and services add value to customers by reducing food spoilage and extending the life of perishable fruits. The U.S. Food and Agriculture Organization has estimated that a growing global population will require a near doubling of food production in developing countries by 2050 to meet the expected demand of a worldwide population of 9 billion people.

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

Foreign Currency Exchange Rates

With a global customer base and geographic footprint, the Company generates revenue and incurs costs in a number of different currencies, with the Euro comprising the most significant non-U.S. currency. Fluctuations in the value of these currencies relative to the U.S. dollar can increase or decrease the Company’s overall revenue and profitability as stated in U.S. dollars, which is the Company’s reporting currency. In certain instances, if sales in a given geography have been adversely impacted on a long-term basis due to foreign currency depreciation, the Company has been able to adjust its pricing so as to mitigate the impact on profitability. See Note 2 to the condensed consolidated financial statements for a discussion of the changes to the highly inflationary accounting for Argentina as of July 1, 2018.

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

Results of Operations

The following table summarizes the results of operations for both the three and six months ended June 30, 2018 and June 30, 2017:

(in thousands)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net sales	$18,420	$16,389	$56,771	$49,119
Cost of sales (excluding amortization, shown separately below)	5,402	3,906	16,248	9,745
Gross profit	13,018	12,483	40,523	39,374
Research and development expenses	3,733	3,735	6,802	7,032
Selling, general, and administrative expenses	15,609	13,435	31,920	29,866
Amortization of intangibles	11,402	10,445	22,341	20,890
Change in fair value of contingent consideration	98	(1,211)	236	(996)
Operating loss	(17,824)	(13,921)	(20,776)	(17,418)
Other income	538	215	608	255
Gain on foreign currency exchange	3,272	7,968	5,203	11,071
Interest expense, net	(8,763)	(8,564)	(17,118)	(18,857)
Loss before income taxes	(22,777)	(14,302)	(32,083)	(24,949)
Benefit for income taxes	(4,375)	(16,909)	(805)	(15,527)
Net (loss) income including non-controlling interests	$(18,402)	$2,607	$(31,278)	$(9,422)
Less: Net (loss) income attributable to non-controlling interests	(18)	—	73	—
Net (loss) income attributable to AgroFresh Solutions, Inc	(18,384)	2,607	$(31,351)	$(9,422)

Comparison of Results of Operations for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Net Sales

Net sales were $18.4 million for the three months ended June 30, 2018 as compared to net sales of $16.4 million for the three months ended June 30, 2017. The increase in net sales was driven by the acquisition of Tecnidex which contributed net sales of $3.4 million which was partly offset by lower recorded base business sales due to the deferral of revenue upon adoption of ASC 606 for future performance obligations relating to sales in the Southern Hemisphere.

Cost of Sales

Cost of sales was $5.4 million for the three months ended June 30, 2018 as compared to $3.9 million for the three months ended June 30, 2017. Gross profit margin was 70.7% in the second quarter of 2018 versus 76.2% in the second quarter of 2017. The decrease in margin was primarily driven by Tecnidex sales and the deferral of revenue under ASC 606.

Research and Development Expenses

Research and development expenses were $3.7 million in each of the three months ended June 30, 2018 and the three months ended June 30, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15.6 million for the three months ended June 30, 2018 compared to $13.4 million for the three months ended June 30, 2017. The increase was primarily driven by the addition of Tecnidex and non-recurring costs related to strategic initiatives and ongoing litigation.

Amortization of Intangibles

Amortization of intangible assets was $11.4 million for the three months ended June 30, 2018 compared to $10.4 million for the three months ended June 30, 2017.

Change in Fair Value of Contingent Consideration

The Company recorded a $0.1 million loss in the three months ended June 30, 2018 related to a change in the fair value of contingent consideration, as compared to a $1.2 million gain in the three months ended June 30, 2017. As discussed in Note 3 of the unaudited condensed consolidated financial statements, pursuant to the Business Combination, the Company entered into various forms of contingent consideration, including the warrant consideration, and the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings.

Interest Expense, Net

Interest expense was $8.8 million for the three months ended June 30, 2018, as compared to $8.6 million for the three months ended June 30, 2017.

Gain on foreign currency

Gain on foreign currency was $3.3 million for the three months ended June 30, 2018, due to operations in the EMEA region as compared to $8.0 million gain for the three months ended June 30, 2017.

Income taxes

Income tax benefit was $4.4 million for the three months ended June 30, 2018 compared to income tax benefit of $16.9 million for the three months ended June 30, 2017. During the three months ended June 30, 2018, certain losses occurred that did not receive a tax benefit. The unbenefited losses related to the elimination of intercompany profit in inventory. In addition to the unbenefited losses, certain provisions of the TCJA impacted the Company. The reduction of the U.S. corporate income tax rate to 21%, and the limitation and deductibility of U.S. interest expense reduced the overall tax benefit for the Company. Other provisions like the inclusion of
GILTI had an immaterial impact on the effective tax rate for the three months ended June 30, 2018. As of June 30, 2017, in accordance with ASC 740, Income Taxes, we released the full valuation allowance against the net deferred tax assets in the U.S. tax jurisdiction, including net operating loss deferred tax assets. During the three months ended June 30, 2017, we increased our deferred tax liabilities associated with intangibles due to the settlement with Dow.

Comparison of Results of Operations for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Net Sales

Net sales were $56.8 million for the six months ended June 30, 2018 as compared to net sales of $49.1 million for the six months ended June 30, 2017. The increase in net sales was driven by the addition of Tecnidex which contributed $9.0 million of net sales in the first half of 2018. The decrease in the base business was due to the deferral of revenue for future performance obligations from the adoption of ASC 606 and a decrease in the Brazil crop which was partially offset by increases in New Zealand. SmartFresh prices were stable during the Southern Hemisphere season relative to the prior year period.

Cost of Sales

Cost of sales was $16.2 million for the six months ended June 30, 2018 as compared to $9.7 million for the six months ended June 30, 2017. Gross profit margin was 71.4% in the first six months of 2018 versus 80.2% in the first six months of 2017. The decrease in margin was primarily driven by the addition of Tecnidex, as Tecnidex's margins are lower than the legacy AgroFresh business, an unfavorable mix due to the increase in Harvista sales, and the deferral of revenue in the first half of 2018.

Research and Development Expenses

Research and development expenses were $6.8 million for the six months ended June 30, 2018 as compared to $7.0 million for the six months ended June 30, 2017. The decrease in research and development expenses reflects more targeted research activities in 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $31.9 million for the six months ended June 30, 2018 compared to $29.9 million for the six months ended June 30, 2017. This increase in selling, general and administrative expenses was primarily driven by the addition of Tecnidex which more than offset the reduction in expenses versus the first half of 2017 excluding Tecnidex.

Amortization of Intangibles

Amortization of intangible assets was $22.3 million for the six months ended June 30, 2018 compared to $20.9 million for the six months ended June 30, 2017.

Change in Fair Value of Contingent Consideration

The Company recorded a $0.2 million loss in the six months ended June 30, 2018 related to a change in the fair value of contingent consideration, as compared to a $1.0 million gain in the six months ended June 30, 2017. As discussed in Note 3 to the unaudited condensed consolidated financial statements, pursuant to the Business Combination, the Company entered into various forms of contingent consideration, including the warrant consideration, and the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings.

Gain on foreign currency

Gain on foreign currency was $5.2 million for the six months ended June 30, 2018, due to operations in the EMEA and LATAM regions, as compared to $11.1 million gain for the six months ended June 30, 2017.

Interest Expense, Net

Interest expense was $17.1 million for the six months ended June 30, 2018, as compared to $18.9 million for the six months ended June 30, 2017. Lower accretion of the Tax Receivables Agreement of $3.5 million accounted for most of the decrease in interest expense.

Income taxes

Income tax benefit was $0.8 million for the six months ended June 30, 2018 compared to income tax benefit of $15.5 million for the six months ended June 30, 2017. During the six months ended June 30, 2018, certain losses occurred that did not receive a tax benefit. The unbenefited losses related to the elimination of intercompany profit in inventory. In addition to the unbenefited losses, certain provisions of the TCJA impacted the Company. The reduction of the corporate income tax rate to 21%, and the limitation and deductibility of U.S. interest expense reduced the overall tax benefit for the Company. Other provisions like the inclusion of GILTI income had an immaterial impact on the effective tax rate for the six months ended June 30, 2018. As of June 30, 2017, in accordance with ASC 740, Income Taxes, we released the full valuation allowance against the net deferred tax assets in the U.S. tax jurisdiction, including net operating loss deferred tax assets. During the six months ended June 30, 2017, we increased our deferred tax liabilities with intangibles due to the settlement with Dow.

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

The following is reconciliation between the non-GAAP financial measure of EBITDA to its most directly comparable GAAP financial measure, net income (loss):

(in thousands)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
GAAP net income (loss)	$(18,402)	$2,607	$(31,278)	$(9,422)
Provision (benefit) for income taxes	(4,375)	(16,909)	(805)	(15,527)
Interest expense(1)	8,763	8,564	17,118	18,857
Depreciation and amortization	11,680	11,068	22,953	22,046
Non-GAAP EBITDA	$(2,334)	$5,330	$7,988	$15,954
———————————————————————————————
(1)    Interest on the term loan and accretion for debt discounts, debt issuance costs and contingent consideration.

Liquidity and Capital Resources

Cash Flow

(in thousands)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net cash (used in) provided by operating activities	(3,825)	16,150
Net cash used in investing activities	(3,914)	(3,876)
Net cash used in financing activities	(13,330)	(12,125)

Cash used in operating activities was $(3.8) million for the six months ended June 30, 2018, as compared to cash provided by operating activities of $16.2 million for the six months ended June 30, 2017. In 2018, net loss before non-cash depreciation and amortization and changes in fair value of contingent consideration (including accretion) was $(6.0) million. Other non-cash charges included stock-based compensation of $1.9 million, $1.2 million of deferred financing costs, a $0.5 million increase in the net deferred taxes, and other non-cash items of $0.4 million. Additionally, the change in net operating assets was $(0.7) million in 2018. For the six months ended June 30, 2017, net income before non-cash depreciation and amortization and changes in fair value of contingent consideration (including accretion) was $17.1 million. Other non-cash charges included stock-based compensation of $0.8 million, $1.2 million of deferred financing costs, a $19.7 million increase in net deferred tax asset, and other non-cash items of $1.2 million. Additionally, the change in net operating assets was $15.6 million for the six months ended June 30, 2017.
Cash used in investing activities was $(3.9) million for the six months ended June 30, 2018, as compared to $(3.9) million for the six months ended June 30, 2017. Cash used in investing activities in 2018 was for the asset acquisition of Verigo, $(1.6) million, and purchase of fixed assets and leasehold improvements of $(2.3) million. Cash used in 2017 was for the purchase of fixed assets and leasehold improvements of $(2.8) million, and technology investments of $(1.1) million.

Cash used in financing activities was $(13.3) million for the six months ended June 30, 2018, as compared to $(12.1) million for the six months ended June 30, 2017. Cash used in financing activities in 2018 was for the payment of Dow liabilities of $(10.0) million along with the repayment of debt in the amount of $(3.3) million. Cash used in 2017 was for the repayment of debt in the amount of $(2.1) million and the $(10.0) million payment related to the Dow liabilities settlement.

Liquidity

Since the consummation of the Business Combination we have financed our operations primarily through the sales of our products and services. At June 30, 2018, we had $41.8 million of cash and cash equivalents, compared to $64.5 million at December 31, 2017.

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

Term Loan

On July 31, 2015, certain of our subsidiaries entered into a Credit Agreement with Bank of Montreal, as administrative agent (the “Credit Facility”). The Credit Facility consists of a $425.0 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a $25.0 million revolving loan facility (the “Revolving Loan”). The Revolving Loan includes a $10.0 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of June 30, 2018, the Company had issued $0.5 million of letters of credit, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan has a scheduled maturity date of July 31, 2019. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75%, or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries, and (b) AF Solutions Holdings, including the common stock of AgroFresh Inc.

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

Certain restrictive covenants are contained in the credit facility which the company was in compliance with as of June 30 2018, other than certain covenants that would apply only to the extent the company draws against the revolving loan and has an outstanding balance at quarter-end. There were no outstanding draws against the revolving loan as of June 30, 2018.

As of the Closing Date the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The accretion in interest expense during the three and six months ended June 30, 2018 was approximately $0.6 million and $1.2 million, respectively.

PIPE Shares

In connection with the closing of the Business Combination, the Company issued an aggregate of 4,878,000 shares of common stock, for an aggregate purchase price of $50.0 million, in a private placement (“PIPE”).

Off-Balance Sheet Arrangements

As of June 30, 2018, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than as detailed below. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

In December 2017 we entered into an interest rate swap agreement that qualified for and is designated as a cash flow hedge. We currently have a cash flow hedge with an amount equal to approximately 60% of our current outstanding Term Loan covering the next 30 months. Holding debt levels constant, a 100 basis point increase in the effective interest rates would have increased the Company’s interest expense by $1.7 million for the six months ended June 30, 2018.

Foreign Currency Risk

A portion of the Company’s operations consists of manufacturing and sales activities in foreign jurisdictions. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products or services. The Company’s operating results are exposed to changes in exchange rates between the US dollar and various foreign currencies, including the impact in Argentina. As we expand internationally, our results of operations and cash flows will become increasingly subject to changes in foreign currency exchange rates.

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be quantified by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by our operations in the first six months of 2018, revenues would have decreased by approximately $2.0 million and EBITDA would have decreased by approximately $1.0 million for the six months ended June 30, 2018.

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

As of August 2, 2018, Dow owned approximately 37% of our outstanding common stock. In addition, Dow currently owns 3,000,000 of our outstanding warrants. Because of the degree of concentration of voting power (and the potential for such power to increase upon the purchase of additional stock or the exercise of warrants), your ability to elect members of our board of directors and influence our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends, may be diminished.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.		Description
3.1	(1)	Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2015.
3.2	(4)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation.
3.3	(1)	Series A Certificate of Designation.
3.4	(2)	Amended and Restated Bylaws.
3.5	(3)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of September 3, 2015.
3.6	(5)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of November 2, 2017.
4.1	(1)	Specimen Common Stock Certificate.
4.2	(1)	Specimen Warrant Certificate.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

———————————————————————————————

*	Filed herewith.

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on August 6, 2015.

(2)	Incorporated by reference to Annex A to the Company’s definitive proxy statement (File No. 001-36197) filed with the Securities and Exchange Commission on July 16, 2015.

(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 10, 2015.

(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on June 7, 2017.

(5)	Incorporated by reference to an exhibit to the Quarterly Report on Form 10-Q of the Company filed with the Securities and Exchange Commission on November 9, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AgroFresh Solutions, Inc.
Date:	August 15, 2018

/s/ Jordi Ferre
By:	Jordi Ferre
Title:	Chief Executive Officer

/s/ Katherine Harper
By:	Katherine Harper
Title:	Chief Financial Officer