Form 10-Q
period 2018-09-30
AgroFresh Solutions, Inc.
filed 2018-11-07
CIK 1592016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☒

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
The number of shares of common stock outstanding as of November 5, 2018 was 50,439,210.

PART I - FINANCIAL INFORMATION

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017

ASSETS
Current Assets:
Cash and cash equivalents	$26,022	$64,533
Accounts receivable, net of allowance for doubtful accounts of $1,907 and $1,550, respectively	96,477	71,509
Inventories	18,307	24,109
Other current assets	19,247	18,684
Total current assets	160,053	178,835
Property and equipment, net	13,929	12,200
Goodwill	6,528	9,402
Intangible assets, net	725,653	757,882
Deferred income tax assets	7,020	8,198
Other assets	16,857	16,746
TOTAL ASSETS	$930,040	$983,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,916	$15,014
Current portion of long-term debt	8,717	7,926
Income taxes payable	5,753	5,931
Accrued expenses and other current liabilities	62,200	65,809
Total current liabilities	91,586	94,680
Long-term debt	399,960	402,868
Other noncurrent liabilities	38,518	38,505
Deferred income tax liabilities	30,806	31,130
Total liabilities	560,870	567,183

Commitments and contingencies (see Note 17)
Stockholders’ equity:
Common stock, par value $0.0001; 400,000,000 shares authorized, 51,100,591 and 51,002,234 shares issued and 50,439,210 and 50,340,853 shares outstanding at September 30, 2018 and December 31, 2017, respectively	5	5
Preferred stock; par value $0.0001, 1 share authorized and outstanding at September 30, 2018 and December 31, 2017	—	—
Treasury stock; par value $0.0001, 661,381 shares at September 30, 2018 and December 31, 2017	(3,885)	(3,885)
Additional paid-in capital	535,043	533,015
Accumulated deficit	(136,611)	(108,729)
Accumulated other comprehensive loss	(33,383)	(12,769)
Total AgroFresh stockholders’ equity	361,169	407,637
Non-controlling interest	8,001	8,443
Total stockholders' equity	369,170	416,080
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$930,040	$983,263

 See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net sales	$68,698	$60,772	$125,470	$109,891
Cost of sales (excluding amortization, shown separately below)	16,662	11,620	32,910	21,365
Gross profit	52,036	49,152	92,560	88,526
Research and development expenses	3,491	3,071	10,293	10,103
Selling, general, and administrative expenses	18,212	14,462	50,133	44,328
Amortization of intangibles	12,002	10,445	34,342	31,335
Change in fair value of contingent consideration	307	(1,424)	543	(2,420)
Operating income (loss)	18,024	22,598	(2,751)	5,180
Other (loss) income	(189)	(295)	419	(40)
(Loss) gain on foreign currency exchange	(4,731)	(487)	472	10,584
Interest expense, net	(9,132)	(8,638)	(26,250)	(27,495)
Income (loss) before income taxes	3,972	13,178	(28,110)	(11,771)
Income tax expense (benefit)	1,018	3,632	214	(11,895)
Net income (loss) including non-controlling interests	$2,954	$9,546	$(28,324)	$124
Less: Net loss attributable to non-controlling interests	(516)	—	(442)	—
Net income (loss) attributable to AgroFresh Solutions, Inc	$3,470	$9,546	$(27,882)	$124

Net income (loss) per share:
Basic	$0.06	$0.19	$(0.57)	$—
Diluted	$0.06	$0.19	$(0.57)	$—
Weighted average shares outstanding:
Basic	49,853,181	49,676,923	49,671,648	49,852,337
Diluted	50,309,979	50,169,434	49,671,648	50,134,591

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net income (loss)	$2,954	$9,546	$(28,324)	$124
Other comprehensive (loss) income:
Unrealized gain on hedging activity, net of tax of $158 and $989	558	—	3,509	—
Foreign currency translation adjustments	(11,088)	2,200	(24,123)	(8,085)
Comprehensive (loss) income	$(7,576)	$11,746	$(48,938)	$(7,961)

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2016	1	$—	50,698,587	$5	$(3,885)	$475,598	$(132,200)	$(4,373)	$335,145
Stock-based compensation	—	—	—	—	—	1,318	—	—	1,318
Transfer of director compensation from liability to equity	—	—	—	—	—	332	—	—	332
Issuance of restricted stock	—	—	302,808	—	—	—	—	—	—
Settlement of Dow Liabilities, net of income tax	—	—	—	—	—	55,089	—	—	55,089
Comprehensive loss	—	—	—	—	—	—	124	(8,085)	(7,961)
Balance at September 30, 2017	1	$—	51,001,395	$5	$(3,885)	$532,337	$(132,076)	$(12,458)	$383,923

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2017	1	$—	51,002,234	$5	$(3,885)	$533,015	$(108,729)	$(12,769)	$8,443	$416,080
Stock-based compensation	—	—	—	—	—	2,028	—	—	—	2,028
Issuance of stock, net of forfeitures	—	—	98,357	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	(27,882)	(20,614)	(442)	(48,938)
Balance at September 30, 2018	1	$—	51,100,591	$5	$(3,885)	$535,043	$(136,611)	$(33,383)	$8,001	$369,170

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(in thousands)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Cash flows from operating activities:
Net (loss) income	$(28,324)	$124
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	35,486	33,102
Provision for bad debts	599	260
Stock-based compensation	1,965	1,318
Pension expense	71	227
Amortization of deferred financing costs	1,842	1,764
Cash received on interest rate swap	4,041	—
Accretion of contingent consideration	2,894	7,297
Increase (decrease) in fair value of contingent consideration	543	(2,420)
Deferred income taxes	(97)	(16,445)
Loss on sales of property	—	81
Other	81	93
Changes in operating assets and liabilities:
Accounts receivable	(30,124)	(8,699)
Inventories	260	(1,363)
Prepaid expenses and other current assets	(4,137)	(321)
Accounts payable	(7,208)	(9,486)
Accrued expenses and other liabilities	7,115	7,691
Income taxes payable	(1,467)	3,050
Other assets and liabilities	245	(1,354)
Net cash (used in) provided by operating activities	(16,215)	14,919
Cash flows from investing activities:
Cash paid for property and equipment	(3,179)	(5,281)
Proceeds from sale of property	—	99
Asset Acquisition	(1,587)	—
Other investments	—	(1,050)
Net cash used in investing activities	(4,766)	(6,232)
Cash flows from financing activities:
Payment of Dow liabilities settlement	(10,000)	(10,000)
Repayment of long term debt	(3,517)	(2,125)
Net cash used in financing activities	(13,517)	(12,125)
Effect of exchange rate changes on cash and cash equivalents	(4,013)	1,544
Net decrease in cash and cash equivalents	(38,511)	(1,894)
Cash and cash equivalents, beginning of period	$64,533	77,312
Cash and cash equivalents, end of period	$26,022	$75,418

Supplemental disclosures of cash flow information:
Cash paid for:
Cash paid for interest	$23,280	$12,309
Cash paid for income taxes	$5,304	$1,811
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property and equipment	$316	$1,422
Settlement of Dow liabilities not resulting from cash payment, net of deferred income taxes	$—	$55,089

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

AgroFresh Solutions, Inc. (the “Company”) is a global leader in delivering innovative food preservation and waste reduction solutions for fresh produce, including apples, pears, citrus, kiwifruit, avocados and bananas among others. The Company is empowering the food industry with Smarter FreshnessTM, a range of proprietary and innovative solutions that are designed to help growers, packers and retailers improve produce freshness and quality while reducing waste.

The Company’s solutions range from pre-harvest offerings, such as HarvistaTM and LandSpringTM, to its marquee SmartFreshTM Quality System, which includes SmartFreshTM, AdvanStoreTM and ActiMistTM, working together to maintain the quality of stored produce. The Company has a controlling interest in Tecnidex Fruit Protection, S.A.U. (“Tecnidex”), a leading provider of post-harvest fungicides, waxes, coatings and biocides for the citrus market. Additionally, the Company’s initial retail solution, RipeLockTM, optimizes banana ripening for the benefit of retailers and consumers. The recent launch of FreshCloudTM provides customers with real-time access to unique insights in the condition of their stored fruit with proprietary sensor technology and data analytics in the storage room. The Company's key products are registered in over 45 countries, support approximately 3,700 direct customers and service over 25,000 storage rooms globally.

The Company’s core business is providing produce preservation and waste reduction solutions for growers and packers. SmartFreshTM, the Company's current principal solution, preserves the texture, firmness, taste and appearance of produce during storage, transportation and retail display. It allows growers and packers to deliver “just harvested” freshness on a year-round basis and enables retailers to increase customer satisfaction with fresh, high quality produce. An integral part of the SmartFreshTM value proposition is a direct service model providing customers with on-site applications of SmartFreshTM at their storage facilities together with mission-critical and value-added advisory services.

The Company has extended its post-harvest leadership with the acquisition of Tecnidex. For over 35 years, Tecnidex has been helping fruit and vegetable producers offer clean, safe and high-quality products to customers, now reaching 18 countries. Tecnidex brought a broad catalogue of solutions that enhanced the Company's fungicide offering, ActiMistTM, an innovative delivery system of foggable fungicides. The Company's fungicide offerings further diversify its revenue by expanding the Company's ability to provide solutions and service to the citrus industry.

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

Adoption of Highly Inflationary Accounting in Argentina

GAAP requires the use of highly inflationary accounting for countries whose cumulative three-year inflation rate exceeds 100 percent. The Company has been closely monitoring the inflation data and currency volatility in Argentina, where there are multiple data sources for measuring and reporting inflation. In the second quarter of 2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation rate in that country exceeded 100 percent as of June 30, 2018. As a result, the Company has elected to adopt highly inflationary accounting as of July 1, 2018 for subsidiaries in Argentina. Under highly inflationary accounting, the functional currency of subsidiaries in Argentina became the U.S. dollar, and their income statement and balance sheet will be measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on Argentine peso-denominated monetary assets and liabilities will be reflected in earnings. As of September 30, 2018, the Company’s subsidiaries in Argentina had a net asset position of $23.3 million. Net sales attributable to Argentina were approximately 5 percent of the Company’s consolidated net sales for each of the nine months ended September 30, 2018 and 2017.

Revenue Recognition

On January 1, 2018, the Company began to account for revenue in accordance with Accounting Standards Codification ("ASC") 606, which requires revenue recognized to represent the transfer of promised goods or services to customers at an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company utilized the modified retrospective method of adoption to all contracts that were not completed as of January 1, 2018. Prior period results were not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company has not made any significant changes to judgments in applying ASC 606 during the nine months ended September 30, 2018.

Performance Obligations

The Company derives revenue from the sale of products created with proprietary technology to regulate the ripening of produce and through performing post application technical services for its customers. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s contracts have multiple performance obligations primarily related to product application and post application services, which the Company provides. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. The method used to estimate standalone selling price is the expected cost plus a margin approach, under which the Company calculates the costs of satisfying a performance obligation and factors in an appropriate margin for that distinct good or service.

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

Revenues for the three months ended September 30, 2018 (in thousands)
Region	North America	EMEA	Latin America	Asia Pacific	Total Revenue
Product
1-MCP based	$26,029	$34,284	$779	$2,387	$63,479
Fungicides, waxes, coatings, biocides	270	4,047	—	—	4,317
Other*	614	134	154	—	902
	$26,913	$38,465	$933	$2,387	$68,698

Pattern of Revenue Recognition
Products transferred at a point in time	$26,774	$38,342	$907	$2,176	$68,199
Services transferred over time	139	123	26	211	499
	$26,913	$38,465	$933	$2,387	$68,698

Revenues for the nine months ended September 30, 2018 (in thousands)
Region	North America	EMEA	Latin America	Asia Pacific	Total Revenue
Product
1-MCP based	$28,378	$43,508	$26,185	$12,228	$110,299
Fungicides, waxes, coatings, biocides	270	12,981	—	—	13,251
Other*	1,236	349	335		1,920
	$29,884	$56,838	$26,520	$12,228	$125,470

Pattern of Revenue Recognition
Products transferred at a point in time	$29,701	$56,658	$26,448	$11,784	$124,591
Services transferred over time	183	180	72	444	879
	$29,884	$56,838	$26,520	$12,228	$125,470

*Other includes RipeLock, AdvanStore, LandSpring, Verigo (as defined in Note 3), technical services and sales-type leases related to Tecnidex

Contract Assets and Liabilities

ASC 606 requires an entity to present a revenue contract as a contract asset when the entity performs its obligations under the contract by transferring goods or services to a customer before the customer pays consideration or before payment is due. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The following table presents changes in the Company’s contract assets and liabilities during the nine months ended September 30, 2018:

	Balance at January 1, 2018	Additions	Deductions	Balance at September 30, 2018
(in thousands)
Contract assets:
Unbilled revenue	$739	$5,736	$(1,613)	$4,862
Contract liabilities:
Deferred revenue	$100	$3,717	$(890)	$2,927

The Company recognizes contract assets in the form of unbilled revenue in instances where services are performed by the Company but not billed by period end. The Company recognizes contract liabilities in the form of deferred revenue in instances where a customer pays in advance for future services to be performed by the Company. The Company generally receives payments from its customers based on standard terms and conditions. No significant changes or impairment losses occurred to contract balances during the nine months ended September 30, 2018. Amounts reclassified from unbilled revenue to accounts receivable for the nine months ended September 30, 2018 were $1.6 million. Amounts reclassified from deferred revenue to revenue were $0.9 million for the nine months ended September 30, 2018.

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

Shipping and Handling Activities. The Company accounts for shipping and handling activities it performs after a customer obtains control of the good as activities to fulfill the promise to transfer the good, which are recognized in cost of goods sold.

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

Balance at September 30, 2018 (in thousands)	As reported	ASC 606 Adjustments	Balances without adoption of ASC 606
Consolidated Balance Sheet
Liabilities
Accrued expenses and other current liabilities	$62,200	$(1,209)	$60,991

Equity
Accumulated deficit	$(136,611)	$1,209	$(135,402)

Three months ended September 30, 2018 (in thousands)	As reported	ASC 606 Adjustments	Balances without adoption of ASC 606
Consolidated Statements of Operations
Revenue
Net sales	$68,698	$166	$68,864

Net income attributable to AgroFresh Solutions, Inc	$3,470	$129	$3,599

Nine months ended September 30, 2018 (in thousands)	As reported	ASC 606 Adjustments	Balances without adoption of ASC 606
Consolidated Statements of Operations
Revenue
Net sales	$125,470	$1,209	$126,679

Net loss attributable to AgroFresh Solutions, Inc	(27,882)	$943	$(26,939)

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation, Scope of Modification Accounting. ASU 2017-09 addresses the changes to the terms and conditions of share-based awards. ASU 2017-09 is effective for periods beginning after December 15, 2017 and interim periods therein on a modified retrospective basis. The Company adopted the new ASU as of January 1, 2018, and it did not have a material impact on the financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations, Clarifying the Definition of a Business. The new accounting guidance clarifies the definition of a business and provides additional guidance to assist entities with evaluating whether transactions should be accounted for as asset acquisitions (or asset disposals) or business combinations (or disposals of a business). Under the new guidance, an entity first determines whether substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this criterion is met, the transaction should be accounted for as an asset acquisition as opposed to a business combination. This distinction is important because the accounting for an asset acquisition significantly differs from the accounting for a business combination. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. During the second quarter of 2018, the Company adopted this standard in connection with the acquisition of Verigo (refer to Note 3).

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other, which simplifies the test for goodwill impairment. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted for interim or annual goodwill impairments tests after January 1, 2017. This standard will impact future financial statements when adopted.

In February 2016, the FASB issued ASU 2016-02, Leases. The main objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company will adopt ASU 2016-02 on a modified retrospective basis, applying the transition requirements as of January 1, 2019.

The Company is currently in the process of reviewing lease contracts, establishing new processes and internal controls and evaluating the impact of certain accounting policy elections. Until this effort is completed, the Company cannot fully determine the impact of adopting ASU 2016-02; however, the Company expects ASU 2016-02 to have a material impact on the Company’s consolidated financial position but not have a material impact on the Company’s consolidated results of operations or cash flows. The Company expects to complete its assessment of the full financial impact shortly after December 31, 2018, and will include all required presentation and disclosures under ASU 2016-02 in its Form 10-Q for the three months ending March 31, 2019.

3.	Business Combinations and Asset Acquisition

Business Combination with Dow

On July 31, 2015 (the "Closing Date"), the Company consummated a business combination (the “Business Combination”) pursuant to the Stock Purchase Agreement, dated April 30, 2015 (the “Purchase Agreement”), by and between the Company and The Dow Chemical Company ("Dow") providing for the acquisition by the Company of the AgroFresh Business from Dow, resulting in AgroFresh Inc. becoming a wholly-owned, indirect subsidiary of the Company. Pursuant to the Purchase Agreement, the Company paid the following consideration to Rohm and Haas Company (“R&H”), a subsidiary of Dow: (i) 17.5 million shares of common stock and (ii) $635 million in cash.

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

Amendment Agreement

Pursuant to the Amendment Agreement, the Company agreed to pay Dow the aggregate amount of $20.0 million, of which $10.0 million was paid on April 4, 2017 and the remaining $10.0 million was paid on January 31, 2018, in full satisfaction of the Company’s obligations with respect to (i) the working capital adjustment under the Purchase Agreement, (ii) certain transfer and value added tax reimbursement obligations under the Purchase Agreement, and (iii) the amount payable to Dow pursuant to the Tax Receivables Agreement on account of the 2015 tax year. During the nine months ended September 30, 2018, these liabilities were extinguished.

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

Termination of Warrant Purchase Agreement

In April 2017, the Company, Dow, R&H and the Sponsor entered into a letter agreement, pursuant to which the Warrant Purchase Agreement was terminated effective immediately.

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

Acquisition of Tecnidex
On November 7, 2017, the Company entered into a definitive agreement to acquire a controlling interest in Tecnidex. The transaction was closed on December 1, 2017. Tecnidex is a leading provider of post-harvest fungicides, waxes, coatings, and biocides for the citrus market, with clients in 18 countries. For over 35 years, Tecnidex has been helping fruit and vegetable producers offer clean, safe and high-quality products to their regional clients. The acquisition was accounted for as a purchase in accordance with ASC 805, Business Combination.
At the effective date of the acquisition, the Company agreed to pay holders of Tecnidex an estimated $25.0 million in cash for 75% of the outstanding capital stock, of which $20.0 million was paid on December 1, 2017. In the third quarter of 2018, the purchase price was finalized as $22.3 million after giving effect to working capital, net debt and other adjustments. The remaining $2.3 million will be paid in the fourth quarter of 2018.
In accordance with the acquisition method of accounting, the Company has allocated the purchase price to the estimated fair values of the identifiable assets acquired and liabilities assumed, with any excess allocated to goodwill. The preliminary assessment of fair value of the contingent consideration payments on the acquisition date was approximately $0.7 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. During the nine months ended September 30, 2018 there was an adjustment made to consideration payable to holders of Tecnidex which resulted in a measurement period adjustment of $2.8 million to the purchase price allocation.
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

The Company is a party to ongoing agreements with Dow, a related party, including, but not limited to, operating-related agreements for certain transition services and seconded employees. In addition, during the nine months ended September 30, 2018, the Company paid $0.6 million to Dow in order to terminate the provision of IT services provided by Dow.

The Company incurred expenses for such services for the nine months ended September 30, 2018 and September 30, 2017 as follows:

(amounts in thousands)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Amortization of prepayment related to set-up of transition services	$—	$620
Ongoing costs of transition services agreement	251	2,228
Rent expense	—	693
Other expenses	1,484	379
Total incurred expenses	$1,735	$3,920

As of September 30, 2018 and September 30, 2017, the Company had an outstanding payable to Dow of $0.5 million and $0.3 million, respectively.

Refer to Note 3 regarding the contingent consideration owed to Dow as part of the Business Combination.

In addition, during 2016, the Company made a minority investment in RipeLocker, LLC ("RipeLocker"), a company led by George Lobisser, a director of the Company. On November 29, 2016, the Company entered into a Mutual Services Agreement (the “Services Agreement”) with George Lobisser and RipeLocker. Pursuant to the Services Agreement, (i) the Company agreed to provide RipeLocker with technical support, in the form of access to the Company’s research and development personnel for a specified number of hours for purposes of providing advice and input relating to RipeLocker’s products and services, and (ii) Mr. Lobisser agreed to provide consulting services to the Company as may be reasonably requested by the Company from time to time. The Services Agreement provided for Mr. Lobisser to receive a consulting fee of $5,000 per full day for time spent performing consulting services under the Services Agreement (pro-rated for any partial day), plus reimbursement for out-of-pocket expenses, provided that for each hour of technical support provided by the Company to RipeLocker, Mr. Lobisser agreed to provide one-half hour of consulting services for no consideration. In February 2017, the Company and Mr. Lobisser agreed to substantially curtail any mutual consulting services to be provided under the Services Agreement, and that any further services would be provided at no charge. For the nine months ended September 30, 2018, there were no material amounts paid and as of September 30, 2018, there were no material amounts owed to RipeLocker or Mr. Lobisser for consulting services.

5.	Inventories

Inventories at September 30, 2018 and December 31, 2017 consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Raw material	$1,867	$2,148
Work-in-process	4,715	6,585
Finished goods	10,400	14,647
Supplies	1,325	729
Total inventories	$18,307	$24,109

6.	Other Current Assets

The Company's other current assets at September 30, 2018 and December 31, 2017 consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
VAT receivable	$8,089	$14,088
Prepaid income tax asset	5,054	2,314
Prepaid and other current assets	6,104	2,282
Total other current assets	$19,247	$18,684

7.	Property and Equipment

Property and equipment at September 30, 2018 and December 31, 2017 consisted of the following:

(in thousands, except for useful life data)	Useful life (years)	September 30, 2018	December 31, 2017
Leasehold improvements	7-20	$3,033	$2,976
Machinery & equipment	1-12	8,456	7,853
Furniture	1-12	1,734	1,698
Construction in progress		4,195	2,075
		17,418	14,602
Less: accumulated depreciation		(3,489)	(2,402)
Total property and equipment, net		$13,929	$12,200

Depreciation expense for the three and nine months ended September 30, 2018 was $0.4 million and $1.2 million, respectively.
Depreciation expense for the three and nine months ended September 30, 2017 was $0.3 million and $0.9 million, respectively.
Depreciation expense is recorded in cost of sales, selling, general and administrative expense and research and development expense in the condensed consolidated statements of operations.

8.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2018 are as follows:

(in thousands)	Goodwill
Balance as of December 31, 2017	$9,402
Measurement period adjustment	(2,807)
Foreign currency translation	(67)
Balance as of September 30, 2018	$6,528

See Note 3 for a description of the measurement period adjustment.

The Company’s intangible assets at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018			December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets:
Developed technology	$759,367	$(124,335)	$635,032	$759,374	$(94,886)	$664,488
In-process research and development	39,000	(4,514)	34,486	39,000	(2,889)	36,111
Trade name	29,580	—	29,580	29,816	—	29,816
Service provider network	2,000	—	2,000	2,000	—	2,000
Customer relationships	20,409	(2,338)	18,071	20,306	(806)	19,500
Software	8,496	(2,075)	6,421	1,274	(404)	870
Software not yet placed in service	—	—	—	5,022		5,022
Other	100	(37)	63	100	(25)	75
Total intangible assets	$858,952	$(133,299)	$725,653	$856,892	$(99,010)	$757,882

At September 30, 2018, the weighted-average amortization period remaining for the finite-lived intangible assets was 16.7 years. At September 30, 2018, the weighted-average amortization periods remaining for developed technology, customer relationships, in-process R&D, software and other was 16.6, 20.9, 16.0, 2.3, and 3.8 years, respectively.

Estimated annual amortization expense for finite-lived intangible assets, excluding amounts in Work in Progress, subsequent to September 30, 2018 is as follows:

(in thousands)	Amount
2018 (remaining)	$12,062
2019	46,113
2020	45,996
2021	43,705
2022	43,235
Thereafter	502,962
Total	$694,073

9.	Accrued and Other Current Liabilities

The Company’s accrued and other current liabilities at September 30, 2018 and December 31, 2017 consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Tax amortization benefit contingency	$11,651	$11,820
Additional consideration due seller	1,215	693
Dow settlement liability	—	10,000
Accrued compensation and benefits	10,103	8,932
Accrued rebates payable	6,712	5,027
Insurance premium financing payable	1,074	639
Severance	1,714	113
Deferred revenue	2,927	100
Notes payable	2,118	5,056
Accrued taxes	7,967	7,848
Accrued interest	4,814	6,321
Other	11,905	9,260
Total accrued and other current liabilities	$62,200	$65,809

Other current liabilities include primarily professional services, litigation and research and development accruals.

10.	Debt

The Company’s debt, net of unamortized discounts and deferred financing fees, at September 30, 2018 and December 31, 2017 consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Total Term Loan outstanding	$405,525	$407,109
Tecnidex loan outstanding	3,152	3,685
Less: Amounts due within one year	8,717	7,926
Total long-term debt due after one year	$399,960	$402,868

At September 30, 2018, the Company evaluated the amount recorded under the Term Loan (defined below) and determined that the fair value was approximately $410.7 million. The fair value of the debt is based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.

The Term Loan is presented net of deferred issuance costs, which are amortized using the effective interest method over the term of the Term Loan. Gross deferred issuance costs at the inception of the Term Loan were $12.9 million and as of September 30, 2018 there were $6.7 million of unamortized deferred issuance costs.

Scheduled principal repayments of debt subsequent to September 30, 2018 are as follows:

(in thousands)	Amount
2018 (remaining)	$4,465
2019	5,059
2020	4,250
2021	401,625
Total	$415,399

Credit Facility

On July 31, 2015, in connection with the consummation of the Business Combination, AgroFresh Inc. as the borrower and its parent, AF Solutions Holdings LLC (“AF Solutions Holdings”), a wholly-owned subsidiary of the Company, as the guarantor, entered into a Credit Agreement with Bank of Montreal, as administrative agent (the “Credit Facility”). The Credit Facility consists of a $425.0 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a $25.0 million revolving loan facility (the “Revolving Loan”). The Revolving Loan includes a $10.0 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of September 30, 2018, the Company has issued $0.5 million of letters of credit, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan has a scheduled maturity date of July 31, 2019. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75% or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries, and (b) AF Solutions Holdings, including the common stock of AgroFresh Inc.

The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to R&H in connection with the Business Combination. Amounts available under the Revolving Loan may also be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Agreement. At September 30, 2018, there was $413.3 million outstanding under the Term Loan and no balance outstanding under the Revolving Loan.

As of the Closing Date, the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The interest expense related to the amortization of the debt issuance costs during the three and nine months ended September 30, 2018 was approximately $0.6 million and $1.8 million, respectively.

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

Certain restrictive covenants are contained in the Credit Facility, which the Company was in compliance with as of September 30, 2018, other than certain covenants that would apply only to the extent the Company draws against the Revolving Loan and has an outstanding balance at a calendar quarter-end. There were no outstanding draws against the Revolving Loan as of September 30, 2018.

Beginning with the year ended December 31, 2016, the Company is required to prepay Term Loan Borrowings and Incremental Term Loan Borrowings in an aggregate amount equal to 50% of the "Excess Cash Flow" (as defined in the Credit Facility) for the fiscal year; provided that such amount of the Excess Cash Flow in any fiscal year shall be reduced by (i) the aggregate amount of prepayments of Term Loans and Incremental Term Loans made, (ii) to the extent accompanied by permanent reductions of Revolving Commitments, the aggregate amount of prepayments of Revolving Loans (other than prepayments financed with the proceeds of Indebtedness), and (iii) repaid borrowings of Revolving Loans made on the Effective Date to account for any additional original issue discount or upfront fees that are implemented pursuant to the Fee Letter provided further that, prepayments of Term Loan Borrowings and Incremental Term Loan Borrowings shall only be required if 50% of the Excess Cash Flow for such fiscal year exceeds $5.0 million. There are no amounts due under this provision as of September 30, 2018.

11.	Other Noncurrent Liabilities

The Company’s other noncurrent liabilities at September 30, 2018 and December 31, 2017 consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Tax amortization benefit contingency	$34,628	$31,562
Other	3,890	6,943
Total other noncurrent liabilities	$38,518	$38,505

Other noncurrent liabilities include long-term rebates and deferred rent.

12.	Severance

The Company expensed $1.7 million and $2.1 million for severance for the three and nine months ended September 30, 2018, respectively. There was no severance expense for the three and nine months ended September 30, 2017. This amount, which does not include stock compensation expense, was recorded in selling, general and administrative expense in the condensed consolidated statements of operations. As of September 30, 2018, the Company had $1.7 million of severance liability, of which $1.7 million will be paid out over the next year.

13.	Stockholders’ Equity

The authorized common stock of the Company consists of 400,000,000 shares with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of September 30, 2018, there were 50,439,210 shares of common stock outstanding. As of September 30, 2018, there were warrants to purchase 15,983,072 shares of the Company’s common stock outstanding at a strike price of $11.50. Of the 15,983,072 warrants, 9,823,072 were issued as part of the units sold in the Company's initial public offering in February 2014 (not counting 1,201,928 warrants that were subsequently repurchased during 2015) and 6,160,000 warrants were sold in a private placement at the time of such public offering.

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

Stock compensation expense for both equity-classified and liability-classified awards for the three and nine months ended September 30, 2018 was $0.2 million and $2.0 million, respectively. Stock compensation expense for both equity-classified and liability-classified awards for the three and nine months ended September 30, 2017 was $0.5 million and $1.7 million, respectively. Stock compensation expense is recognized in cost of goods sold, selling, general and administrative expenses, and research and development expenses. At September 30, 2018, there was $5.2 million of unrecognized compensation cost relating to outstanding unvested equity instruments expected to be recognized over the weighted average period of 1.9 years.

15.	Earnings Per Share

Basic loss per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Due to the loss for the nine months ended September 30, 2018, dilutive loss per share is the same as basic loss per share as the adjustment for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock and warrants would be anti-dilutive.

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income (loss) per common share:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Basic weighted-average common shares outstanding	49,853,181	49,676,923	49,671,648	49,852,337
Effect of dilutive options, performance stock units and restricted stock	456,798	492,511	—	282,254
Diluted weighted-average shares outstanding	50,309,979	50,169,434	49,671,648	50,134,591

Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company's common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following represents amounts that could potentially dilute basic earnings per share in the future:

(in thousands, except share data)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Stock-based compensation awards(1):
Stock options	322,158	577,500	322,158	577,500
Restricted stock to non-directors	336,286	—	278,289	—
Restricted stock to directors	84,427	—	72,655	—
Warrants:
Private placement warrants	6,160,000	6,160,000	6,160,000	6,160,000
Public warrants	9,823,072	9,823,072	9,823,072	9,823,072

———————————————————————————————

(1)	SARs and Phantom Shares are payable in cash so will have no impact on number of shares

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

The provision for income taxes consists of provisions for federal, state, and foreign incomes taxes. The effective tax rates for the periods ended September 30, 2018, and September 30, 2017, reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in the U.S. and various other jurisdictions outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted in the U.S. The TCJA represents sweeping changes in U.S. tax law. Among other changes in tax law, the TCJA permanently reduced the U.S. corporate income tax rate to 21% beginning in 2018, imposed a one-time repatriation tax on deferred foreign earnings, established a participation exemption system by allowing a 100% dividends received deduction on qualifying dividends paid by foreign subsidiaries, limited deductions for net interest expense, and expanded the U.S. taxation of foreign earned income to include “global intangible low-taxed income” (“GILTI”).

As permitted by Staff Accounting Bulletin No. 118, the tax benefit recorded in the fourth quarter of 2017 due to the enactment of the TCJA was considered “provisional”, based on reasonable estimates. The Company is continuing to collect and analyze detailed information about the earnings and profits of its non-U.S. subsidiaries, the related taxes paid, the amounts which could be repatriated, the foreign taxes which may be incurred on repatriation, and the associated impact of these items under the TCJA. The Company may record adjustments to refine those estimates during the measurement period, as additional analysis is completed. No adjustments were recorded during the nine months ended September 30, 2018.

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

The Company's effective tax rate for the three and nine months ended September 30, 2018 was 25.6% and (0.8)%, respectively compared to the effective tax rate for the three and nine months ended September 30, 2017 of 27.6% and 101.1%, respectively.

The effective tax rate for the nine months ended September 30, 2018 differs from the U.S. statutory tax rate of 21%, due to unbenefited losses and certain provisions of the TCJA. The unbenefited losses related to the elimination of intercompany profit in inventory. In addition to the unbenefited losses, certain provisions of the TCJA impacted the Company. The reduction of the U.S. corporate income tax rate to 21% reduced the overall tax benefit for the Company. Other provisions like the limitation and deductibility of U.S. interest expense and the inclusion of GILTI had an immaterial impact on the effective tax rate for the nine months ended September 30, 2018. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore did not provide any deferred taxes in the consolidated financial statements at December 31, 2017 or September 30, 2018.

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

Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value of the Company’s financial instrument liability/(asset) that are measured at fair value on a recurring basis as of September 30, 2018:

(in thousands)	Level 1	Level 2	Level 3	Total
Tax amortization benefit contingency(1)	$—	$—	$46,276	$46,276
Contingent consideration(2)	—	—	1,215	1,215
Stock appreciation rights(4)	—	—	108	108
Phantom shares(5)	—	—	323	323
Total	$—	$—	$47,922	$47,922

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2017:

(in thousands)	Level 1	Level 2	Level 3	Total
Tax amortization benefit contingency(1)	$—	$—	$43,382	$43,382
Contingent consideration(2)	—	—	691	691
Interest rate swap (3)	—	456	—	456
Stock appreciation rights(4)	—	—	268	268
Phantom shares(5)	—	—	186	186
Total	$—	$456	$44,527	$44,983

———————————————————————————————

(1)
The fair value of the tax amortization benefit contingency is measured using an income approach based on the Company’s best estimate of the undiscounted cash payments to be made, with the current portion tax effected at 35.3% and the non-current portion tax effected at 21.5% due to the TCJA enacted in the U.S and discounted to present value utilizing an appropriate market discount rate. Per the TRA Amendment, payments due to Dow under the Tax Receivable Agreement were reduced from 85% to 50% of the applicable tax savings realized by the Company. The valuation technique used did not change during the nine months ended September 30, 2018.

(2)	The fair value of the contingent consideration related to the Tecnidex acquisition.

(3)
The interest rate swap relates to an interest rate derivative that is measured at fair value using observable market inputs such as interest rates, our own credit risks as well as an evaluation of the counterparts' credit risks. The swap was settled during the three months ended September 30, 2018 for $4.0 million.

(4)
The fair value of the stock appreciation rights was measured using a Black Scholes pricing model during the nine months ended September 30, 2018. The valuation technique used did not change during the nine months ended September 30, 2018.

(5)	The fair value of phantom shares is based on the fair value of the Company's common stock. The valuation technique used did not change during the nine months ended September 30, 2018.

There were no transfers between Level 1 and Level 2 and no transfers out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2018.

At September 30, 2018, the Company evaluated the amount recorded under the Term Loan and determined that the fair value was approximately $410.7 million. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following table presents the changes during the period presented in our Level 3 financial instrument liability/(asset) that are measured at fair value on a recurring basis.

(in thousands)	Tax amortization benefit contingency	Contingent consideration related to acquisition	Interest rate swap	Stock appreciation rights	Phantom shares	Total
Balance, December 31, 2017	$43,382	$691	$456	$268	$186	$44,983
Accretion	2,894	—	—	—	—	2,894
Tecnidex acquisition	—	524	—	—	—	524
Interest rate contract	—		(456)	—	—	(456)
Stock compensation expense	—	—	—	(160)	137	(23)
Balance, September 30, 2018	$46,276	$1,215	$—	$108	$323	$47,922

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

Business Overview

AgroFresh is a global leader in delivering innovative food preservation and waste reduction solutions for fresh produce, including apples, pears, citrus, kiwifruit, avocados and bananas, among others. Our proprietary and innovative solutions are designed to help growers, packers, and retailers improve produce freshness and quality while reducing waste.

AgroFresh’s market leadership is underpinned by our global footprint, extensive applied scientific expertise, customer intimacy, and a growing portfolio of value-added products and mission-critical advisory services. Our key products are registered in over 45 countries, support approximately 3,700 direct customers, and service over 25,000 storage rooms globally. In addition, we offer a comprehensive list of solutions spanning from pre-harvest to post-harvest, from storage through retail. More importantly, we believe that our direct market approach and high touch service model best position us to address our customers’ needs. We believe this is a key differentiator compared to other companies that have narrower product offerings and limited service levels.

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

AgroFresh’s core business is providing produce preservation and waste reduction solutions for growers and packers. SmartFreshTM, our current principal solution, preserves the texture, firmness, taste and appearance of produce during storage, transportation and retail display. It allows growers and packers to deliver “just harvested” freshness on a year-round basis and enables retailers to increase customer satisfaction with fresh, high quality produce. An integral part of the SmartFresh value proposition is a direct service model providing customers with on-site applications of SmartFresh at their storage facilities together with mission-critical and value-added advisory services.

In December 2017, AgroFresh acquired a controlling interest in Tecnidex Fruit Protection, S.A.U. ("Tecnidex"). With this acquisition, AgroFresh expanded its post-harvest leadership into additional crops, and increased its penetration of the produce market in southern Europe, Latin America and Africa. For over 35 years, Tecnidex has been helping fruit and vegetable producers offer clean, safe and high-quality products to customers, now reaching 18 countries. Tecnidex is a leading provider of fungicides, sanitizers, waxes, and coatings primarily focused on the citrus market. The Tecnidex acquisition brought a broad catalogue of solutions that enhanced AgroFresh’s fungicide offering, ActiMistTM, an innovative delivery system of foggable fungicides. AgroFresh’s fungicide offerings further diversify our revenue by expanding our ability to provide solutions and service to the citrus industry. Tecnidex is based in Valencia, Spain.

Complementing our post-harvest solutions, HarvistaTM technology is used for near harvest management of pome fruit, such as apples, pears, and cherries. Just as SmartFresh revolutionized post-harvest apple storage, we believe Harvista can have a similar impact in the orchard. Harvista slows ripening, reduces fruit drop, and holds fruit on the tree longer to promote better color and fruit size, thereby bringing new benefits to the grower. With maximum flexibility in application timing, it extends the harvest window by allowing growers to factor in ever-changing weather conditions and labor availability, providing peace of mind. Finally, we have found that the combination of Harvista in the orchard and SmartFresh in the storage room results in improved fruit quality metrics compared to use of either product individually.

AgroFresh provides freshness solutions across the supply chain, wherever waste occurs. For many crops, much of the waste occurs at retail. This includes bananas, one of the largest retail produce categories, where, according to internal analysis based on data from Journal of Consumer Affairs and United Nation’s Food and Agriculture Organization, it is estimated that 12-16% of banana loss occurs after the fruit reaches the grocery store. Our RipeLockTM Quality System is a retail solution to improve the quality and consumer appeal of bananas. RipeLock enables retailers to offer consumers bananas that are in better condition and maintain the consumer-preferred color and firmness longer, reducing waste and increasing sales. Additionally, through our agreement with Food Freshness Technology Holdings Limited, AgroFresh expects to market It’s Fresh!, an ethylene absorbing technology to preserve the freshness of produce for high-value crops such as berries, stone fruit, avocados, tomatoes, and cherries, to open up new opportunities to address food waste in retail.

To continue to evolve and increase the value we provide to our customers, AgroFresh recently launched our FreshCloudTM suite of produce monitoring and screening solutions. FreshCloud is the culmination of our decades-long history of innovation and scientific know-how in the physiology of fruits and vegetables. FreshCloud consists of both enhancements to our existing service offerings, as well as new innovations. FreshCloud Storage InsightsTM, the next generation of AdvanStore, combines proprietary sensor technology and data analytics in the storage room to offer customers real-time access to unique insights into the condition of their stored fruit. FreshCloud Predictive ScreeningTM, which predicts the risk of disorder development during storage by analyzing gene expression at commercial harvest, allows for more informed storage management decisions. FreshCloud Transit InsightsTM combines sensor technology and proprietary algorithms to provide insights as to the condition and quality of fruit during transit.

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

Customer Pricing

The Company’s offerings are priced based on the value they provide to the Company’s customers. From time to time, the Company adjusts the pricing of its offerings depending on the volume of fruit treated, or in order to address specific market trends. The SmartFresh Quality System continues to expand its platform of services, which may have an impact on price. The Company provides a value-added service and does not typically price its products in relation to any underlying cost of materials; therefore, its margins can fluctuate with changes in the costs to provide its services to customers. The Company’s pricing may include rebate arrangements with customers in exchange for mutually beneficial long-term relationships and growth.

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

Seasonality

The Company’s operations are subject to seasonal variation due to the timing of the growing seasons around the world. Northern Hemisphere growers typically harvest from August through November, and Southern Hemisphere growers typically harvest from late January to early May. Since the majority of the Company’s sales are in Northern Hemisphere countries, a proportionately greater share of its revenue is realized during the second half of the year. There are also variations in the seasonal demands from year to year depending on weather patterns and crop size. This seasonality and variations in seasonal demand could impact the ability to compare results between periods. As the Company continues to diversify into other crops and becomes increasingly less dependent on pome fruit, the Company expects that the impacts of seasonality will lessen.

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

Results of Operations

The following table summarizes the results of operations for both the three and nine months ended September 30, 2018 and September 30, 2017:

(in thousands)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net sales	$68,698	$60,772	$125,470	$109,891
Cost of sales (excluding amortization, shown separately below)	16,662	11,620	32,910	21,365
Gross profit	52,036	49,152	92,560	88,526
Research and development expenses	3,491	3,071	10,293	10,103
Selling, general, and administrative expenses	18,212	14,462	50,133	44,328
Amortization of intangibles	12,002	10,445	34,342	31,335
Change in fair value of contingent consideration	307	(1,424)	543	(2,420)
Operating income (loss)	18,024	22,598	(2,751)	5,180
Other (loss) income	(189)	(295)	419	(40)
(Loss) gain on foreign currency exchange	(4,731)	(487)	472	10,584
Interest expense, net	(9,132)	(8,638)	(26,250)	(27,495)
Income (loss) before income taxes	3,972	13,178	(28,110)	(11,771)
Income tax expense (benefit)	1,018	3,632	214	(11,895)
Net income (loss) including non-controlling interests	$2,954	$9,546	$(28,324)	$124
Less: Net loss attributable to non-controlling interests	(516)	—	(442)	—
Net income (loss) attributable to AgroFresh Solutions, Inc	3,470	9,546	$(27,882)	$124

Comparison of Results of Operations for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Net Sales

Net sales were $68.7 million for the three months ended September 30, 2018, an increase of $7.9 million, or 13.0%, as compared to net sales of $60.8 million for the three months ended September 30, 2017. The increase in net sales was driven by the acquisition of Tecnidex which contributed net sales of $4.1 million and growth in SmartFresh, particularly in Europe, where we were favorably impacted by increased penetration and crop size.

Cost of Sales

Cost of sales was $16.7 million for the three months ended September 30, 2018 as compared to $11.6 million for the three months ended September 30, 2017. Gross profit margin was 75.7% for the three months ended September 30, 2018 versus 80.9% for the three months ended September 30, 2017. The decrease in margin was primarily driven by the addition of Tecnidex, which has lower gross margins than our other existing businesses.

Research and Development Expenses

Research and development expenses were $3.5 million and $3.1 million, respectively, in the three months ended September 30, 2018 and September 30, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $18.2 million for the three months ended September 30, 2018 compared to $14.5 million for the three months ended September 30, 2017. The increase was primarily driven by the addition of Tecnidex, increased severance expense and non-recurring costs related to strategic initiatives and ongoing litigation.

Amortization of Intangibles

Amortization of intangible assets was $12.0 million for the three months ended September 30, 2018 compared to $10.4 million for the three months ended September 30, 2017.

Change in Fair Value of Contingent Consideration

The Company recorded a $0.3 million loss in the three months ended September 30, 2018 related to a change in the fair value of contingent consideration, as compared to a $1.4 million gain in the three months ended September 30, 2017. As discussed in Note 3 of the unaudited condensed consolidated financial statements, pursuant to the Business Combination, the Company entered into various forms of contingent consideration, including the warrant consideration, and the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings.

Interest Expense, Net

Interest expense was $9.1 million for the three months ended September 30, 2018, as compared to $8.6 million for the three months ended September 30, 2017.

Loss on foreign currency

Loss on foreign currency was $4.7 million for the three months ended September 30, 2018, due to the adoption of highly inflationary accounting in Argentina during the quarter and inflation in Turkey and Brazil, as compared to a $0.5 million loss for the three months ended September 30, 2017.

Income taxes

Income tax expense was $1.0 million for the three months ended September 30, 2018 compared to income tax expense of $3.6 million for the three months ended September 30, 2017. During the three months ended September 30, 2018, certain losses occurred that did not receive a tax benefit. The unbenefited losses related to the elimination of intercompany profit in inventory. In addition to the unbenefited losses, certain provisions of the TCJA impacted the Company, most notably the reduction of the U.S. corporate income tax rate to 21%. Other provisions like the inclusion of GILTI had an immaterial impact on the effective tax rate for the three months ended September 30, 2018.

Comparison of Results of Operations for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Net Sales

Net sales were $125.5 million for the nine months ended September 30, 2018, an increase of $15.6 million, or 14.2%, as compared to net sales of $109.9 million for the nine months ended September 30, 2017. The increase in net sales was driven by the addition of Tecnidex which contributed $13.1 million of net sales and growth in SmartFresh, particularly in Europe, where we were favorably impacted by increased penetration and crop size. These increases were partially offset by the deferral of revenue for future performance obligations from the adoption of ASC 606.

Cost of Sales

Cost of sales was $32.9 million for the nine months ended September 30, 2018 as compared to $21.4 million for the nine months ended September 30, 2017. Gross profit margin was 73.8% in the first nine months of 2018 versus 80.6% in the first nine months of 2017. The decrease in margin was primarily driven by the addition of Tecnidex and the deferral of revenue under ASC 606.

Research and Development Expenses

Research and development expenses were $10.3 million and $10.1 million, respectively, in the nine months ended September 30, 2018 and September 30, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $50.1 million for the nine months ended September 30, 2018 compared to $44.3 million for the nine months ended September 30, 2017. This increase in selling, general and administrative expenses was primarily driven by the addition of Tecnidex, increased severance expense and non-recurring costs related to strategic initiatives and ongoing litigation.

Amortization of Intangibles

Amortization of intangible assets was $34.3 million for the nine months ended September 30, 2018 compared to $31.3 million for the nine months ended September 30, 2017.

Change in Fair Value of Contingent Consideration

The Company recorded a $0.5 million loss in the nine months ended September 30, 2018 related to a change in the fair value of contingent consideration, as compared to a $2.4 million gain in the nine months ended September 30, 2017. As discussed in Note 3 to the unaudited condensed consolidated financial statements, pursuant to the Business Combination, the Company entered into various forms of contingent consideration, including the warrant consideration, and the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings.

Gain on foreign currency

Gain on foreign currency was $0.5 million for the nine months ended September 30, 2018 as compared to $10.6 million gain for the nine months ended September 30, 2017. The reduction in the gain compared to prior period was caused by the adoption of highly inflationary accounting in Argentina during the quarter.

Interest Expense, Net

Interest expense was $26.3 million for the nine months ended September 30, 2018, as compared to $27.5 million for the nine months ended September 30, 2017. The decrease was driven by lower accretion of the Tax Receivables Agreement.

Income taxes

Income tax expense was $0.2 million for the nine months ended September 30, 2018 compared to income tax benefit of $11.9 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, certain losses occurred that did not receive a tax benefit. The unbenefited losses related to the elimination of intercompany profit in inventory. In addition to the unbenefited losses, certain provisions of the TCJA impacted the Company, most notably the reduction of the corporate income tax rate to 21%. Other provisions like the limitation and deductibility of U.S. interest expense and the inclusion of GILTI income had an immaterial impact on the effective tax rate for the nine months ended September 30, 2018. As of September 30, 2017, in accordance with ASC 740, Income Taxes, we released the full valuation allowance against the net deferred tax assets in the U.S. tax jurisdiction, including net operating loss deferred tax assets. During the nine months ended September 30, 2017, we increased our deferred tax liabilities with intangibles due to the settlement with Dow.

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

The following is reconciliation between the non-GAAP financial measure of EBITDA to its most directly comparable GAAP financial measure, net income (loss):

(in thousands)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
GAAP net income (loss) including non-controlling interests	$2,954	$9,546	$(28,324)	$124
Provision (benefit) for income taxes	1,018	3,632	214	(11,895)
Interest expense(1)	9,132	8,638	26,250	27,495
Depreciation and amortization	12,533	11,056	35,486	33,102
Non-GAAP EBITDA	$25,637	$32,872	$33,626	$48,826
———————————————————————————————
(1)    Interest on the term loan and accretion for debt discounts, debt issuance costs and contingent consideration.

Liquidity and Capital Resources

Cash Flow

(in thousands)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net cash (used in) provided by operating activities	(16,215)	14,919
Net cash used in investing activities	(4,766)	(6,232)
Net cash used in financing activities	(13,517)	(12,125)

Cash used in operating activities was $(16.2) million for the nine months ended September 30, 2018, as compared to cash provided by operating activities of $14.9 million for the nine months ended September 30, 2017. In 2018, net loss before non-cash depreciation and amortization and changes in fair value of contingent consideration (including accretion) was $10.6 million. Other non-cash charges included stock-based compensation of $2.0 million, $1.8 million of deferred financing costs, a $0.1 million increase in the net deferred taxes, cash received on the interest rate swap of $4.0 million, and other non-cash items of $0.8 million. Additionally, the change in net operating assets was $(35.3) million in 2018, due primarily to the seasonal increase in accounts receivable during the period. For the nine months ended September 30, 2017, net income before non-cash depreciation and amortization and changes in fair value of contingent consideration (including accretion) was $38.1 million. Other non-cash charges included stock-based compensation of $1.3 million, $1.8 million of deferred financing costs, a $16.4 million increase in net deferred tax asset, and other non-cash items of $0.7 million. Additionally, the change in net operating assets was $(10.5) million for the nine months ended September 30, 2017.
Cash used in investing activities was $(4.8) million for the nine months ended September 30, 2018, as compared to $(6.2) million for the nine months ended September 30, 2017. Cash used in investing activities in 2018 was for the asset acquisition of Verigo, $(1.6) million, and purchase of fixed assets and leasehold improvements of $(3.2) million. Cash used in 2017 was for the purchase of fixed assets and leasehold improvements of $(5.3) million, and technology investments of $(1.1) million.

Cash used in financing activities was $(13.5) million for the nine months ended September 30, 2018, as compared to $(12.1) million for the nine months ended September 30, 2017. Cash used in financing activities in 2018 was for the payment of Dow liabilities of $(10.0) million and the repayment of debt in the amount of $(3.5) million. Cash used in 2017 was for the repayment of debt in the amount of $(2.1) million and the $(10.0) million payment related to the Dow liabilities settlement.

Liquidity

Since the consummation of the Business Combination we have financed our operations primarily through the sales of our products and services. At September 30, 2018, we had $26.0 million of cash and cash equivalents, compared to $64.5 million at December 31, 2017.

Term Loan

On July 31, 2015, certain of our subsidiaries entered into a Credit Agreement with Bank of Montreal, as administrative agent (the “Credit Facility”). The Credit Facility consists of a $425.0 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a $25.0 million revolving loan facility (the “Revolving Loan”). The Revolving Loan includes a $10.0 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of September 30, 2018, the Company had issued $0.5 million of letters of credit, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan has a scheduled maturity date of July 31, 2019. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75%, or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries, and (b) AF Solutions Holdings, including the common stock of AgroFresh Inc.

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

Certain restrictive covenants are contained in the credit facility which the company was in compliance with as of September 30, 2018, other than certain covenants that would apply only to the extent the Company draws against the revolving loan and has an outstanding balance at quarter-end. There were no outstanding draws against the revolving loan as of September 30, 2018.

As of the Closing Date the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The accretion in interest expense during the three and nine months ended September 30, 2018 was approximately $0.6 million and $1.8 million, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2018, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than as detailed below. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

In December 2017 we entered into an interest rate swap agreement that qualified for and was designated as a cash flow hedge for approximately 60% of our current outstanding Term Loan covering the next 30 months. This agreement was settled in the third quarter of 2018 and we received cash of $4.0 million upon termination. Holding debt levels constant, a 100 basis point increase in the effective interest rates would have increased the Company’s interest expense by $1.6 million for the nine months ended September 30, 2018.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be quantified by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by our operations in the first nine months of 2018, revenues would have decreased by approximately $5.9 million and EBITDA would have decreased by approximately $3.5 million for the nine months ended September 30, 2018.

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

Effective January 12, 2018, the Company completed the process of installing a new ERP system. This new standalone ERP system replaced the Dow hosted ERP. This effectively ends the transition services agreement whereby Dow provided IT support to the Company. The implementation of this new ERP system involves changes to the Company’s procedures for internal control over financial reporting. The Company followed a system implementation process that required significant pre-implementation planning, design, and testing. The Company has also conducted and will continue to conduct extensive post-implementation monitoring and process modifications to ensure that internal controls over financial reporting are properly designed. A deficiency discovered in this system with respect to foreign currency translations caused us to file our quarterly report on Form 10-Q for the quarter ended June 30, 2018 late by one day. The Company has implemented new processes for such translations in the third quarter of 2018.

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
In December 2015, we identified a material weakness in our internal control over financial reporting. Although that material weakness was subsequently remediated, our management may be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weakness in internal controls over financial reporting. In addition, a deficiency discovered in our recently implemented SAP accounting system with respect to foreign currency translations caused us to file our quarterly report on Form 10-Q for the quarter ended June 30, 2018 late by one day. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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

As of November 5, 2018, Dow owned approximately 41% of our outstanding common stock. In addition, Dow currently owns 3,000,000 of our outstanding warrants. Because of the degree of concentration of voting power (and the potential for such power to increase upon the purchase of additional stock or the exercise of warrants), your ability to elect members of our board of directors and influence our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends, may be diminished.

We rely heavily on information technology, and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.
Our operations rely heavily on information systems for management of our supply chain, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our FreshCloud suite of product offerings rely particularly heavily on information systems for monitoring, data collection and analysis. Our operations depend upon our ability to protect our computer equipment and systems, which, in the case of FreshCloud, are not located within our physical control, against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems could result in delays in customer service and reduce efficiency in our operations. Remediation of such problems could result in significant, unplanned capital investments.
We use hazardous materials in our business and are subject to regulation and potential liability under environmental laws.
Our business is subject to a wide range of stringent laws and regulations that relate to the raw material supply chain, environmental compliance, disposal of hazardous waste, and the manufacture, development, production, marketing and use of our products. As with any chemical manufacturing enterprise, there are inherent hazards associated with the use of our products, chemical manufacturing, and the storage and transportation of raw materials and our products. Exposure to hazardous materials, accidents or noncompliance with laws and regulations by us, the users of our products or our contract manufacturers could disrupt our operations or expose us to significant losses or liabilities.
Our suppliers or contract manufacturers may use hazardous materials in connection with producing our products. We may also from time to time send wastes to third parties for disposal.
A failure to comply with the environmental, health and safety laws and regulations to which we are subject, including any permits issued thereunder, may result in environmental remediation costs, loss of permits, fines, penalties or other adverse governmental or private actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial measures. We could also be held liable for any and all consequences arising out of human exposure to hazardous materials or environmental damage. In the event of a lawsuit or investigation, we could be subject to claims for liability for any injury caused to persons or property by exposure to, or release of hazardous materials or wastes related to our products. We may also be subject to claims associated with failure to warn users of our products of risks associated with our products. Further, we may be required to indemnify our suppliers, contract manufacturers, or waste disposal contractors against damages and other liabilities arising out of the production, handling, or storage of our products or raw materials or the disposal of related wastes. Such indemnification obligations could have an adverse effect on our business, financial condition and results of operations.
Environmental laws and regulations are complex, change frequently, have tended to become more stringent and stringently enforced over time and may be subject to new interpretation. We cannot predict the adverse impact that new environmental regulations, or new interpretations of existing regulations, might have on the research, development, production, and marketing of our products.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.		Description
3.1	(1)	Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2015.
3.2	(4)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation.
3.3	(1)	Series A Certificate of Designation.
3.4	(2)	Amended and Restated Bylaws.
3.5	(3)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of September 3, 2015.
3.6	(5)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of November 2, 2017.
4.1	(1)	Specimen Common Stock Certificate.
4.2	(1)	Specimen Warrant Certificate.
10.1	(6)	Offer Letter, dated August 20, 2018, between the Company and Graham Miao.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

———————————————————————————————

*	Filed herewith.

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on August 6, 2015.

(2)	Incorporated by reference to Annex A to the Company’s definitive proxy statement (File No. 001-36197) filed with the Securities and Exchange Commission on July 16, 2015.

(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 10, 2015.

(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on June 7, 2017.

(5)	Incorporated by reference to an exhibit to the Quarterly Report on Form 10-Q of the Company filed with the Securities and Exchange Commission on November 9, 2017.

(6)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on August 30, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AgroFresh Solutions, Inc.
Date:	November 7, 2018

/s/ Jordi Ferre
By:	Jordi Ferre
Title:	Chief Executive Officer

/s/ Graham Miao
By:	Graham Miao
Title:	Chief Financial Officer