Form 10-K
period 2018-12-31
AgroFresh Solutions, Inc.
filed 2019-03-11
CIK 1592016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
1

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  ☐  Yes ☒  No
 As of June 30, 2018, the aggregate market value of the common stock held by nonaffiliates of the registrant, based on the $7.01 closing price of the registrant’s common stock as reported on the NASDAQ Stock Market on that date, was approximately $168 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
The number of shares of the registrant’s common stock outstanding as of March 4, 2019 was 51,067,072.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this annual report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2019, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this annual report on Form 10-K constitute “forward-looking statements” for purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “will” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements relating to:

•our future financial performance;
•growth plans and opportunities, including planned product and service offerings;
•changes in the markets in which we compete;
•our ability to increase brand loyalty and awareness;
•our ability to enter into alliances and complete acquisitions of other businesses;
•protection of our intellectual property rights; and
•the outcome of any known and unknown litigation.

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

PART I

ITEM 1. BUSINESS

Overview

AgroFresh Solutions, Inc. (the “Company”, “AgroFresh”, “we”, “us” or “our”) is a global leader in delivering innovative solutions that extend the shelf life of fresh produce. The Company is empowering the food industry with Smarter FreshnessTM, a range of integrated solutions designed to help growers, packers and retailers improve produce freshness and quality while preventing shrinkage and reducing waste.

AgroFresh’s market leadership is underpinned by our global footprint, extensive applied scientific expertise, customer intimacy, and a growing portfolio of value-added products and mission-critical advisory services. Our key products are approved for sale in over 50 countries, support approximately 3,900 direct customers and service over 25,000 storage rooms globally. In addition, we provide in-depth plant physiology expertise and offer a comprehensive list of solutions spanning from near-harvest to post-harvest, from storage through retail. More importantly, our direct market approach and high touch service model best positions us to address our customers’ needs. We believe this is a key differentiator compared to other companies that offer limited service levels.

The following tables present a breakdown of our revenue based on solutions, crop and geography for the year ended December 31, 2018.

Note: “EMEA” comprises Europe, the Middle East, and Africa. “Other” include revenue from pears, citrus, kiwifruit, avocados, bananas, and other crops.

AgroFresh’s core business provides solutions to extend the shelf life of fresh produce for both growers and packers. SmartFreshTM, our current principal solution, preserves the texture, firmness, taste and appearance of produce during storage, transportation and retail display. It allows growers and packers to deliver “just harvested” freshness on a year-round basis and enables retailers to increase customer satisfaction with fresh, high quality produce. An integral part of the SmartFresh value proposition is a direct service model providing customers with on-site applications of SmartFresh at their storage facilities together with mission-critical and value-added advisory services.

 AgroFresh has extended its post-harvest leadership with the acquisition in December 2017 of a controlling interest in Tecnidex Fruit Protection, S.A.U. (“Tecnidex”), a leading provider of fungicides, sanitizers, waxes, and coatings primarily focused on the citrus market. For over 35 years, Tecnidex has been helping fruit and vegetable producers offer clean, safe and high-quality products to customers in 18 countries. Tecnidex brought a broad catalog of solutions that enhanced our current offering, including fungicides that can be added to our innovative ActiMistTM  delivery system of foggable fungicides. The expanded offerings further diversify our revenue by expanding our ability to provide more solutions and service the citrus industry.

Complementing our post-harvest solutions, AgroFresh’s HarvistaTM technology is used for near harvest management of pome fruit (apples and pears), as well as cherries and blueberries. Just as SmartFresh revolutionized post-harvest apple storage, we believe Harvista can have a similar impact in the orchard. In apples, Harvista slows ripening, reduces fruit drop, and holds fruit on the tree longer to promote better color and fruit size, thereby bringing new benefits to the grower. With maximum flexibility in application timing, it extends the harvest window by allowing growers to factor in ever-changing weather conditions and labor availability.  We have found that the combination of Harvista in the orchard and SmartFresh in the storage room results in improved apple quality metrics compared to use of either product individually. When applied to cherries, Harvista offers an increase to yield of a minimum of 10%.

AgroFresh provides freshness solutions across the supply chain, including retail where much of the shrinkage occurs for certain crops. This includes bananas, the largest retail fruit category. According to data from the Journal of Consumer Affairs and United Nation’s Food and Agriculture Organization, it is estimated that 12-16% of banana loss occurs after the fruit reaches the grocery store. Our RipeLockTM Quality System is a retail solution that addresses this problem and improves the quality and consumer appeal of bananas. RipeLock enables retailers to extend the consumer-preferred yellow life of bananas an additional 4-6 days, reducing shrinkage at the store level and increasing sales.

To continue to evolve and increase the value we provide to our customers, we recently launched our FreshCloudTM platform consisting of produce monitoring and screening solutions with real time information delivered in the “cloud” to customers. FreshCloud is the culmination of our decades-long history of innovation and scientific know-how in the physiology of fruits and vegetables. FreshCloud consists of both enhancements to our existing service offering and customer base and new solutions to reach more crops and steps in the distribution chain. FreshCloud Storage Insights combines proprietary sensor technology and data analytics in the storage room to offer customers real-time access to unique insights into the condition of their stored fruit. FreshCloud Predictive Screening predicts the risk of disorder development during storage by analyzing gene expression at commercial harvest, resulting in more informed storage management decisions. FreshCloud Transit Insights combines sensor technology and proprietary algorithms to provide insights into the condition and quality of fruit during transit.

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

In December 2017, AgroFresh acquired a controlling interest in Tecnidex, a leading provider of post-harvest fungicides, waxes, and biocides for the citrus market. With this acquisition, AgroFresh expanded its industry-leading post-harvest presence into additional crops and increased its penetration of the produce market in southern Europe, Latin America and Africa.

For over 35 years, Tecnidex has been helping fruit and vegetable producers offer clean, safe and high-quality products to customers in 18 countries. Through its portfolio of post-harvest products, technology, consulting, and after-sale services, Tecnidex improves the quality and value of its clients’ fruit and vegetables while respecting the environment. Tecnidex is based in Valencia, Spain, one of the largest citrus producing regions in the world.

In December of 2017, AgroFresh invested approximately $10 million for an approximate 15% ownership stake in and entered into a commercial agreement with FFT, provider of the award-winning It’s Fresh! ethylene removal filters in North America, Europe, the Middle East and Africa (“EMEA”) and Latin America. The proprietary active ingredient of It’s Fresh! has been found to be 100 times more powerful than any other ethylene-absorbing substances, providing a powerful tool to preserve food freshness. Through our commercial agreement with FFT, AgroFresh can market It’s Fresh! for high value crops such as berries, stone fruit, avocados, tomatoes and cherries, and open up new opportunities to address food waste in retail.  As It's Fresh has recently shifted its strategic focus away from retailers to growers and packers, AgroFresh will be reviewing the extensive R&D work it has conducted to determine how the technology can be adapted for the needs of these segments of the market and determine the best path forward for the commercial agreement.

On April 9, 2018, the Company acquired the assets of Comm-n-Sense Corp., d/b/a Verigo ("Verigo"). The acquisition of Verigo was important to the development of the Company's FreshCloud platform, which introduces a new level of data insights to the produce market from plant physiology to supply chain optimization, which can augment our existing portfolio of treatments and technical advisory services.

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

Competitive Strengths

We believe that the following strengths differentiate us from our competitors and serve as the foundation for our continued growth:

Leading Agricultural Innovator and Solutions Provider with Proprietary Technical Know-How. AgroFresh has been at the forefront of fresh produce preservation solutions since our inception. Our research and development team include over 40 scientists, about half with advanced degrees, who are leaders in the fields of plant physiology. Beginning with our creation of the commercial market for 1-Methylcyclopropene (“1-MCP”) applications for use in the preservation of apples, we have produced an extensive and exclusive database of produce physiology and consumer preferences. Building on our proprietary technical knowledge, we have developed an intellectual property portfolio, including over 500 granted and pending patents, that has enabled us to provide comprehensive and innovative solutions to a global customer base. SmartFresh delivers a substantial improvement in storage solutions for apples, pears, and other crops, allowing for significantly less waste and greater productivity, as well as a constant supply of high-quality fruit throughout the year. In the U.S., we estimate that 90% of stored apples are treated with 1-MCP, and our SmartFresh technology continues to enjoy a strong leadership position in this treatment protocol. Extending our record of innovation in the post-harvest market, we entered the near-harvest market with the introduction of Harvista which extends the ideal harvest window for apples and pears, and increases production yields for cherries and blueberries to improve harvest management and enhance fruit quality. The commercialization of Harvista was followed by our introduction of RipeLock, an innovative fruit quality management system for bananas, offering flexibility and consistency to retailers to deliver bananas at a yellow color and ripeness preferred by consumers. Building on this success, we entered the fungicide market with ActiMist and subsequently enhanced our fungicide portfolio with the acquisition of Tecnidex in 2017. Our recent launch of FreshCloud is the latest milestone in our new product innovation. With the FreshCloud platform, we expect to be able to provide customers real time insights about the condition of their fruit using novel monitoring technologies.

Diversified Global Presence Across All Major Growing Regions. We have established a global footprint with key products approved in over 50 countries that supports approximately 3,900 direct customers and serves over 25,000 storage rooms globally. Our top ten customers represent less than 15% of the Company's total revenue, a sign of the strength and resilience of our business. The Company's global commercial platform is unique in the post-harvest industry, positioned across six continents, bringing a full suite of AgroFresh solutions and high-touch advisory services to customers in every key produce-growing region. Our ability to deliver an in-depth of technical service and products across every major continent is a fundamental competitive advantage in our pursuit of capturing growth opportunities. We believe our global footprint provides not only a platform for growth but also greater diversification. Our participation in a wide range of markets protects the business from crop size fluctuations in any particular market.  For the year ended December 31, 2018, EMEA, North America, Latin America and Asia Pacific (including China and India) represented 52%, 24%, 15% and 9% of sales, respectively. The acquisition of Tecnidex meaningfully contributed to our global diversification.

Service-Oriented Business Model Creates Sustainable Competitive Advantages. AgroFresh’s direct service model provides better margins than the industry average, and comprises not only product applications but also mission-critical technical advisory services. Our sales and technical support personnel maintain direct interaction with our customers in areas of contract negotiations and overall customer service. Furthermore, we currently have 40 dedicated research and development scientists, about half with advanced degrees, working across seven global AgroFresh locations, numerous research institutes, and customer sites. This infrastructure has allowed us to amass a proprietary database of technical data of plant physiology collected across our 20+ year history. In 2018 alone, we made over 38,000 monitored applications of SmartFresh. Our proprietary database gives us unique insights into the causes of produce spoilage for various crops varieties in different regions as well as best practices for the effective use of SmartFresh. As a result, our local sales and technical service teams are best positioned to provide bespoke advice and solutions, giving our customers “peace of mind” between and during harvest season.

We believe FreshCloud can further bolster our integrated offerings with the addition of data-backed solutions for the monitoring of produce quality across the supply chain. FreshCloud is designed to deliver timely, predictive insights that will ultimately help our customers improve efficiency and enhance produce freshness. We believe that our direct service model, extensive technical know-how, and brand loyalty differentiate us from competitors and sustain our competitive strengths.

Strong Momentum and Growth Opportunities across the Produce Supply Chain. We believe there are significant growth opportunities to expand and diversify our business, supported by our track record of new product introductions, market penetration, and mergers and acquisition (“M&A”) execution. One key initiative is increased penetration of existing technologies in current and new geographic markets. While many apple growers and packers in the U.S. have adopted SmartFresh, there is potential for further growth. The market penetration of apples treated with SmartFresh has been growing internationally but remains below the levels achieved in the U.S. In recent years, we have concentrated our efforts on accelerating penetration of SmartFresh in other crops like pears outside of the U.S. SmartFresh is also effective on crops such as plums, kiwifruit, persimmons and avocados. Harvista is another key product where we are actively working to expand geographic adoption. As of December 31, 2018, Harvista is registered in seven countries and we are currently working to obtain registrations in ten additional countries. Recently, we received regulatory approval to apply Harvista to cherry crops in the U.S. and to blueberries in Chile and our team is working to achieve similar registrations in other markets. The main limitation to accelerated growth of Harvista is the long regulatory approval cycle in important markets like the European Union and Brazil.

In North America, we are partnering with Del Monte to increase the adoption of RipeLock at the retail level. RipeLock is currently used in approximately 1,800 grocery stores, and we believe that Del Monte’s extensive retail distribution network will prove invaluable in expanding RipeLock’s market share. We have further augmented our crop solutions portfolio through our 2017 acquisition of Tecnidex. Tecnidex successfully strengthened our product portfolio by adding fungicides, sanitizers, waxes, and coatings, diversified our crop exposure, reduced revenue seasonality, and provided new growth opportunities via cross-pollination of Tecnidex technologies for AgroFresh core fruit categories. As a result of all these initiatives, we have successfully diversified our proportion of sales attributable to apples from nearly 90% in July 2015 down to approximately 70% as of December 31, 2018.

Building on these growth initiatives, we are continuously leveraging our research and development (“R&D”) capabilities to commercialize new products for currently unserved markets. In addition to our internally-developed R&D, M&A is another key strategy to enhance our value proposition to drive growth. Our recent acquisition of Verigo adds to the FreshCloud platform the ability to provide Transit Insights and enables us to incorporate our proprietary produce knowledge into a complementary data service offering. FreshCloud introduces a whole new level of data insights to the produce market from plant physiology to supply chain optimization, which can augment our existing portfolio of treatments and technical advisory services. Utilizing our global footprint and extensive research and development capabilities, we will seek to continue to expand the business through further penetration, increased applicability of existing products, and the commercialization of new preservation solutions.

Long-Standing Relationships with Highly Diverse Customer Base. We believe our direct service model coupled with our proprietary solutions have helped us develop deep, trusted and long-tenured relationships with a diverse array of global customers including packers, growers, and retailers. For more than a decade, we have operated a large team of commercial and technical experts located in key geographies around the world to provide on-site and bespoke advisory services. This infrastructure helps us maintain intimate and consistent interaction with our customers throughout the year to understand all aspects of harvest operations, address a variety of customer-specific issues, and ultimately improve the economics for growers, packers, and retailers across the supply chain. As a result of our unique service model and comprehensive solutions, we have cultivated over 3,900 direct customer relationships in more than 50 countries with no single customer representing more than 10% of total sales. We have also started some strategic customer relationships as a way to penetrate new geographies and markets. An example is our collaboration with Pagoda, the largest fruit retailer in China, where we plan to open an innovation center tasked with developing solutions to extend freshness specifically to meet the unique needs of the Chinese supply chain.

High Profit Margins, Strong, and Consistent Cash Flow Generation. Our technical expertise, long-standing customer relationships, and asset-light business model drive attractive, sustainable profit margins. For the year ended December 31, 2018, we generated gross margins and EBITDA margins of 74% and 30%, respectively1. In addition, we employ an “asset-light”, outsourced production model. We use a single third-party manufacturer for our key active ingredient, 1-MCP, under a long-term contract with strict confidentiality obligations, to manufacture, and several other suppliers to formulate products and provide packaging services. For the manufacturing of waxes, sanitizers, and equipment servicing the citrus market, we have a combination of a manufacturing plant and several suppliers to formulate products and assemble equipment. As a result, our manufacturing footprint requires minimal capital investment and manufacturing personnel. For the year ended December 31, 2018, capital expenditures were $3.3 million, or 1.9% of net sales.  Our attractive margin profile coupled with our asset-light solutions result in free cash flow generation, which will be used to reinvest in the business and repay debt.

Strong Management Team with Deep Industry Experience. Our management team has extensive food, agricultural and chemical industry experience and a proven track record of bringing innovative, value-added solutions to customers and markets around the world. The Company’s management team boasts over 125 years of combined relevant industry experience and is led by Jordi Ferre, our chief executive officer, who has over 25 years of experience in global food operations and manufacturing.

1 EBITDA margin is a non-GAAP measure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K for more information, and for a reconciliation of EBITDA to net income (loss).

During the past several years, our management team has effectively launched new products, established new partnerships across the supply chain and completed successful acquisitions of Verigo and majority control of Tecnidex. Following a period of gradual transition from Dow's operating systems, our management team has also successfully transitioned the Company onto a fully autonomous enterprise resource planning system, completing the final milestone in our establishment as a fully operational, independent company. Supported by a deep bench of professionals and a track record of execution, we believe our management team has the vision, expertise, and experience to position us for continued success and to implement our business and growth strategies.

Industry Overview

Food Preservation and Freshness

According to the FAO, over 1.3 billion tons of food, or approximately one third of the total food produced worldwide, is lost to spoilage or waste each year, including food valued at an estimated $48.3 billion in the U.S. alone. An October 2013 TESCO Consumer Study found that nearly 45% of all fresh fruits and vegetables, including 40% of apples and 20% of bananas, are lost to spoilage. Loss or shrinkage along the food supply chain has a variety of causes, including degradation of fresh produce during storage and transportation.

Food waste is a major economic cost for retailers. A large percentage of food waste at the retail level is based on qualitative factors related to consumer perception of freshness. A consumer survey conducted by Oliver Wyman and Ipsos Interactive in the U.S. in 2007 indicated that freshness is the most important driver of customer satisfaction with a store’s produce department.

Near-Harvest Treatments

Near-harvest treatments commonly used to increase the value of crops and reduce harvest losses include the use of
“plant growth regulators” (“PGRs”). PGRs influence the rate of growth or development of crops or affect their reaction to stress events such as harsh weather. PGRs interact with the biochemical make-up of the plant and work by mimicking or blocking the production of naturally occurring plant hormones, like ethylene. Blocking the production of ethylene allows a grower to slow down the maturation of fruit to achieve better control over the timing of harvest. PGRs have a range of effectiveness depending on factors such as environmental conditions and the timing of application. We consider applications in the orchard as “near-harvest” since they are applied right before the fruit is harvested and have synergistic effect with our post-harvest solutions.

Post-Harvest Treatments

Post-harvest treatments to maximize quality and reduce loss include treatments to manage the effects of ethylene and to prevent microbial contamination. Naturally occurring ethylene triggers the acceleration of ripening in certain crops which results in a reduction of post-harvest life.

One class of post-harvest treatments enhances quality and reduces losses by controlling the environment in which produce is stored. Controlled Atmosphere ("CA") and Dynamic Controlled Atmosphere (“DCA”) systems are used to keep stored crops within their optimal ranges of temperature and levels of oxygen and carbon dioxide. Specific oxygen and carbon dioxide levels can lower respiration in fresh produce and delay ripening. CA systems have been used for many decades with fruits and vegetables to preserve freshness. DCA, a more recent innovation, seeks to adjust levels of oxygen and carbon dioxide dynamically as the produce in storage breathes and matures. CA and DCA are only effective at preserving freshness while the fruit is kept in cold storage. However, 1-MCP treatments have been found to be complementary to these technologies by helping to better maintain the quality of apples and pears during cold storage and maintaining freshness for up to 90 days after they are removed from cold storage.

Our Business

We are an agricultural innovator in proprietary advanced technologies that enhance the freshness, quality, and value of fresh produce. We currently offer SmartFresh applications at customer sites predominately through a direct service model utilizing third-party contractors. We also provide advisory services based on our extensive knowledge on the use of 1-MCP collected through thousands of monitored applications done as a part of the service model. Our pricing to customers is based on the service provided, not on the product sold. We operate in over 50 countries and derive the majority of our revenue working with customers to protect the value of apples, pears and other produce during storage. We offer Harvista in the U.S., Argentina, Turkey, Israel, Chile and South Africa. LandSpring is being marketed primarily in the U.S. and RipeLock is being marketed mainly in the U.S., Europe and Australia. ActiMist was launched in the U.S. and is being expanded into other countries subject to regulatory approval. Line extensions and new services are planned for introduction to seek to strengthen our global position in post-harvest storage and to capitalize on adjacent growth opportunities in near-harvest markets.

AgroFresh has extended its post-harvest leadership with the acquisition of Tecnidex, a leading provider of fungicides, sanitizers, waxes, and coatings primarily focused on the citrus market. For over 35 years, Tecnidex has been helping fruit and vegetable producers offer clean, safe and high-quality products to customers in 18 countries with particular strength in the Mediterranean region. Tecnidex brought a broad catalogue of solutions that enhanced our fungicide offering, ActiMist, an innovative delivery system of foggable fungicides. Our fungicide offerings further diversify our revenue by expanding our ability to provide solutions and service to the citrus industry.

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

Fruits and vegetables are classified as climacteric or non-climacteric, a term referring to the process of fruit maturation. The climacteric event is a stage of fruit ripening associated with higher ethylene production and changes in the fruit including pigment changes and sugar release. The climacteric event marks the peak of edible ripeness, with fruits having the best taste and texture for consumption. The role of SmartFresh is to delay the onset of the climacteric stage until the product is ready for consumption. Apples, pears, kiwifruit, plums, persimmon, bananas, melons, peaches, and tomatoes are examples of climacteric fruit. The Company continues to evaluate the commercial value of 1-MCP with a range of other climacteric fruit.

SmartFresh Value Proposition

SmartFresh, our current principal solution, preserves the texture, firmness, taste and appearance of produce during storage, transportation and retail display. It allows growers and packers to deliver “just harvested” freshness on a year-round basis and enables retailers to increase customer satisfaction with fresh, high quality produce. An integral part of the SmartFresh value proposition is a direct service model providing customers with on-site applications of SmartFresh at their storage facilities together with mission-critical and value-added advisory services.

The value of SmartFresh with any crop is determined by both the biological efficacy with that crop and the utility value the application delivers to the customer. The biological efficacy with apples is high; apples are sensitive to ethylene and SmartFresh is effective at delaying ripening. In addition, SmartFresh brings high utility value by helping to keep apples fresh year-round despite their limited harvest window. This has resulted in the widespread adoption of SmartFresh by apple growers and packers throughout the world. The cost of SmartFresh translates into less than one cent per pound of apples, which is small relative to both the value of the crop and the importance of maintaining the quality of that crop during storage. Retail prices of apples in the U.S. typically range from $1.30-$4.50 per pound depending on the variety. The use of SmartFresh gives growers and packers the ability to store apples from one season to the next without losing their just picked quality characteristics.

Beneficial effects of SmartFresh have been proven across numerous apple varieties throughout the world. SmartFresh is also effective with other crops that are highly sensitive to ethylene, including pears, kiwifruit, plums, persimmons, avocados, and flowers, the latter marketed under the EthylBloc brand name through two strategic partners that have a strong position in the global flower market.

AgroFresh’s business historically has been highly seasonal, driven by the timing of apple harvests in the northern and southern hemispheres. The first half of the year is when the southern hemisphere harvest occurs, and the second half of the year is when the northern hemisphere harvest occurs. Since the northern hemisphere harvest of our two core crops of apples and pears is typically larger, a significant portion of our sales and profits are historically generated in the second half of the year.  In addition to this seasonality, factors such as weather patterns may impact the timing of the harvest within the two halves of the year. Crop diversification is an important way to achieve balanced revenues across the year, and the ability to service the citrus segment provides an opportunity for the Company to increase revenue in the fourth and first quarters, which are the two strongest quarters for citrus crops. Our recent acquisition of a controlling interest in Tecnidex and an increased presence in the citrus category should moderately reduce the current concentration of sales in the second half of the year.

SmartFresh Service Model

We believe that we have developed deep, trusted relationships with our customers by combining our effective SmartFresh product with application expertise and trusted advisory services. Over the past decade we have amassed a valuable proprietary database of technical information on the best practices for the effective use of SmartFresh on a wide range of apple and pear varieties, since each fruit and fruit variety requires a different treatment protocol. The advisory services component utilizes this information to help maximize the profitability of our customers’ operations.

Harvista

Complementing our post-harvest solutions, Harvista is used for near harvest management of pome fruit, apples, pears, cherries and blueberries. Our Harvista product line includes proprietary 1-MCP formulations that are specifically designed to slow ripening, reduce fruit drop, and hold fruit on the tree longer to promote better color and fruit size, thereby bringing new benefits to the grower. With maximum flexibility in application timing, it extends the harvest window by allowing growers to factor in ever-changing weather conditions and labor availability, providing peace of mind. We have found that the combination of Harvista in the orchard and SmartFresh in the storage room results in improved fruit quality metrics compared to use of either product individually.

Harvista extends the “ideal harvest window,” for up to an additional 14 days. This added flexibility creates significant benefits both in terms of harvest logistics and crop profitability. Widening the harvest window allows for better scheduling and the optimization of limited resources, such as harvest crews and equipment. Overall, the value of the crop is enhanced by bigger average fruit size, better color, and fewer defects.

We offer Harvista for apples, pears, cherries and blueberries through a pre-scheduled application service including aerial and/or ground applications. Typically, our technical staff designs the protocol in consultation with the customer, and either a third-party service provider or the customer makes the application.

Harvista is currently available in the U.S., Canada, Turkey, Argentina, Israel, Chile, Australia, and South Africa, and the Company is currently compiling data for registrations in ten more countries, which are expected to be granted on a country by country basis over the next five years. In 2017, we received regulatory approval to apply Harvista to cherries in the U.S. and blueberries in Chile. Additional registrations and label expansions are expected to be pursued as new formulations and/or crop concepts are validated.

RipeLock

For many crops, a significant amount of shrinkage occurs at retail. This includes bananas, the largest retail fruit category. According to data from the Journal of Consumer Affairs and United Nation’s Food and Agriculture Organization, it is estimated that 12-16% of banana loss occurs after the fruit reaches the grocery store. Our RipeLock Quality System is a retail solution to improve the quality and consumer appeal of bananas. RipeLock is an innovative fruit quality management system specifically designed for the banana industry. RipeLock enables retailers to offer consumers bananas that are in better condition and maintain the consumer-preferred color and firmness longer, reducing waste and increasing sales. The patented RipeLock system combines a specially-engineered, micro-perforated form of Modified Atmosphere Packaging (“MAP”) and our proprietary 1-MCP formulation. The combination of MAP with 1-MCP provides greater control over the ripening progression of bananas during shipping, distribution, on and display. We believe that bananas handled with RipeLock technology retain their bright-yellow color, firm texture, fresh taste, and appealing look for approximately another 4-6 days versus untreated bananas. As a result, RipeLock maximizes the marketable “yellow life” of the fruit, providing economic benefits to brand owners and retailers.

FreshCloud

To continue to evolve and increase the value we provide to our customers, we recently launched our FreshCloud suite of produce monitoring and screening solutions. FreshCloud Storage Insights combines proprietary sensor technology and data analytics in the storage room to offer customers real-time access to unique insights into the condition of their stored fruit. FreshCloud Predictive Screening predicts the risk of disorder development during storage by analyzing gene expression at commercial harvest, resulting in more informed storage management decisions. FreshCloud Transit Insights combines sensor technology and proprietary algorithms to provide insights as to the condition and quality of fruit during transit.

LandSpring

LandSpring technology is a PGR for use on seedlings to help them withstand transplanting and other stresses encountered in the field. LandSpring suppresses the ethylene signals that would prompt a stress event in the seedling and reduce growth. Among the number of protective benefits, this technology makes seedlings less sensitive to stresses such as heat, cold, UV radiation, drought, flooding and salinity that often occur after planting. When applied before transplanting, LandSpring results in greater plant vigor and a healthier crop that is better able to withstand adverse environmental conditions and give growers the opportunity to increase yield.

Marketing and Sales

Our success depends on our ability to attract and develop the talent to effectively implement our strategy. In 2018, AgroFresh changed its organizational structure and leadership team to support its strategic growth and diversification objectives. The goal of the organizational change was to consolidate the Company’s core business units under a global general manager while adding leadership and focus to accelerate new business development activities. Over the past year, we have been strengthening and deepening our management organization. In 2018, we hired a vice president and global general manager to lead our post-harvest offerings and a director of global retail solutions to lead the RipeLock commercial opportunities.

The Company's core post-harvest business includes solutions designed to improve the yields of growers and packers. These solutions include SmartFresh, ActiMist, FreshCloud Storage Insights, FreshCloud Predictive Screening and a large range of fungicides, waxes, and coatings, marketed under the brands Textar and Teycer, respectively.

Integration of Tecnidex progressed very well in 2018, with all functional departments now aligned with AgroFresh’s global structure, including consolidation of all sales teams, and we are preparing to implement SAP across the Tecnidex organization in the second quarter of 2019.

The technical sales support group supports the sales team and runs customer-specific trials for local crop varieties or specialized storage and distribution conditions and conducts follow-up with customers. This team works closely with customers to provide advice on appropriate protocols for SmartFresh, Harvista and other product applications depending on crop, variety, region, and climatic conditions. The technical sales support group draws on our extensive knowledge base of 1-MCP applications across all regions and conditions.

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

No single customer accounted for more than 3% of net sales in 2018, 2017, or 2016.

Competition

We estimate the size of the core post-harvest market to be approximately $500 million on a global basis. The post-harvest solutions offered include 1-MCP-based solutions, fungicides and coatings, representing approximately 36%, 20% and 24% of the total market, respectively. The market for the use of 1-MCP is evolving and we have faced growing competition since the expiration of the 1-MCP use patent in 2014. We estimate that citrus applications represent approximately 60% of the total core post-harvest market, which is why we are focused on seeking to grow in this important crop segment. The market for post-harvest solutions is fragmented with various regional suppliers. Including AgroFresh, there are three leading providers with global reach that account for about two thirds of global post-harvest sales. Other regional players, mainly in citrus, account for approximately another 20% of post-harvest sales. Other key players in the post-harvest industry include fungicide suppliers such as Syngenta and Janssen PMP who hold post-harvest registrations of fungicides previously approved for pre-harvest applications. In the near-harvest segment, ReTainTM is a competitive technology to Harvista that is offered by Valent in all regions except for the European Union. We believe that the principal factors of competition in our industry include reputation, product quality, customer service and customer intimacy, product innovation, technical service and value creation. We believe that we compete favorably with competitors on the basis of these and other factors. See the subsection titled “Competitive Strengths” above.

Research and Development

Research and development plays an important role at AgroFresh in supporting customers as well as developing line extensions and new products. Research and development is a truly global function with less than half of our R&D resources are located in facilities in North America, with the remainder across the other regions. Approximately 30% of our research and development resources are third-party contractors. During fruit harvest times (August to November in the Northern Hemisphere and late January to early May in the Southern Hemisphere), we hire additional third-party contract scientists to assist AgroFresh in the execution of experiments involving Harvista, SmartFresh, and FreshCloud technologies. Most of the regional research and development facilities focus on business aligned research and development initiatives to develop line extensions and create new products. Research and development makes use of core competencies in a number of technical areas including post-harvest physiology, analytical chemistry, regulatory sciences, regulatory affairs, formulation science, formulation process development, organic chemistry, and delivery systems. Initiatives focused on next generation solutions utilize expertise in material science, molecular biology, post-harvest pathology, diagnostics and sensor technology.

Intellectual Property

We are a technology-based solutions provider and, as such, rely on a combination of important intellectual property strengths, including licenses, patents, trademarks, copyrights and trade secret protection laws to protect our proprietary technology and intellectual property. We enter into confidentiality agreements with our employees, consultants, customers, service providers and vendors that generally provide that any confidential or proprietary information developed by us or on our behalf be kept confidential including, but not limited to, information related to our proprietary manufacturing process and SmartFresh service model. In the normal course of business, we provide our intellectual property and/or our products protected by our intellectual property to third parties through licensing or restricted use agreements.

We obtained an exclusive license from North Carolina State University under the Sisler patent (U.S. 5,518,988) for the use of 1-MCP to delay ripening of fruit and flowers. This patent has expired in the United States and Europe and continues only in Japan until May of 2020. We also acquired the Daly patent (U.S. 6,017,849) for the encapsulation complex of 1-MCP and alpha-cyclodextrin, used as the foundational component in SmartFresh and Harvista. Depending on the country, SmartFresh is currently protected by a patent for the encapsulation complex through 2019. Today a majority of our SmartFresh applications use ProTabsTM, an application method patented through 2022, and we continue to invest in application technologies as a means to continue to facilitate an even better service to our customers. We have also generated an impressive portfolio of intellectual property with over 30 patents granted in at least one country (pending in other countries) covering 1-MCP and next generation technologies, most of which do not expire until 2025 or beyond. RipeLock and Harvista formulations are patent protected through at least 2027.

Regulation and Compliance

We are subject to extensive national, state and local government regulation, and the Company has a regulatory team that we believe is best in class, which leverages a global network of highly-experienced regulatory consultants. Through this network, we have successfully obtained registrations for SmartFresh, Harvista, RipeLock, and LandSpring in every country where the review process has been completed, and the registration process for Harvista continues in many additional countries. We have completed more than 400 comprehensive international health and environmental tests that have shown the AgroFresh family of products, including SmartFresh and Harvista are safe for consumers, workers, and the environment. 1-MCP, the active ingredient in the AgroFresh products, is metabolized by the natural processes in apples and other fruits and leaves no residue. The products have been approved by over 50 authorities including the U.S. Environmental Protection Agency and the European Commission. We do not anticipate any significant problems in obtaining future required licenses, permits or approvals that are necessary to expand our business. We leverage our regulatory capabilities as we expand the fungicide product lines into new countries.

For a discussion of the various risks we may face from regulation and compliance matters, see “Risk Factors” in Item 1A of this report.

Employees

As of December 31, 2018, we had approximately 285 full-time employees. None of our employees in North America are members of a union or subject to the terms of a collective bargaining agreement. In certain other countries where we operate (including Brazil, France, Germany, Italy, Netherlands and Spain), employees are members of unions or are represented by works councils. In addition, certain of our activities have been performed historically by seasonal and part-time third-party contingent staff.

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

We serve established and knowledgeable customers in the business of growing, storing and handling fresh produce and flowers. Key SmartFresh patents have expired or will expire over the next year.

Actions by new or existing competitors, including introduction of competing products or services, promotions, combinations with other products or services, or price-cutting may lower our sales or require actions to retain and attract customers which could adversely affect our profitability. Increased competition from existing or new competitors could result in price reductions, increased competition for materials, reduced margins or loss of market share, any of which could materially and adversely affect our business and our operating results and financial condition. For example, during 2017 and 2018, we decreased our prices to defend market share against increased competition, and may be required to take similar actions in the future.

In addition, if the prices at which our customers sell their products increase or decrease, the demand for our products or services may change. If the demand for our products or services decreases, there could be a significant impact on our business in the applicable location or region and a material adverse effect on our revenues and results of operations.

Our relationship with our employees could deteriorate, and certain key employees could leave, which could adversely affect our business, financial condition and results of operations.

Our business involves complex operations and demands a management team and workforce that is knowledgeable and expert in many areas necessary for our operations. As a company focused on both research and development and customer service in the highly-specialized horticultural pre- and post-harvest fields, we rely on our ability to attract and retain skilled employees, consultants and contractors, including our specialized research and development and sales and service personnel. As of December 31, 2018, we employed approximately 285 full-time employees, of which approximately 169 were members of our research and development and sales and service teams. The departure of a significant number of our highly skilled employees, consultants or contractors or one or more employees who hold key regional management positions could have an adverse impact on our operations, including as a result of customers choosing to follow a regional manager to one of our competitors.

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

Our business is highly dependent on a small number of products, primarily SmartFresh, based on one active ingredient, 1-MCP, applied to a limited number of horticultural products. In 2018, we derived approximately 80% of our revenue working with customers using SmartFresh to protect the value of apples, pears, and other produce during storage. We expect these applications, products and active ingredients to continue to account for a large percentage of our profits in the near term. Our ability to continue to market and sell products containing this active ingredient in existing and new crop segments is important to our future success.

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

If Tecnidex or any other acquisitions or investments we have completed or may complete do not meet our expectations for any reason, we may not achieve our forecasted results. There can be no assurance that the pre-acquisition analyses and the diligence we conducted in connection with any acquisition or investment will uncover all material issues that may be present in a particular target business or investment, or that factors outside of the target business or investment and outside of our control will not later arise. In such event, we may be required to subsequently realize restructuring, impairment or other charges that could have a significant adverse effect on our business, financial condition and results of operations.

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

Although demand for fresh horticultural products is somewhat inelastic in developed economies, the fresh produce and flower industries that we sell to can be affected by material changes in supply, market prices, exchange rates and general economic conditions. Delays or reductions in our customers’ purchasing or shifts to lower-cost alternatives that result from tighter economic market conditions would reduce demand for our products and services and could, consequently, have a material adverse effect on our business, financial condition and results of operations.

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

We rely in some jurisdictions on independent distributors to distribute our products and to assist us with the marketing, sale and servicing of certain of our products. For example, we have entered into long-term distribution relationships for our products in China, Russia, Israel, Greece, South Korea, and Mexico. As a result, delivery of services and products in these jurisdictions relies on the performance of a small number of contractual counterparties, and in most of these countries we are not directly involved in sales and service provider relationships. We cannot be certain that our distributors will focus adequate resources on selling our products and services or be successful in selling them. Some of our distributors also represent or manufacture other, potentially competing, agrochemical products. If we are unable to establish or maintain successful relationships with our distributors, we will need to further develop our own sales and distribution capabilities, which would be expensive, time-consuming and possibly not as successful in achieving market penetration, which could have a material adverse effect on our results of operations, cash flows or financial condition. In addition, the distribution of our products could be disrupted by a number of factors, including labor issues, failure to meet customer standards, bankruptcy or other financial issues affecting our third-party providers, or other issues affecting any such third party’s ability to meet our distribution requirements. The failure to properly perform by, switch to the competition or loss of, one or more of our distributors could have a material adverse effect on our business, financial condition and results of operations.

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

As key SmartFresh patents have expired or will expire, if we are not able to achieve further differentiation of our products and services through patented mixtures, new formulations, new delivery systems, new application methods or other means of obtaining extended patent protection, our inability to prevent competitors from developing and registering similar products could have an adverse effect on our sales of such product. Our patents also may not provide us with any competitive advantage and may be challenged by third parties. Further, our competitors may attempt to design around our patents.

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

In many countries, toxicity studies, data and other information relied upon by registration authorities in support of a product registration are granted “data protection” for a period of up to 15 years after the date upon which the data was originally submitted. In addition to the period of data compensability, there is in many geographies an exclusive use period of ten years during which other companies may not legally cite our data in support of registration submissions without our written permission. In some countries, there is also a period of time during which companies may cite another company’s data upon payment of data compensation. In other countries, there is no legislation at all that effectively prevents third parties from citing our proprietary regulatory data. Furthermore, after the exclusive use period and data compensation period have expired, as was the case with respect to our data in Europe in 2016 and in the United States in 2017, any third party would be free to cite our data in support of its registration submissions. The possibility that third parties can use our registration data to obtain their own product registrations can adversely affect our business, financial condition and results of operations by facilitating the entry of “generic” copies of products in our portfolio into the market.

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

We may become involved in lawsuits concerning crop damage and product inefficacy claims, in addition to intellectual property infringement disputes, claims by employees, former employees or contingent staff, and general commercial disputes. Our insurance may not apply to or fully cover any liabilities we may incur as a result of these lawsuits.

We may face potential product liability claims for or relating to products we have sold and products that we may sell in the future. Since our products are used in the food chain on a global basis, any such product liability claim could subject us to litigation in multiple jurisdictions. Product liability claims, regardless of their merits or their ultimate outcomes, are costly, divert management’s attention, and may adversely affect our reputation and demand for our products and may result in significant damages. We cannot predict with certainty the eventual outcome of pending or future product liability claims. Any of these negative effects could adversely affect our results of operations, cash flows, or financial condition. These risks exist even with respect to products that have received, or may in the future receive, regulatory approval, registration, and clearance for commercial use. Unexpected quality or efficacy concerns can arise with respect to marketed products, whether or not scientifically justified, leading to product recalls, withdrawals, or declining sales, as well as product liability, personal injury and/or other claims.

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

Currently, we operate, or others operate on our behalf, in more than 50 countries, in addition to our operations in the United States. We expect sales from international markets to represent an increasing portion of our net sales, and our acquisition of a controlling interest in Tecnidex increased our operations outside of the United States. Accordingly, our business is subject to risks related to the different legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in our international operations include, in addition to other risks discussed in this section, the following:

•agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system;
•foreign customers may have increased credit risk and different financial conditions, which may necessitate longer payment cycles or result in increased bad debt write-offs or additions to reserves related to our foreign receivables;
•foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade or investment, including currency exchange controls;
•there may be delays and interruptions in transportation and importation of our products;
•general economic conditions in the countries in which we operate, including fluctuations in gross domestic product, interest rates, market demand, labor costs and other factors beyond our control, could have an adverse effect on our net sales in those countries;
•our results of operations could be affected by political or economic instability on a country-specific or global level from various causes, including the possibility of hyperinflationary conditions, natural disasters and terrorist activities and the response to such conditions and events;
•we may experience difficulties in staffing and managing multi-national operations, and face the possibility of labor disputes and unexpected adverse changes in foreign laws or regulatory requirements, including environmental, health and safety laws and laws and regulations affecting export and import duties and quotas;
•governmental policies, including farm subsidies, tariffs, tenders, and commodity support programs, as well as other factors beyond our control, such as the prices of fertilizers, seeds, water, energy and other inputs, and the prices at which crops may ultimately be sold, could negatively influence the number of acres planted, the mix of crops planted and the demand for agrochemicals;
•compliance with a variety of foreign laws and regulations may be difficult; and
•we may be subject to the risks of divergent business expectations resulting from cultural incompatibility.

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

Upon consummation of the Business Combination on July 31, 2015, we incurred debt obligations in the form of a $425 million term loan and a $25 million revolving loan. The incurrence of this debt could have a variety of negative effects, including:

•default and foreclosure on our assets if our operating revenues are insufficient to repay our debt obligations;
•acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•our inability to pay dividends on our common stock; and
•using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate activities.

We are subject to credit risks related to our accounts receivable, and failure to collect our accounts receivable could adversely affect our results of operations and financial condition.

The failure to collect outstanding receivables could have an adverse impact on our business, financial condition and results of operations. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then we might be required to make additional allowances, which would adversely affect our results of operations in the period in which the determination or allowance was made. Bad debt write offs were less than 0.5% of revenues in each of 2018, 2017, and 2016.

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

No single customer accounted for more than 10% of our consolidated net sales in 2018, 2017, or 2016. At December 31, 2018, December 31, 2017, and December 31, 2016, no individual customer accounted for greater than 10% of our consolidated accounts receivable balance.

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

Our operations rely heavily on information systems for management of our supply chain, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our FreshCloud product offerings rely particularly heavily on information systems for monitoring, data collection and analysis. Our operations depend upon our ability to protect our information systems, many of which are located outside of our physical control, from failure, other catastrophic events, security breaches and other data loss, including cyber-attacks. The disruption or failure of these systems to operate effectively could result in delays in customer service and reduce efficiency in our operations. Breaches of our security measures or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential information about us, our employees, former employees, customers or suppliers could result in legal claims or proceedings, damage to or inaccessibility of critical systems, operational disruptions and other significant costs, which could adversely affect our reputation, financial condition and results of operations.

We use hazardous materials in our business and are subject to regulation and potential liability under environmental laws.

Our business is subject to a wide range of stringent laws and regulations that relate to the raw material supply chain, environmental compliance, disposal of hazardous waste, and the manufacture, development, production, marketing and use of our products. As with any chemical manufacturing enterprise, there are inherent hazards associated with chemical manufacturing, and the storage and transportation of raw materials and our products. Exposure to hazardous materials, accidents or noncompliance with laws and regulations by us, the users of our products or our contract manufacturers, could disrupt our operations or expose us to significant losses or liabilities.

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

As of December 31, 2018, Dow owned approximately 42% of our outstanding common stock. In addition, Dow currently owns 3,000,000 of our outstanding warrants. Because of the degree of concentration of voting power (and the potential for such power to increase upon the purchase of additional stock or the exercise of warrants), your ability to elect members of our board of directors and influence our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends, may be diminished.

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

In recent years the stock market in general has been highly volatile. As a result, the market price and trading volume of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease in the value of their stock, which could be substantial, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:

•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•success of competitors;
•our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning us or the agricultural or specialty chemicals industries in general;
•our ability to market new and enhanced products on a timely basis;
•changes in laws and regulations affecting our business;
•our ability to meet compliance requirements;

•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our common stock available for public sale;
•any major change in our board of directors or management;
•sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

As of December 31, 2018, there were 50,410,192 shares of our common stock outstanding. Of our issued and outstanding shares that were issued prior to the Business Combination, all are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. Future sales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

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

Upon effectiveness of any registration statement we file pursuant to the Investor Rights Agreement, these parties may sell large amounts of our stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in our stock price or putting significant downward pressure on the price of our stock.

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

As of December 31, 2018, outstanding warrants to purchase an aggregate of 15,983,072 shares of our common stock were exercisable in accordance with the terms of the warrant agreement governing those securities. All of these warrants will expire at 5:00 p.m., New York time, on July 31, 2020, or earlier upon redemption or liquidation. The exercise price of these warrants is $11.50 per share. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.

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

Our second amended and restated certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•the ability of our board of directors to determine whether to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at a special meeting of our stockholders;
•the requirement that an annual meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•limiting the liability of, and providing indemnification to, our directors and officers;
•controlling the procedures for the conduct and scheduling of stockholder meetings;
•providing that directors may be removed prior to the expiration of their terms by stockholders only for cause; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our board of directors.

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

In December 2015, we identified a material weakness in our internal control over financial reporting. Although that material weakness was subsequently remediated, our management may be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weakness in internal controls over financial reporting. In addition, a deficiency discovered in our recently implemented SAP accounting system with respect to foreign currency translations caused us to file our quarterly report on Form 10-Q for the quarter ended June 30, 2018 late. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease our current headquarter facility in Philadelphia, Pennsylvania, consisting of approximately 15,887 square feet. The lease has a 90 month term commencing in May 2016, with a five-year renewal option and an option for us to terminate the lease after 72 months. We also lease office space in Paris, France, consisting of approximately 7,100 square feet. The lease has a 108 month term commencing in October 2015. We lease a facility in Spring House, Pennsylvania consisting of 14,000 square feet. The lease has a 123 month term commencing in January 2018. We use four primary additional leased locations worldwide to deliver product and technical services: Yakima, Washington; Curico, Chile; Bologna, Italy; and Lerida, Spain. In addition, the Yakima Service Center is our product distribution center to all geographic regions around the world. Tecnidex occupies a building of five units that make up their headquarters in Valencia, Spain. Tecnidex owns two of these units (consisting of approximately 24,480 square feet) and leases the three remaining units (consisting of approximately 37,245 square feet). One of the leased units has a 60 month term that commenced in October 2015 and the other two leased units have a 120 month lease term that commenced in July 2017.

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

As previously reported, in August 2016, we filed a lawsuit against MirTech, Inc. (“MirTech”), Decco U.S. Post-Harvest, Inc. (“Decco”) and certain related parties in the United States District Court for the District of Delaware. Our complaint alleges, among other things, that MirTech, a former consultant to us, appropriated our confidential information and technology, in violation of agreements between MirTech and us, and that MirTech and Decco collaborated to infringe on several of our patents. Our complaint seeks, among other relief, declarations that we are the owner of a number of patents filed by MirTech, injunctive relief to stop the infringement of our patents, and monetary damages. The claims in this lawsuit were bifurcated and a bench trial was held in March 2017 on certain of our contract claims., after which the Court ruled in the
Company’s favor and against MirTech. Other matters at issue in the litigation are still pending and scheduled for a jury trial in the Fall of 2019.

PART II

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

The following table shows, for the periods indicated, the high and low sales prices per share of our common stock and warrants as reported by Nasdaq:

	Common Stock		Warrants
	High	Low	High	Low
Fiscal year ended December 31, 2018
First Quarter	$8.75	$6.91	$0.77	$0.35
Second Quarter	$7.67	$6.30	$0.50	$0.05
Third Quarter	$7.25	$5.32	$0.38	$0.10
Fourth Quarter	$6.57	$3.51	$0.25	$0.10
Fiscal year ended December 31, 2017
First Quarter	$4.43	$2.53	$0.31	$0.24
Second Quarter	$7.68	$4.13	$1.04	$0.95
Third Quarter	$9.05	$6.87	$1.25	$1.18
Fourth Quarter	$7.61	$4.94	$0.63	$0.55

Holders of Record

On March 4, 2019, there were approximately 96 holders of record of our common stock and 5 holders of record of our warrants. Such numbers do not include beneficial owners holding securities through nominee names.

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

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the notes thereto contained elsewhere in this Report.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains the financial measure EBITDA, which is not presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). This non-GAAP financial measure is being presented because management believes that it provides readers with additional insight into the Company’s operational performance relative to earlier periods and relative to its competitors. EBITDA is a key measure used by the Company to evaluate its performance. The Company does not intend for this non-GAAP financial measure to be a substitute for any GAAP financial information. Readers of this MD&A should use this non-GAAP financial measure only in conjunction with the comparable GAAP financial measure. A reconciliation of EBITDA to the most comparable GAAP measure is provided in this MD&A.

Business Overview

AgroFresh is a global leader in delivering innovative food preservation and waste reduction solutions for fresh produce. The Company is empowering the food industry with Smarter FreshnessTM, a range of integrated solutions designed to help growers, packers and retailers improve produce freshness and quality while reducing waste. AgroFresh’s solutions range from near-harvest with HarvistaTM and LandSpringTM to its marquee SmartFreshTM Quality System, which includes SmartFreshTM, FreshCloudTM and ActiMistTM, working together to maintain the quality of stored produce. AgroFresh has a controlling interest in Tecnidex, a leading provider of post-harvest fungicides, waxes and biocides for the citrus market. Additionally, the company’s initial retail solution, RipeLockTM, optimizes banana ripening for the benefit of retailers and consumers. AgroFresh has key products registered in over 50 countries, supports approximately 3,900 direct customers and services over 25,000 storage rooms globally.

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

Freshness is the most important driver of consumer satisfaction when it comes to produce, and, at the same time, food waste is a major issue in the industry. About one third of the total food produced worldwide is lost or wasted each year. Nearly 45% of all fresh fruits and vegetables, 40% of apples and 20% of bananas, are lost to spoilage. AgroFresh plays a key role in the value chain by offering products and services that maintain produce freshness and reduce waste.

AgroFresh’s current principal product, SmartFresh, regulates the post-harvest ripening effects of ethylene, the naturally occurring plant hormone that triggers ripening in certain fruits and vegetables. SmartFresh is naturally biodegradable, leaves no detectable residue, and has been approved for use by many domestic and global regulatory organizations. Harvista extends the Company’s proprietary technology into near-harvest management of pome fruit such as apples and pears. FreshCloud Storage InsightsTM is an atmospheric monitoring system that leverages the Company's extensive understanding of fruit physiology, fruit respiration, current controlled atmosphere technology, and new proprietary diagnostic tools to provide improved and real-time guidance to producers and packers of fresh produce regarding storage conditions so corrective measures can be made on a more timely basis. RipeLockTM combines the technology behind SmartFresh with modified atmosphere packaging designed specifically to preserve quality during transportation and to extend the yellow shelf life of bananas and other potential fruits. LandSpringTM is an innovative 1-MCP technology targeted to transplanted vegetable seedlings. It is currently registered for use on tomato, peppers, and 14 other crops in the US. It reduces transplant shock, resulting in less seedling mortality and faster crop establishment, which leads to a healthier crop and improved yields.

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

In connection with the closing of the Business Combination, AgroFresh entered into a transition services agreement with Dow. Under the agreement, Dow provided AgroFresh a suite of services for a period of time ranging from six months to five years depending on the service. While most of the Dow-provided services are complete as of December 31, 2018 certain services are expected to continue through 2019. The agreement also provided for a $5 million execution fee that was paid to Dow at the closing of the Business Combination.

Factors Affecting the Company’s Results of Operations

The Company’s results of operations are affected by a number of external factors. Some of the more important factors are briefly discussed below.

Demand for the Company’s Offerings

The Company services customers in over 50 countries and derives its revenue by assisting growers and packers to optimize the value of their crops primarily through the post-harvest period. Its products and services add value to customers by reducing food spoilage and extending the life of perishable fruits. The U.S. Food and Agriculture Organization has estimated that a growing global population will require a near doubling of food production in developing countries by 2050 to meet the expected demand of a worldwide population of 9 billion people.

This global trend, among others, creates demand for the Company’s solutions. The Company’s offerings are currently protected by patent filings in 55 countries.

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

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of results of operations and financial condition are based upon our financial statements. These financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements. We base our estimates and judgments on historical experiences and assumptions believed to be reasonable under the circumstances and re-evaluate them on an ongoing basis. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to the audited consolidated financial statements.

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

Goodwill

As discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in the audited consolidated financial statements, the Company tests goodwill and identifiable intangible assets with indefinite lives for impairment at least annually. Intangibles are tested for impairment using a quantitative impairment model. We test goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test. We consider the Company to be two reporting units for purposes of testing goodwill for impairment.

For the 2016 impairment test, we utilized the quantitative methods to assess impairment and we concluded that goodwill was fully impaired. The inputs utilized in the analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, Fair Value Measurement.

The process of evaluating the potential impairment of goodwill is subjective because it requires the use of estimates and assumptions as to our future cash flows, discount rates commensurate with the risks involved in the assets, future economic and market conditions, as well as other key assumptions. The amounts recorded in the financial statements related to goodwill are based on the best estimates and judgments of the Company’s management, although actual outcomes could differ from our estimates. Our annual test of goodwill indicated that goodwill was fully impaired as of December 31, 2016. In connection with the Tecnidex acquisition in 2017, we recorded approximately $9.4 million of goodwill which was based on the preliminary purchase price allocation as of December 2017. During the year ended December 31, 2018, an adjustment was made to the consideration payable to the holders of Tecnidex based on the payment made in 2018 which resulted in goodwill of $6.7 million as of December 31, 2018.

Other intangible assets

We conduct our annual indefinite-lived intangible assets impairment assessment as of December 31 of each year unless conditions arise that would require a more frequent evaluation. In assessing the recoverability of indefinite-lived intangible assets, projections regarding estimated discounted future cash flows and other factors are made to determine if impairment has occurred. If we conclude that there has been impairment, we will write down the carrying value of the asset to its fair value. Each year, we evaluate those intangible assets with indefinite lives to determine whether events and circumstances continue to support the indefinite useful lives. When testing indefinite-lived intangible assets for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Such qualitative factors may include the following:

•Macroeconomic conditions
•Industry and market considerations
•Cost factors
•Overall financial performance; and
•Other relevant entity-specific events

Based on the results of our annual impairment reviews conducted in December, management recorded an impairment charge of $9.5 million on its AgroFresh and SmartFresh trade names for the year ended December 31, 2016, and an impairment charge of $2.6 million on its SmartFresh trade name for the year ended December 31, 2018. In determining the fair value of the trade names, the Company applied the relief from royalty methodology, which is based on the assumption that without ownership of the assets, the user of the trade name would have to make a stream of payments to the owner of the trade names in return for the rights to use the trade names. By acquiring the trade name, the user avoids those payments. The annual assessment for the year ended December 31, 2017 resulted in no indicators of impairment.

Definite-lived intangible assets, such as technology, customer relationships and software are amortized over their estimated useful lives, generally for periods ranging from 4 to 24 years. The reasonableness of the useful lives of these assets is regularly evaluated. Once these assets are fully amortized, they are removed from the balance sheet.

Revenue Recognition

The majority of our revenues are generated from the application of our products to fruits and vegetables either before or after harvesting. Revenue is recognized at the time the product is applied to the fruits or vegetables as this represents the point at which our performance obligation to the customer has been completed.

On January 1, 2018, the Company began to account for revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires revenue recognized to represent the transfer of promised goods or services to customers at an amount that reflects the consideration which is expected to be received in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of Topic 606, the Company performs the following 5 steps: (1) Identify the contracts with a customer, (2) Identify the performance obligations in the contract, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligations in the contract and (5) Recognize revenue when (or as) the entity satisfies a performance obligation. Revenue is presented in our consolidated statements of (loss) income, net of estimated rebates and discounts.

In periods prior to the adoption of Topic 606, revenue was recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

See Note 2 to the audited consolidated financial statements for further information.

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

See Note 3 to the audited consolidated financial statements for further information.

Stock-Based Compensation

We recognize stock-based compensation expense for all share-based payment awards on a straight-line basis over the requisite service period of the award. Determining the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. See Note 13 to the audited consolidated financial statements contained in this report for further detail on stock-based compensation.

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

Recently Issued Accounting Standards and Pronouncements

See Note 2 to the accompanying audited consolidated financial statements for a full description of recent accounting pronouncements and our expectations of their impact, if any, on our results of operations and financial condition.

Results of Operations

The following table summarizes the results of operations:

(in thousands)	Year Ended Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net sales	$178,786	$164,026	$159,669
Cost of sales (excluding amortization, shown separately below)	46,271	32,655	59,977
Gross profit	132,515	131,371	99,692
Research and development expenses	13,873	13,779	14,767
Selling, general, and administrative expenses	65,770	61,847	61,892
Amortization of intangibles	45,946	41,910	40,327
Impairment of long lived assets	2,600	—	10,795
Goodwill impairment	—	—	62,373
Change in fair value of contingent consideration	(3,018)	(26,948)	(53,608)
Operating income (loss)	7,344	40,783	(36,854)
Other income (expense)	429	611	(173)
(Loss) gain on foreign currency exchange	(1,722)	13,344	(3,274)
Interest expense, net	(34,451)	(35,755)	(58,239)
(Loss) income before income taxes	(28,400)	18,983	(98,540)
Provision (benefit) for income taxes	1,840	(4,579)	13,020
Net (loss) income	$(30,240)	$23,562	$(111,560)
Less: Net loss (income) attributable to non-controlling interests	$180	$(91)	$—
Net (loss) income attributable to AgroFresh Solutions, Inc	$(30,060)	$23,471	$(111,560)

Comparison of Results of Operations for the year ended December 31, 2018 and the year ended December 31, 2017.

Net Sales

Net sales were $178.8 million for the year ended December 31, 2018, as compared to net sales of $164.0 million for the year ended December 31, 2017. The increase in net sales in fiscal year 2018 from fiscal year 2017 was driven by the addition of Tecnidex which contributed $20.8 million, and SmartFresh growth in Europe, partially offset by SmartFresh declines in the Pacific Northwest region of the United States where the business was negatively impacted by a smaller than normal apple harvest. As the Company continues to diversify, and with the addition of Tecnidex, SmartFresh sales in the Pacific Northwest represented less than 10 percent of the Company's overall revenue in 2018.

Additionally, foreign currency negatively impacted revenue in 2018 by $1.4 million, mostly driven by the Euro, and ASC-606 deferred revenue negatively impacted sales in 2018 by $1.1 million. Excluding these items along with the impact of Tecnidex, organic sales were essentially flat compared to 2017.

Cost of Sales

Cost of sales was $46.3 million for the year ended December 31, 2018, as compared to $32.7 million for the year ended December 31, 2017. Gross profit margin was 74.1% in 2018 versus 80.1% in 2017. The decrease in margin was primarily driven by the addition of Tecnidex, strategic pricing initiatives in the core business and the impact of ASC 606 deferred revenue.

Research and Development Expenses

Research and development expenses were $13.9 million for the year ended December 31, 2018, as compared to $13.8 million for the year ended December 31, 2017. Tecnidex added $1.2 million of cost. Excluding these costs, research and development costs were down reflecting our resource allocation strategy that supports initiatives which drive continued diversification beyond apples.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $65.8 million for the year ended December 31, 2018, as compared to $61.8 million for the year ended December 31, 2017. The increase was primarily driven by the addition of Tecnidex which contributed $5.2 million in costs. Excluding Tecnidex, selling general and administrative expenses were $60.6 million, down 1% for the year, reflecting the impact of cost optimization initiatives.

Amortization of Intangibles

Amortization of intangibles was $45.9 million for the year ended December 31, 2018, as compared to $41.9 million for the year ended December 31, 2017. The increase in amortization of intangibles is primarily due to the addition of Tecnidex amortization of $1.6 million.

Impairment of Long-lived Assets

During the year ended December 31, 2018, the Company recorded an impairment charge of $2.6 million related to the estimated decline in the fair value of the SmartFresh trade name. There were no indicators of impairment during the 2017 impairment assessment.

Goodwill impairment

As a result of the Tecnidex acquisition $9.4 million was recorded to goodwill for the year ended December 31, 2017. During 2018, a measurement period adjustment was recorded to payments due to the owners of Tecnidex which resulted in $6.7 million of goodwill at December 31, 2018. The goodwill will be assessed annually for impairment. During the years ended December 31, 2018 and 2017, the Company did not record an impairment charge as a result of our annual impairment test.

Change in fair value of contingent consideration

The Company recorded a $3.0 million gain in the year ended December 31, 2018 related to the change in the fair value of contingent consideration, as compared to a $26.9 million gain for the year ended December 31, 2017. As discussed in Note 3 to the audited consolidated financial statements, pursuant to the Business Combination, the Company entered into various forms of contingent consideration, including the warrant consideration, the deferred payment, and the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings. For 2018, the warrant consideration, the deferred payment, and the tax amortization benefit contingency mark-to-market (gains) losses were $0.0 million, $(0.3) million, and $(2.8) million, respectively. For 2017, the warrant consideration, the deferred payment, and the tax amortization benefit contingency and other incurred mark-to-market losses (gains) were $0.5 million, $(2.5) million, and $(24.9) million, respectively.

Other Income (Expense)

Other income was $0.4 million for the year ended December 31, 2018, as compared to $0.6 million of income for the year ended December 31, 2017.

(Loss) gain on foreign currency

Loss on foreign currency was $(1.7) million for the year ended December 31, 2018 as compared to a gain of $13.3 million for the year ended December 31, 2017. The loss was due to the strengthening of the U.S. dollar against the euro, Canadian dollar, Australian dollar, Chilean peso and Turkish lira during 2018 as compared to 2017. This was partially offset by the change to highly inflationary accounting in Argentina.

Interest Expense, Net

Interest expense, net was $34.5 million for the year ended December 31, 2018, as compared to $35.8 million for the year ended December 31, 2017. The decrease was primarily driven by lower accretion on the Tax Receivables Agreement of $5.0 million which was partially offset by higher interest on the Credit Facility of $3.5 million. Cash interest expense was up $15.8 million in 2018 as compared to 2017 due to timing of quarterly interest payments.

Income Tax Provision

Our effective tax rate was (6.5)% for the year ended December 31, 2018, as compared to (24.1)% for the year ended December 31, 2017. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year. On December 22, 2017 the Tax Cuts and Jobs Act ("TCJA") was enacted in the U.S. The TCJA significantly revised the U.S. federal corporate income tax by, among other things, lowering the corporate income tax rate to 21%, implementing a territorial tax system, imposing a limitation on tax deductibility of U.S. interest expense, and the inclusion of “global intangible low-taxed income” (“GILTI”).

During the year ended December 31, 2018, certain losses occurred that did not receive a tax benefit including the unbenefited losses related to the elimination of intercompany profit in inventory. In addition to these unbenefited losses, there was a valuation allowance increase in the U.S., Japan, Netherlands, and Turkey. For the year ended December 31, 2018, the impact of the unbenefited losses and valuation allowance increase resulted in a tax expense in the amount of $6.0 million (21.2)%.

Comparison of Results of Operations for the year ended December 31, 2017 and the year ended December 31, 2016.

Net Sales

Net sales were $164.0 million for the year ended December 31, 2017, as compared to net sales of $159.7 million for the year ended December 31, 2016. The overall increase in net sales in fiscal year 2017 from fiscal year 2016 was primarily related to the addition of Tecnidex and double-digit growth in Harvista.

Net sales in North America decreased to $53.6 million for 2017, down 4.7% from $56.2 million in 2016. The decrease in net sales is primarily due to lower sales of SmartFresh in North America driven by competitive price pressure, somewhat offset by an 18% increase in Harvista sales. Net sales in EMEA increased by $5.5 million to $70.2 million in 2017. Excluding currency impact of $2.9 million, EMEA net sales increased by $2.6 million, primarily due to the addition of Tecnidex along with increased penetration in persimmon and pears. Net sales in Latin America increased 9.6%, mainly due to larger apple crop in Brazil compared to 2016, along with growth in Harvista sales in Argentina. Net sales in the Asia Pacific region decreased by $0.9 million driven by declines in China compared to 2016.

Cost of Sales

Cost of sales was $32.7 million for the year ended December 31, 2017, as compared to $60.0 million for the year ended December 31, 2016. Included in the 2016 amount was $30.4 million of amortization of inventory step up. Gross profit margin was 80.1% in 2017 and would have been 81.5% in 2016 if the amortization of the inventory step-up had been excluded. The decrease in margin was primarily driven by an unfavorable product and geographic mix.

Research and Development Expenses

Research and development expenses were $13.8 million for the year ended December 31, 2017, as compared to $14.8 million for the year ended December 31, 2016, reflecting more targeted research activities in 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $61.8 million for the year ended December 31, 2017, as compared to $61.9 million for the year ended December 31, 2016. Savings achieved in selling, general, and administrative expenses were mostly offset by a number of one-time charges, including legal and professional fees associated with the Tecnidex and Food Freshness Technologies transactions, and costs associated with the MirTech litigation. Additionally, there were costs unique to 2017 associated with our migration off of the Dow transition services agreement and the creation of our own technology infrastructure.

Amortization of Intangibles

Amortization of intangibles was $41.9 million for the year ended December 31, 2017, as compared to $40.3 million for the year ended December 31, 2016. The increase in amortization of intangibles is primarily due to the amortization of in-process research and development for our LandSpring product line, which started in September 2016.

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

Change in Fair Value of Contingent Consideration

The Company recorded a $26.9 million gain in the year ended December 31, 2017 related to a change in the fair value of contingent consideration, as compared to $53.6 million gain for the year ended December 31, 2016. As discussed in Note 3 to the audited consolidated financial statements, pursuant to the Business Combination, the Company entered into various forms of contingent consideration, including the warrant consideration, the deferred payment, and the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings. For 2017, the warrant consideration, the deferred payment, and the tax amortization benefit contingency mark-to-market (gains) losses were $0.5 million, $(2.5) million and $(24.9) million. respectively. For 2016, the warrant consideration, the deferred payment and the tax amortization benefit contingency and other incurred mark-to-market (gains) losses were $(4.9) million, $(32.5) million, $(17.4) million and $1.2 million, respectively.

Other Income (Expense)

Other income was $0.6 million for the year ended December 31, 2017, as compared to $(0.2) million expense for the year ended December 31, 2016.

Gain (loss) on Foreign Currency

Gain on foreign currency was $13.3 million for the year ended December 31, 2017 as compared to $(3.3) million loss for the year ended December 31, 2016. The gain was due to the weakening of the U.S. dollar against the euro, Canadian dollar, Australian dollar, and Chilean peso during 2017 as compared to 2016.

Interest Expense, Net

Interest expense, net was $35.8 million for the year ended December 31, 2017, as compared to $58.2 million for the year ended December 31, 2016. The decrease was primarily driven by lower accretion on the deferred payment to Dow of $14.3 million, lower accretion on the Tax Receivables Agreement of $7.2 million, and lower amortization of debt discount and other of $1.8 million. Cash interest expense was up $0.9 million in 2017 as compared to 2016.

Income Tax Provision

Our effective tax rate was (24.1)% for the year ended December 31, 2017, as compared to (13.2)% for the year ended December 31, 2016. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year. On December 22, 2017 the Tax Cuts and Jobs Act ("TCJA") was enacted in the U.S. The TCJA significantly revised the U.S. federal corporate income tax by, among other things, lowering the corporate income tax rate to 21%, implementing a territorial tax system, and imposing a repatriation tax on earnings of foreign subsidiaries that are deemed to be repatriated to the U.S.

During the year ended December 31, 2017, there was a tax impact in the amount of $17.3 million (91.1%) for the re-measurement of the Company’s deferred tax assets and liabilities in the U.S. and other foreign jurisdictions as a result of 2017 tax legislation enactments (TCJA), and tax expense impact in the amount of $3.1 million net (16.1%) resulting from a valuation allowance release in the U. S., an increase in the valuation allowance in South Korea, and the non-recognition of the tax impact of the intercompany profit in inventory elimination (unbenefited losses).

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

The following is reconciliation between the non-GAAP financial measure of EBITDA to its most directly comparable GAAP financial measure, net (loss) income:

(in thousands)	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
GAAP net (loss) income including non-controlling interests	$(30,240)	$23,562	$(111,560)
Provision (benefit) for income taxes	1,840	(4,579)	13,020
Amortization of inventory step-up(1)	—	—	30,377
Interest expense(2)	34,451	35,755	58,239
Depreciation and amortization	47,593	44,356	42,850
Non-GAAP EBITDA	$53,644	$99,094	$32,926
EBITDA Margin(3)	30%	60%	21%
———————————————————————————————
(1)  The amortization of inventory step-up related to the acquisition of AgroFresh was charged to income based on the pace of inventory usage.
(2)  Interest on the term loan and accretion for debt discounts, debt issuance costs and contingent consideration.
(3)  EBITDA margin is calculated by dividing total Non-GAAP EBITDA by net sales.

Liquidity and Capital Resources

Cash Flows

(in thousands)	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net cash provided by operating activities	$3,012	$35,389	$30,484
Net cash used in investing activities	$(5,751)	$(36,950)	$(6,528)
Net cash used in financing activities	$(22,228)	$(14,015)	$(6,069)

Cash provided by operating activities was $3.0 million for the year ended December 31, 2018, as compared to $35.4 million for the year ended December 31, 2017 and $30.5 million for the year ended December 31, 2016.

For the year ended December 31, 2018, net income before non-cash items was $32.0 million. Included in this amount is the impairment of intangible assets of $2.6 million, depreciation and amortization of $47.6 million, change in the fair value of contingent consideration (including accretion) of $0.7 million, cash received on interest rate swap termination of $3.7 million, deferred income taxes of $1.2 million and other non-cash items of $6.5 million. Additionally, the change in net operating assets was $(29.0) million in 2018.

For the year ended December 31, 2017, net income before non-cash items was $41.5 million. Included in this amount is depreciation and amortization of $44.4 million, change in the fair value of contingent consideration (including accretion) of $(18.5) million, deferred income taxes of $(12.5) million and other non-cash items of $4.6 million. Additionally, the change in net operating assets was $(6.1) million in 2017.

For the year ended December 31, 2016, net income before non-cash items was $32.0 million. Included in this amount is the impairment of goodwill, intangible assets and other assets of $73.2 million, depreciation and amortization of $42.9 million, amortization of inventory step-up of $30.4 million, changed in the fair value of contingent consideration (including accretion) of $(23.4) million, deferred income taxes of $13.8 million and other non-cash items of $6.8 million. Additionally, the change in net operating assets was $(1.6) million in 2016.

Cash used in investing activities was $5.8 million for the year ended December 31, 2018, as compared to $37.0 million for the year ended December 31, 2017 and $6.5 million for the year ended December 31, 2016. Cash used in investing activities in 2018 was for the asset acquisition of Verigo of $1.6 million and the purchase of fixed assets and leasehold improvements of $4.2 million. Cash used in investing activities in 2017 was for the acquisition of a majority share of Tecnidex, net of cash received, of $18.2 million, minority investments totaling $11.1 million and the purchase of fixed assets and leasehold improvements, net of proceeds from the sale of assets, of $7.6 million. Cash used in investing activities in 2016 was for the purchase of fixed assets and leasehold improvements, net of proceeds from the sale of assets, of $6.0 million and a minority investment and distribution agreement totaling $0.6 million.

Cash used in financing activities was $22.2 million for the year ended December 31, 2018, as compared to $14.0 million for the year ended December 31, 2017 and $6.1 million for the year ended December 31, 2016. Cash used in financing activities in 2018 was for the payment of Dow liabilities and contingent consideration of $16.1 million and the repayment of debt in the amount of $6.1 million. Cash used in financing activities in 2017 was for the payment of Dow liabilities of $10.0 million, and the repayment of debt in the amount of $4.0 million. Cash provided by financing activities in 2016 was for the repayment of debt of $4.3 million and the purchase of treasury stock in the amount of $1.5 million.

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

Term Loan

On July 31, 2015, certain of our subsidiaries entered into a Credit Agreement with Bank of Montreal, as administrative agent (as amended, the “Credit Facility”). The Credit Facility consists of a $425 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a $25 million revolving loan facility (the “Revolving Loan”). The Revolving Loan includes a $10 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of December 31, 2018, the Company has issued $0.6 million of letters of credit, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan, as amended on January 31, 2019, has a scheduled maturity date of December 31, 2020. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75% or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries, and (b) AF Solutions Holdings, including the common stock of AgroFresh Inc.

The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to Rohm and Haas Company ("R&H"), a subsidiary of Dow, in connection with the Business Combination. Amounts available under the Revolving Loan may also be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Agreement.

As of December 31, 2018, the Company was in compliance with the senior secured net leverage covenant and the other covenants in the facility, other than covenants that apply only to the Company’s ability to borrow under the Revolving Loan
(excluding letters of credit). Subsequently, on January 31, 2019, the Credit Facility was amended to decrease the total availability from $25.0 million to $12.5 million and extend the maturity of the Revolving Loan from July 31, 2019 to December 31, 2020. An existing covenant in the credit agreement was also amended to allow the Company to have access to the Revolving Loan.

As of the Closing Date, the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accredited through interest expense for the duration of each respective debt facility. The accretion in interest expense during the year ended December 31, 2018, and 2017 was approximately $2.5 million and $2.4 million, respectively.

PIPE Shares

In connection with the closing of the Business Combination, we issued an aggregate of 4,878,048 shares of our common stock, for an aggregate purchase price of $50.0 million, in a private placement (“PIPE”).

Stock Repurchase Program

In November 2015, the Company’s Board of Directors approved a Stock Repurchase Program totaling $10 million of the Company’s publicly-traded shares of common stock. The Repurchase Program was to remain in effect for a period of one year, until November 17, 2016. During the year ended December 31, 2016, the Company repurchased 249,047 shares of common stock at an average market price of $5.95.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AgroFresh Solutions, Inc.
Philadelphia, Pennsylvania

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AgroFresh Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of (loss) income, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with the accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 11, 2019

We have served as the Company's auditor since 2014.

AgroFresh Solutions, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$34,852	$64,533
Accounts receivable, net of allowance for doubtful accounts of $2,336 and $1,550, respectively	67,942	71,509
Inventories	24,807	24,109
Other current assets	15,608	18,684
Total current assets	143,209	178,835
Property and equipment, net	13,289	12,200
Goodwill	6,670	9,402
Intangible assets, net	711,967	757,882
Deferred income tax assets	7,332	8,198
Other assets	16,820	16,746
TOTAL ASSETS	$899,287	$983,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,530	$15,014
Current portion of long-term debt	6,419	7,926
Income taxes payable	4,815	5,931
Accrued expenses and other current liabilities	45,340	65,809
Total current liabilities	64,104	94,680
Long-term debt	400,309	402,868
Other non-current liabilities	32,066	38,505
Deferred income tax liabilities	30,232	31,130
Total liabilities	526,711	567,183

Commitments and Contingencies (Note 17)
Stockholders’ equity:
Common stock, par value $0.0001; 400,000,000 shares authorized, 51,071,573 and 51,002,234 shares issued and 50,410,192 and 50,340,853 outstanding at December 31, 2018 and December 31, 2017, respectively	5	5
Preferred stock; par value $0.0001, 1 share authorized and outstanding at December 31, 2018 and December 31, 2017	—	—
Treasury stock; par value $0.0001, 661,381 shares at December 31, 2018 and December 31, 2017, respectively	(3,885)	(3,885)
Additional paid-in capital	535,819	533,015
Accumulated deficit	(138,789)	(108,729)
Accumulated other comprehensive loss	(28,837)	(12,769)
Total AgroFresh stockholders’ equity	364,313	407,637
Non-controlling interest	8,263	8,443
Total stockholders' equity	372,576	416,080
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$899,287	$983,263
 See accompanying notes to consolidated financial statements.

AgroFresh Solutions, Inc.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In thousands, except share and per share data)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net sales	$178,786	$164,026	$159,669
Cost of sales (excluding amortization, shown separately below)	46,271	32,655	59,977
Gross profit	132,515	131,371	99,692
Research and development expenses	13,873	13,779	14,767
Selling, general, and administrative expenses	65,770	61,847	61,892
Amortization of intangibles	45,946	41,910	40,327
Impairment of long lived assets	2,600	—	10,795
Goodwill impairment	—	—	62,373
Change in fair value of contingent consideration	(3,018)	(26,948)	(53,608)
Operating income (loss)	7,344	40,783	(36,854)
Other income (expense)	429	611	(173)
(Loss) gain on foreign currency exchange	(1,722)	13,344	(3,274)
Interest expense, net	(34,451)	(35,755)	(58,239)
(Loss) income before income taxes	(28,400)	18,983	(98,540)
Provision (benefit) for income taxes	1,840	(4,579)	13,020
Net (loss) income including non-controlling interests	(30,240)	23,562	(111,560)
Less: Net loss (income) attributable to non-controlling interests	180	(91)	—
Net (loss) income attributable to AgroFresh Solutions, Inc	$(30,060)	$23,471	$(111,560)

(Loss) income per common share attributable to AgroFresh stockholders:
Basic	$(0.60)	$0.47	$(2.26)
Diluted	$(0.60)	$0.47	$(2.26)
Weighted average shares outstanding:
Basic	49,883,739	49,808,600	49,462,205
Diluted	49,883,739	50,191,303	49,462,205

See accompanying notes to consolidated financial statements.

AgroFresh Solutions, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net (loss) income	$(30,240)	$23,562	$(111,560)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(19,340)	(8,038)	1,263
Unrealized gain (loss) on hedging activity, net of tax $944, $98 and $0, respectively	3,553	(358)	—
Realized gain on hedging activity reclassified to net income, net of tax $75, $0 and $0, respectively	(281)	—	—
Pension and other postretirement benefit plans adjustment, net of tax of $0, $0, and $11, respectively	—	—	(77)
Comprehensive (loss) income, net of tax	$(46,308)	$15,166	$(110,374)

See accompanying notes to consolidated financial statements.

AgroFresh Solutions, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2015	1	$—	49,940,548	$5	$(2,397)	$472,494	$(20,640)	$(5,559)	$—	$443,903
Stock-based compensation	—	—	—	—	—	3,250	—	—	—	3,250
Transfer of director compensation from liability to equity	—	—	—	—	—	185	—	—	—	185
Issuance of stock, net of forfeitures	—	—	813,073	—	—	—	—	—	—	—
Shares withheld for taxes	—	—	(55,034)	—	—	(331)	—	—	—	(331)
Repurchase of stock for treasury	—	—	—	—	(1,488)	—	—	—	—	(1,488)
Comprehensive loss	—	—	—	—	—	—	(111,560)	1,186	—	(110,374)
Balance at December 31, 2016	1	$—	50,698,587	$5	$(3,885)	$475,598	$(132,200)	$(4,373)	$—	$335,145
Stock-based compensation	—	—	—	—	—	1,886	—	—	—	1,886
Transfer of director compensation from liability to equity	—	—	—	—	—	442	—	—	—	442
Issuance of stock, net of forfeitures	—	—	303,647	—	—	—	—	—	—	—
Settlement of Dow liabilities	—	—	—	—	—	55,089	—	—	—	55,089
Purchase of Non-controlling interest	—	—	—	—	—	—	—	—	8,352	8,352
Comprehensive income	—	—	—	—	—	—	23,471	(8,396)	91	15,166
Balance at December 31, 2017	1	—	51,002,234	$5	(3,885)	$533,015	$(108,729)	$(12,769)	$8,443	$416,080
Stock-based compensation	—	—	—	—	—	2,804	—	—	—	2,804
Issuance of stock, net of forfeitures	—	—	69,339	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	(30,060)	(16,068)	(180)	(46,308)
Balance at December 31, 2018	1	$—	51,071,573	$5	$(3,885)	$535,819	$(138,789)	$(28,837)	$8,263	$372,576

See accompanying notes to consolidated financial statements.

AgroFresh Solutions, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Cash flows from operating activities:
Net (loss) income	$(30,240)	$23,562	$(111,560)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	47,593	44,356	42,850
Provision for bad debts	1,208	308	1,052
Stock based compensation for equity classified awards	2,804	1,886	3,250
Pension expense (income)	17	(153)	188
Amortization of inventory fair value adjustment	—	—	30,377
Amortization of deferred financing cost	2,476	2,368	2,275
Cash received on interest rate swap termination, net of non-cash interest income recognized	3,684	—	—
Accretion of contingent consideration	3,781	8,433	30,197
Change in fair value of contingent consideration	(3,018)	(26,948)	(53,608)
Deferred income taxes	1,154	(12,515)	13,792
Impairment of long-lived assets	2,600	—	10,795
Goodwill impairment	—	—	62,373
(Gain) loss on sales of property	(52)	81	22
Other	—	98	32
Changes in operating assets and liabilities:
Accounts receivable	(5,362)	5,981	(4,101)
Inventories	(1,581)	(2,496)	(764)
Prepaid expenses and other current assets	(652)	(5,176)	(7,788)
Accounts payable	(10,955)	(13,889)	6,357
Accrued expenses and other liabilities	(4,175)	18,432	2,341
Income taxes payable	(4,053)	2,844	(376)
Other assets and liabilities	(2,217)	(11,783)	2,780
Net cash provided by operating activities	3,012	35,389	30,484
Cash flows from investing activities:
Cash paid for property and equipment	(4,164)	(7,725)	(6,004)
Proceeds from sale of property	—	99	76
Acquisition of business, net of cash acquired	—	(18,192)	—
Other investments	(1,587)	(11,132)	(600)
Net cash used in investing activities	(5,751)	(36,950)	(6,528)
Cash flows from financing activities:
Payment of Dow liabilities settlement	(10,000)	(10,000)	—
Repayment of long term debt	(6,096)	(4,015)	(4,250)
Payments of contingent consideration	(6,132)	—	—
Borrowings under revolving credit facility	11,000	—	—
Repayments of revolving credit facility	(11,000)	—	—
Repurchase of stock for treasury	—	—	(1,488)

Payment of withholding taxes related to stock-based compensation to employees	—	—	(331)
Net cash used in financing activities	(22,228)	(14,015)	(6,069)
Effect of exchange rate changes on cash and cash equivalents	(4,714)	2,797	1,660
Net (decrease) increase in cash and cash equivalents	(29,681)	(12,779)	19,547
Cash and cash equivalents, beginning of period	64,533	77,312	57,765
Cash and cash equivalents, end of period	$34,852	$64,533	$77,312

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$34,712	$18,884	$24,560
Income taxes	$6,949	$3,257	$3,095
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property and equipment	$607	$1,422	$815
Acquisition-related contingent consideration	$—	$691	$—
Settlement of Dow liabilities not resulting from a cash payment	$—	$55,089	$—

See accompanying notes to consolidated financial statements.

AgroFresh Solutions, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

AgroFresh Solutions, Inc. (the “Company”) is a global leader in delivering innovative food preservation and waste reduction solutions for fresh produce. The Company is empowering the food industry with Smarter FreshnessTM, a range of integrated solutions designed to help growers, packers and retailers improve produce freshness and quality while reducing waste. The Company’s solutions range from near-harvest with HarvistaTM and LandSpringTM to its marquee SmartFreshTM Quality System, which includes SmartFreshTM, FreshCloud and ActiMistTM, working together to maintain the quality of stored produce. The Company has a controlling interest in Tecnidex Fruit Protection, S.A.U. (“Tecnidex”), a leading provider of post-harvest fungicides, waxes and biocides for the citrus market. Additionally, the Company’s initial retail solution, RipeLockTM, optimizes banana ripening for the benefit of retailers and consumers. The Company has key products registered in over 50 countries, supports approximately 3,900 direct customers and services over 25,000 storage rooms globally.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and entities in which the Company has a controlling voting interest. All intercompany balances and transactions have been eliminated in consolidation.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Adoption of Highly Inflationary Accounting in Argentina

GAAP requires the use of highly inflationary accounting for countries whose cumulative three-year inflation rate exceeds 100%. The Company has been closely monitoring the inflation data and currency volatility in Argentina, where there are multiple data sources for measuring and reporting inflation. In the second quarter of 2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation rate in that country exceeded 100% as of June 30, 2018. As a result, the Company has elected to adopt highly inflationary accounting as of July 1, 2018 for subsidiaries in Argentina. Under highly inflationary accounting, the functional currency of subsidiaries in Argentina became the U.S. dollar, and their income statement and balance sheet will be measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on Argentine peso-denominated monetary assets and liabilities will be reflected in earnings. As December 31, 2018, the Company’s subsidiaries in Argentina had a net asset position of $18.3 million. Net sales attributable to Argentina were approximately 3.2% and 3.6% of the Company’s consolidated net sales for the years ended December 31, 2018 and 2017, respectively.

Revenue Recognition

On January 1, 2018, the Company began to account for revenue in accordance with Accounting Standards Codification ("ASC") 606, which requires revenue recognized to represent the transfer of promised goods or services to customers at an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company utilized the modified retrospective method of adoption to all contracts that were not completed as of January 1, 2018. Prior period results were not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company has not made any significant changes to judgments in applying ASC 606 during the year ended December 31, 2018.

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

Revenues for the year ended December 31, 2018
(in thousands)

Region	North America	EMEA	Latin America	Asia Pacific	Total Revenue
Product
1-MCP based	$40,597	$71,960	$26,820	$15,082	$154,459
Fungicides, waxes, coatings, biocides	651	20,766	—	—	21,417
Other*	2,022	530	358	—	2,910
Total	$43,270	$93,256	$27,178	$15,082	$178,786

Pattern of Revenue Recognition
Products transferred at a point in time	$42,555	$92,555	$27,101	$14,602	$176,813
Services transferred over time	715	701	77	480	1,973
Total	$43,270	$93,256	$27,178	$15,082	$178,786

*Other includes RipeLock, FreshCloud, LandSpring, Verigo (as defined in Note 3), technical services and sales-type leases related to Tecnidex.

Contract Assets and Liabilities

ASC 606 requires an entity to present a revenue contract as a contract asset when the entity performs its obligations under the contract by transferring goods or services to a customer before the customer pays consideration or before payment is due. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The following table presents changes in the Company’s contract assets and liabilities during the twelve months ended December 31, 2018:

(in thousands)	Balance at January 1, 2018	Additions	Deductions	Balance at December 31, 2018
Contract assets:
Unbilled revenue	739	7,117	(5,900)	1,956
Contract liabilities:
Deferred revenue	100	4,428	(3,248)	1,280

The Company recognizes contract assets in the form of unbilled revenue in instances where services are performed by the Company but not billed by period end. The Company recognizes contract liabilities in the form of deferred revenue in instances where a customer pays in advance for future services to be performed by the Company. The Company generally receives payments from its customers based on standard terms and conditions. No significant changes or impairment losses occurred to contract balances during the year ended December 31, 2018. Amounts reclassified from unbilled revenue to accounts receivable for the year ended December 31, 2018 were $5.9 million. Amounts reclassified from deferred revenue to revenue were $3.2 million for the year ended December 31, 2018.

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

Balance at December 31, 2018 (in thousands)	As reported	ASC 606 Adjustments	Balances without adoption of ASC 606
Consolidated Balance Sheet
Liabilities:
Accrued expenses and other current liabilities	$45,340	$(1,093)	$44,247
Equity:
Accumulated deficit	$(138,789)	$1,093	$(137,696)

Year ended December 31, 2018 (in thousands)	As reported	ASC 606 Adjustments	Balances without adoption of ASC 606
Consolidated Statement of Operations
Revenue
Net sales	178,786	1,093	179,879
Net loss attributable to AgroFresh Solutions, Inc.	(30,060)	853	(29,207)
For additional information, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

Inventories

Inventories, consisting primarily of chemical products and packing, are valued at the lower of cost (under the first-in, first-out method) or net realizable value. Raw materials are valued using the weighted average moving cost method. In connection with the Business Combination, the Company recognized a step-up in fair value of inventory of $103.5 million, which was amortized into cost of sales in the consolidated statements of (loss) income over a period approximating the Company’s estimated inventory turnover cycle and was fully amortized during fiscal year 2016.

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

Impairment of Long-Lived Assets

Company management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. As of December 31, 2018, Company management believed that no revision to the remaining useful lives or write-down of the Company’s long-lived assets was required. For the fiscal year ended December 31, 2017, the Company management believed that no revision to the remaining useful lives or write-down of the Company's long-lived assets were necessary.

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

Debt Issuance Costs

The debt issuance costs associated with the Term Loan (defined in Note 10 below) were capitalized and are presented as a reduction of the principal balance of the debt, and the Revolving Loan costs (defined in Note 10 below) were capitalized in Other Assets. All issuance costs will be accredited through interest expense for the duration of the respective debt facilities.

Goodwill and Indefinite-lived Intangible Assets

The Company’s goodwill and trade names are not amortized, but tested annually for impairment and more frequently if events and circumstances indicate that the asset might be impaired. The Company conducts annual impairment tests on goodwill and trade names on the last day of each fiscal year or whenever an indicator of impairment exists.

In assessing goodwill impairment, the Company has the option to first assess the qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the qualitative factors indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a two-step impairment test of goodwill. In the first step, the Company estimates the fair value of the reporting unit and compares it to the carrying value of the reporting unit. If the carrying value exceeds the estimated fair value of the reporting unit, the second step is performed to measure the amount of the impairment loss, if any. In the second step, the amount of the impairment loss is the excess of the carrying amount of the goodwill over its estimated implied fair value. At December 31, 2016, the Company completed its annual evaluation of goodwill impairment and fully impaired its goodwill balance of $62.4 million. In connection with the Tecnidex acquisition in 2017, the Company recorded approximately $9.4 million of goodwill which was based on the preliminary purchase price allocation as of December 31, 2017. During the year ended December 31, 2018, there was an adjustment made to consideration payable to holders of Tecnidex which resulted in a measurement period adjustment of $2.8 million to the purchase price allocation.

The Company’s indefinite-lived intangible assets other than goodwill, which primarily relate to trade names, are not amortized, but are tested at least annually for impairment using a quantitative or qualitative impairment analysis, and more frequently if events and circumstances indicate that the asset might be impaired. The quantitative impairment analysis compares the fair value of each indefinite-lived intangible asset, based on discounted future cash flows using a relief-from-royalty methodology with the carrying value of the asset. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to the difference between the estimated fair value of the indefinite-lived intangible asset and its carrying amount. During the year ended December 31, 2016, the Company recorded a $9.5 million impairment charge related to a decline in the estimated value of the AgroFresh and SmartFresh trade names. During the year ended December 31, 2018, the Company recorded a $2.6 million impairment charge related to a decline in the estimated value of the SmartFresh trade name.

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

Fair Value of Financial Instruments

The Company measures fair value using the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three tiers in the fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•Level 1, defined as observable inputs such as quoted prices in active markets;
•Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•Level 3, defined as unobservable inputs which reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include the use of third-party pricing services, option pricing models, discounted cash flow models and similar techniques.

Foreign Currency

An entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash. Assets and liabilities are translated at period-end rates; income statement amounts are translated at average rates during the course of the period. Translation gains and losses of those operations that use local currency as the functional currency, are included in accumulated other comprehensive (loss) income in the consolidated balance sheets.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which has been updated through several revisions and clarifications since its original issuance. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in accordance with the transfer of control over those goods and services. The new standard also requires additional disclosures intended to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue, and the related cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted the new revenue standard in the first quarter of 2018 using the modified retrospective adoption method.
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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other, which simplifies the test for goodwill impairment. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted for interim or annual goodwill impairments tests after January 1, 2017. This standard will impact future financial statements when adopted if the Company has impairment to its goodwill.

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

While the Company is continuing to assess the impacts of ASU 2016-02, the Company estimates that the adoption of ASU 2016-02 will result in the recognition of right-of-use assets and lease liabilities for operating leases of approximately $11.0 million on its consolidated balance sheets, with no material impact to its consolidated statements of (loss) income. The Company expects to complete its assessment of the full financial impact shortly after December 31, 2018, and will include all required presentation and disclosures under ASU 2016-02 in its Form 10-Q for the three months ending March 31, 2019.

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

Amendment Agreement

Pursuant to the Amendment Agreement, the Company agreed to pay Dow the aggregate amount of $20.0 million, of which $10.0 million was paid on April 4, 2017 and the remaining $10.0 million was paid on January 31, 2018, in full satisfaction of the Company’s obligations with respect to (i) the working capital adjustment under the Purchase Agreement, (ii) certain transfer and value added tax reimbursement obligations under the Purchase Agreement, and (iii) the amount payable to Dow pursuant to the Tax Receivables Agreement on account of the 2015 tax year. As of December 31, 2017, these liabilities, inclusive of accrued interest, were approximately $17.0 million, $9.3 million, and $12.0 million, respectively. During the year ended December 31, 2017, the liabilities were reduced by approximately $18.2 million. During the year ended December 31, 2018, the liabilities were extinguished.

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

As a result of the Amendment Agreement, the TRA Amendment and the termination of the Warrant Purchase Agreement, the Company recorded a reduction of liabilities of $95.1 million net of deferred income taxes of $40.0 million during the year ended December 31, 2017. The net impact of $55.1 million was recorded to additional paid-in capital as the agreements were with related parties and the transaction has been treated as a capital transaction.

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
At the effective date of the acquisition, the Company agreed to pay holders of Tecnidex $25.0 million in cash for 75% of the outstanding capital stock, of which $20.0 million was paid on December 1, 2017. During 2018, the purchase price was finalized as $22.3 million after giving effect to working capital, net debt, and other adjustments. The remaining $2.3 million was paid during 2018.
In accordance with the acquisition method of accounting, the Company allocated the purchase price to the estimated fair values of the identifiable assets acquired and liabilities assumed, with any excess allocated to goodwill.
The preliminary assessment of fair value of the contingent consideration payments on the acquisition date was approximately $0.7 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. During the year ended December 31, 2018, there was an adjustment made to the fair value of $0.3 million.

Acquisition of Verigo
On April 9, 2018, the Company acquired the assets of Comm-n-Sense Corp., d/b/a Verigo ("Verigo"), pursuant to the terms of an Asset Purchase Agreement, for approximately $1.8 million. Verigo, a privately-held company, provided hardware in the form of wireless data receptors along with cloud-based software to synchronize data pulled from the hardware to support and provide tools for monitoring environmental and quality factors, such as temperature and relative humidity. The transaction was accounted for as an asset acquisition because substantially all of the fair value of the gross assets acquired was concentrated in a singular asset, the acquired software. Asset acquisitions are accounted for using a cost accumulation approach, whereby the total consideration paid is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis.

4. Related Party Transactions

The Company is a party to ongoing agreements with Dow, a related party, including, but not limited to, operating-related agreements for certain transition services. In connection with the Transition Services Agreement, the Company paid Dow a $5.0 million set-up fee which was amortized over the period during which the services were expected to be provided. In addition, the Company paid Dow $0.6 million on the Business Combination Closing Date to import inventory into Argentina through September 30, 2016.

The Company incurred expenses for such services for the year ended December 31, 2018,  December 31, 2017, and December 31, 2016 as follows:

(amounts in thousands)	Year Ended Year Ended December 31, 2018	Year Ended Year Ended December 31, 2017	Year Ended Year Ended December 31, 2016
Amortization of prepayment related to set-up of transition services	$—	$827	$1,526
Ongoing costs of transition services agreement	335	2,970	4,346
Rent expense	—	902	1,198
Amortization of prepayment related to Dow importation services	—	—	397
Other expenses	1,484	439	894
Total incurred expenses	$1,819	$5,138	$8,361

As of December 31, 2018 and December 31, 2017, the Company had an outstanding payable to Dow of $0.0 million and $1.2 million, respectively.

Refer to Note 3 regarding the contingent consideration owed to Dow as part of the Business Combination.

In addition, during 2016, the Company made a minority investment in RipeLocker, LLC ("RipeLocker"), a company led by George Lobisser, a director of AgroFresh. On November 29, 2016, the Company entered into a Mutual Services Agreement (the “Services Agreement”) with George Lobisser and RipeLocker, LLC. Pursuant to the Services Agreement, (i) the Company agreed to provide RipeLocker with technical support, in the form of access to the Company’s research and development personnel for a specified number of hours for purposes of providing advice and input relating to RipeLocker’s products and services, and (ii) Mr. Lobisser agreed to provide consulting services to the Company as may be reasonably requested by the Company from time to time. The Services Agreement provides for Mr. Lobisser to receive a consulting fee of $5,000 per full day for time spent performing consulting services under the Services Agreement (pro-rated for any partial day), plus reimbursement for out-of-pocket expenses, provided that for each hour of technical support provided by the Company to RipeLocker, Mr. Lobisser agreed to provide one-half hour of consulting services for no consideration. In February 2017, the
Company and Mr. Lobisser agreed to substantially curtail any mutual consulting services to be provided under the Services
Agreement, and that any further services would be provided at no charge. For the year ended December 31, 2018 and December 31, 2017, there were no amounts paid and as of December 31, 2018 and December 31, 2017, there were no material amounts owed to RipeLocker for consulting services.

5. Inventories

Inventories at December 31, 2018 and December 31, 2017, consisted of the following:

(in thousands)	December 31, 2018	December 31, 2017
Raw material	$1,286	$2,148
Work-in-process	4,749	6,585
Finished goods	17,535	14,647
Supplies	1,237	729
Total inventories	$24,807	$24,109

6. Other Current Assets

The Company’s other current assets at December 31, 2018 and December 31, 2017 consisted of the following:

(in thousands)	December 31, 2018	December 31, 2017
VAT receivable	$7,854	$14,088
Prepaid income tax asset	5,090	2,314
Other	2,664	2,282
Total other current assets	$15,608	$18,684

7. Property and Equipment

Property and equipment at December 31, 2018 and December 31, 2017 consisted of the following:

(in thousands, except for useful life data)	Useful life (years)	December 31, 2018	December 31, 2017
Leasehold improvements	7-20	$4,647	$2,976
Machinery & equipment	1-12	8,193	7,853
Furniture	1-12	2,712	1,698
Construction in progress		1,744	2,075
		17,296	14,602
Less: accumulated depreciation		(4,007)	(2,402)
Total property and equipment, net		$13,289	$12,200

Depreciation expense for the year ended December 31, 2018 and 2017 was $1.6 million and $1.3 million respectively. Depreciation expense is recorded in cost of sales, selling, general and administrative expense and research and development expense in the consolidated statements of (loss) income.

8. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the year ended December 31, 2018 and December 31, 2017 are as follows:

(in thousands)	Amount
Balance as of December 31, 2016	$—
Goodwill as a result of the Business Combination	9,402
Balance as of December 31, 2017	9,402
Measurement period adjustment	(2,807)
Foreign Currency translation	75
Balance as of December 31, 2018	$6,670

During the year ended December 31, 2018, there was an adjustment made to the consideration payable to holders of Tecnidex which resulted in a measurement period adjustment of $2.8 million to the purchase price allocation.

The Company’s other intangible assets at December 31, 2018 and December 31, 2017 consisted of the following:

	December 31, 2018				December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Other intangible assets:
Developed technology	$759,290	$(134,151)	$—	$625,139	$759,374	$(94,886)	$—	$664,488
In-process research and development	39,000	(5,055)	—	33,945	39,000	(2,889)	—	36,111
Trade name	28,507	—	(2,600)	25,907	29,816	—	—	29,816
Service provider network	2,000	—	—	2,000	2,000	—	—	2,000
Customer relationships	19,872	(2,198)	—	17,674	20,306	(806)	—	19,500
Software	9,405	(2,161)	—	7,244	1,274	(404)	—	870
Software not yet placed in service	—	—	—	—	5,022	—	—	5,022
Other	100	(42)	—	58	100	(25)	—	75
Total intangible assets	$858,174	$(143,607)	$(2,600)	$711,967	$856,892	$(99,010)	$—	$757,882

During the Company's annual impairment testing conducted for the year ended December 31, 2016, the Company recorded an impairment charge of $9.5 million on its AgroFresh and SmartFresh trade names. The annual impairment testing for the year ended December 31, 2017 resulted in no indicators of impairment. During the Company's annual impairment testing conducted for the year ended  December 31, 2018, the Company recorded an impairment charge of $2.6 million on its SmartFresh trade name.

The weighted-average amortization period remaining for the finite-lived intangible assets is 15.16 years. The weighted-average amortization period remaining for developed technology, customer relationships, in-process R&D, software, and other is 16.3, 13.5, 15.8, 2.2, and 3.5 years, respectively.

Amortization expense was $45.9 million, $41.9 million and $40.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Estimated annual amortization expense for finite-lived intangible assets, excluding amounts in Work in Progress, subsequent to December 31, 2018 is as follows:

(in thousands)	Amount
2019	$46,679
2020	46,491
2021	43,962
2022	43,326
2023	43,326
Thereafter	460,276
Total	$684,060

9. Accrued and Other Current Liabilities

The Company’s accrued and other current liabilities at December 31, 2018 and December 31, 2017 consisted of the following:

(in thousands)	December 31, 2018	December 31, 2017
Tax amortization benefit contingency	11,098	11,820
Additional consideration due seller	379	693
Dow settlement liability	—	10,000
Accrued compensation and benefits	10,192	8,932
Accrued rebates payable	3,616	5,027
Insurance premium financing payable	721	639
Severance	971	113
Deferred revenue	1,280	100
Other Notes Payable	—	5,056
Accrued taxes	5,316	7,848
Accrued Interest	—	6,321
Other	11,767	9,260
Total accrued and other current liabilities	$45,340	$65,809

10. Debt

The Company’s debt, net of unamortized discounts and deferred financing fees, at December 31, 2018 and December 31, 2017 consisted of the following:

(in thousands)	December 31, 2018	December 31, 2017
Total Term Loan outstanding	$403,957	$407,109
Tecnidex loan outstanding	2,771	3,685
Less: Amounts due within one year	6,419	7,926
Total long-term debt due after one year	$400,309	$402,868

The Company evaluated the amount recorded under the Term Loan (defined below) and determined that the fair value as of December 31, 2018, and 2017, was approximately $397.1 million, and $408.2 million, respectively. The fair value of the debt is based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.

The Term Loan is presented net of deferred issuance costs, which are amortized using the effective interest method over the term of the Term Loan. Gross deferred issuance costs at the inception of the Term Loan were $12.9 million and as of December 31, 2018 and December 31, 2017 there were $6.2 million and $8.3 million of unamortized deferred issuance costs, respectively.

Scheduled principal repayments subsequent to December 31, 2018 are presented in the table below.

(in thousands)	Amount
2019	$6,419
2020	4,853
2021	401,625
Total	$412,897

Credit Facility

On July 31, 2015, in connection with the consummation of the Business Combination, AgroFresh Inc. as the borrower and its parent, AF Solutions Holdings LLC (“AF Solutions Holdings”), a wholly-owned subsidiary of the Company, as the guarantor, entered into a Credit Agreement with Bank of Montreal, as administrative agent (the “Credit Facility”). As of December 31, 2018, the Credit Facility consisted of a $425 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a $25 million revolving loan facility (the “Revolving Loan”). The Revolving Loan included a $10 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of December 31, 2018, the Company had issued $0.6 million of letters of credit, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan had a scheduled maturity date of July 31, 2019. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75% or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries, and (b) AF Solutions Holdings, including the common stock of AgroFresh Inc.

The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to Rohm and Haas Company ("R&H"), a subsidiary of Dow, in connection with the Business Combination. Amounts available under the Revolving Loan may also be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Agreement. At December 31, 2018, there was $410.1 million outstanding under the Term Loan and no balance outstanding under the Revolving Loan.

As of the Closing Date, the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accredited through interest expense for the duration of each respective debt facility. The interest expense related to the amortization of the debt issuance costs during the year ended December 31, 2018 and December 31, 2017 was approximately $2.5 million and $2.4 million, respectively.

Certain restrictive covenants are contained in the Credit Facility, which the Company was in compliance with as of December 31, 2018, other than certain covenants that apply only to the Company’s ability to borrow under the Revolving
Loan (excluding letters of credit). The Credit Facility imposes an overall cap on the total amount of dividends the Company can pay, together with the total amount of shares and warrants the Company can repurchase, of $12 million per fiscal year, and imposes certain other conditions on the Company’s ability to pay dividends.

Beginning with the year ended December 31, 2017, the Company is required to prepay Term Loan Borrowings and Incremental Term Loan Borrowings in an aggregate amount equal to 50% of the Excess Cash Flow for the fiscal year; provided that such amount of the Excess Cash Flow in any fiscal year shall be reduced by (i) the aggregate amount of prepayments of Term Loans and Incremental Term Loans made, (ii) to the extent accompanied by permanent reductions of Revolving Commitments, the aggregate amount of prepayments of Revolving Loans (other than prepayments financed with the proceeds of Indebtedness), (iii) repaid borrowings of Revolving Loans made on the Effective Date to account for any additional original issue discount or upfront fees that are implemented pursuant to the Fee Letter and (iv) the aggregate amount of cash dividends paid by the Company or Holdings to Holdings or Boulevard for the payment of the Seller Earnout; provided further that, prepayments of Term Loan Borrowings and Incremental Term Loan Borrowings shall only be required if 50% of the Excess Cash Flow for such fiscal year exceeds $5,000,000. There are no amounts due under this provision for the year ended December 31, 2018.

On January 31, 2019, The Revolving Loan was amended to extend the revolver from July 31, 2019 to December 31, 2020. The amended $12.5 million revolving credit facility also amended certain financial covenants.

11. Other Noncurrent Liabilities

The Company’s other noncurrent liabilities at December 31, 2018 and December 31, 2017 consisted of the following:

(in thousands)	December 31, 2018	December 31, 2017
Tax amortization benefit contingency	$29,369	$31,562
Other	2,697	6,943
Total other noncurrent liabilities	$32,066	$38,505

Other noncurrent liabilities include long-term rebates and deferred rent.

12. Stockholders’ Equity

The authorized common stock of the Company consists of 400,000,000 shares with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of December 31, 2018, there were 50,410,192 shares of common stock outstanding. As of December 31, 2018, there were warrants to purchase 15,983,072 shares of the Company’s common stock outstanding at a strike price of $11.50. Of the 15,983,072 warrants, 9,823,072 were issued as part of the units sold in the Company's initial public offering in February 2014 (1,201,928 warrants were subsequently repurchased during 2015) and 6,160,000 warrants were sold in a private placement at the time of such public offering.

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

Accumulated Other Comprehensive Loss

(in thousands)	December 31, 2018	December 31, 2017
Foreign currency translation adjustments	$(31,695)	$(12,355)
Unrealized gain (loss) on hedging activity	2,914	(358)
Pension and other postretirement benefit plans	(56)	(56)
Total	$(28,837)	$(12,769)

13. Stock Compensation

The Company’s stock-based compensation is in accordance with the amended 2015 Incentive Compensation Plan (the “Plan”), pursuant to which the Compensation Committee of the Company is authorized to grant up to 5,150,000 shares to officers and employees of the Company, in the form of equity-based awards, including time or performance based options and restricted stock. In addition, the Company may grant cash-settled awards, including stock-appreciation rights (SARs) and phantom stock awards. As of December 31, 2018, there were 2,647,990 shares available for grant under the Plan.

Total stock-based compensation recorded by the Company for the year ended December 31, 2018, 2017, and 2016 for both equity and liability-classified awards was $2.9 million, $2.6 million, and $3.7 million respectively.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of (loss) income for the year ended December 31, 2018, 2017, and 2016 were as follows:

	Year Ended Year Ended December 31, 2018	Year Ended Year Ended December 31, 2017	Year Ended Year Ended December 31, 2016
(in thousands)	Amount	Amount	Amount
Cost of sales	$191	$191	$—
Selling, general, and administrative expenses	$2,413	$2,127	$3,423
Research and development expenses	293	299	261
Total	$2,897	$2,617	$3,684

Time-Based Stock Options

During the year ended December 31, 2018 and December 31, 2017, the Company’s compensation committee approved time-based stock options to be granted to officers and employees of the Company, which vest ratably over three years. A summary of the status of the Company’s time-based stock options (“Options”) for the years ended December 31, 2018 and 2017 were as follows:

	Number of Share Underlying Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2017	751,973	$10.52	8.91	$—
Granted	181,800	4.37	0	—
Exercised	—	—	0	—
Forfeited or expired	(6,875)	9.78	0	—
Outstanding at December 31, 2017	926,898	$8.72	8.18	$—
Exercisable at December 31, 2017	445,449	3.69	7.91	—
Vested and expected to vest at December 31, 2017	926,898	$8.72	8.18	$—

Outstanding at January 1, 2018	926,898	$8.72	8.18	$—
Granted	201,535	7.15	9.37	—
Exercised	—	—	0	—
Forfeited or expired	(146,109)	4.66	8.63	—
Outstanding at December 31, 2018	982,324	$9.38	7.18	$—
Exercisable at December 31, 2018	721,869	10.57	6.78	—
Vested and expected to vest at December 31, 2018	982,324	$9.38	7.18	$—

The Options granted during the year ended December 31, 2018 vest over a three-year period, one-third on each anniversary of each holder's grant date.

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

	Year Ended December 31, 2018	Year Ended December 31, 2017
Weighted average grant date fair value	$3.54	$2.39
Risk-free interest rate	2.56%	2.08%
Expected life (years)	6.00	6.00
Estimated volatility factor	47.52%	57.14%
Expected dividends	None	None

As of December 31, 2018, the Company had unrecognized compensation costs for stock options, totaling $0.8 million that is expected to be recognized over an average period of 1.70 years.

Time-Based Stock Appreciation Rights (SARS)

During the year ended December 31, 2018 and December 31, 2017, the Company’s compensation committee approved time-based stock appreciation rights ("SARs") to be granted to officers and employees of the Company outside of the United States, which vest ratably over three years. A summary of the Company’s time-based SARs as of December 31, 2018 is as follows:

	Number of Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2017	158,125	$12.00	8.71	$—
Granted	9,350	2.39	0	—
Exercised	—	—	0	—
Forfeited or expired	(91,850)	10.88	0	—
Outstanding at December 31, 2017	75,625	9.83	7.75	—
Exercisable at December 31, 2017	—	—	0	—
Vested and expected to vest at December 31, 2017	75,625	$9.83	7.75	$—

Outstanding at January 1, 2018	75,625	$9.83	7.75	$—
Granted	30,300	7.35	9.24	—
Exercised	—	—	0	—
Forfeited or expired	—	—	0	—
Outstanding at December 31, 2018	105,925	$9.12	6.75	$—
Exercisable at December 31, 2018	103,125	8.92	6.68	—
Vested and expected to vest at December 31, 2018	105,925	$9.12	6.75	$—

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

Upon issuance, the fair value of each SAR award was estimated using the Hull-White option pricing model with the assumptions described below. For the periods indicated, since the Company has limited historical volatility information available, the expected volatility was based on actual volatility for comparable public companies projected over the expected terms of SAR awards. The Company did not apply a forfeiture rate to the SAR awards as there is not enough historical information available to estimate. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR awards. The expected life was calculated as the average time to achieve the 2.0x strike exercise price in the simulation. Because the SARs are liability classified, they are revalued at each reporting date. The assumptions used to value the SARs as of their issuance dates and as of December 31, 2018 are presented below:

	As of December 31, 2018	As of December 31, 2017
Fair value of awards	$0.29	$2.21
Risk-free interest rate	2.47%	2.22%
Expected life (years)	3.34	3.95
Estimated volatility factor	48.22%	54.5%
Expected dividends	None	None

As of December 31, 2018, the Company had unrecognized compensation costs for SARs, totaling $5.9 thousand that is expected to be recognized over an average period of 1.1 years.

Restricted Stock

During the year ended December 31, 2018 and December 31, 2017, the Company’s compensation committee approved equity-classified performance-based restricted stock units (RSUs) and time based restricted stock to be granted to officers and employees of the Company, which vest ratably over three years. A summary of the Company’s restricted stock awards as of December 31, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested Restricted Stock & RSUs at January 1, 2017	296,983	$5.66
Granted	513,851	4.32
Vested	(63,744)	5.46
Forfeited or expired	(302,283)	6.26
Non-vested Restricted Stock & RSUs at December 31, 2017	444,807	$5.35

Non-vested Restricted Stock & RSUs at January 1, 2018	444,807	$5.35
Granted	554,699	7.06
Vested	(152,538)	5.30
Forfeited or expired	(178,272)	5.43
Non-vested Restricted Stock and RSUs at December 31, 2018	668,696	$6.76

As of December 31, 2018, Management has concluded that it is not probable that the performance condition for the RSUs granted in 2015 and 2017 will be met and therefore no compensation is expected to be recognized for those RSUs; however, if it becomes probable that those performance conditions will be met, the Company could recognize up to $1.0 million. Unrecognized compensation expense for the unvested time-based restricted stock is $2.3 million, which is expected to be recognized over a weighted average period of 1.6 years.

Phantom Stock Awards

During the year ended December 31, 2018 and December 31, 2017, the Company’s compensation committee approved phantom stock awards to be awarded to officers and employees of the Company located outside of the United States, which vest ratably over three years. These awards will be settled in cash upon vesting and are therefore liability-classified, requiring remeasurement at each balance sheet date. A summary of the Company’s Phantom Stock Awards as of December 31, 2018 is as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Non-vested phantom stock awards at January 1, 2017	109,809	$6.32
Granted	90,000	4.35
Vested	—	—
Forfeited or expired	(121,009)	6.34
Non-vested phantom stock awards at December 31, 2017	78,800	$5.91

Non-vested phantom stock awards at January 1, 2018	78,800	$5.91
Granted	65,450	7.35
Vested	(17,519)	4.70
Forfeited or expired	(14,548)	7.68
Non-vested phantom stock awards at December 31, 2018	112,183	$6.71

As of December 31, 2018, Management concluded that it is not probable that the performance condition for the phantom shares issued in 2015 and 2016 will be met and therefore no compensation is expected to be recognized for those phantom shares; however, if it becomes probable that those performance conditions will be met, the Company could recognize up to $0.3 million of additional compensation expense. Unrecognized compensation expense for the unvested time-based phantom shares is $0.3 million, which is expected to be recognized over a weighted average period of 1.5 years.

Director Shares

On January 31, 2014, 20,125 founder shares were transferred to each of Boulevard’s three independent directors (“Director Shares”), adjusted for the effect of stock dividends in February 2014 (for a total of 60,375 founder shares). On March 13, 2014, the underwriters exercised a portion of the over-allotment option from the Public Offering, resulting in a portion of the Director

Shares being forfeited. As a result, the Director Shares were adjusted ratably resulting in each director holding 18,375 Director Shares (for a total of 55,125 Director Shares) at December 31, 2018.

The Director Shares were effectively subject to achievement of two performance conditions — the Company completing its initial public offering (IPO) and a business combination within 21 months of the IPO. Additionally, 25% (13,781 shares in the aggregate) are subject to forfeiture if the Company’s stock price does not trade at or above $13 for any 20 trading days within a 30 day period commencing on the Closing Date through July 31, 2020.

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

As of December 31, 2018, the Company had unrecognized compensation costs for the Director Shares of $0 thousand that is expected to be recognized over an average period of 0.0 years.

Board of Director Grants

Certain directors receive shares of restricted stock subject to the terms, provisions and restrictions of the 2015 Incentive Compensation Plan. The shares granted during the year ended December 31, 2018, and 2017, vest over a one year period on the one year anniversary of each holder's grant date, provided the Director is still serving as a director of the Company. Upon termination of directorship for any reason, the Director immediately forfeits any unvested shares without payment. A summary of the Company’s time-based restricted stock awarded to the Board of Directors for the year ended December 31, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested time-based restricted stock at January 1, 2017	14,524	$6.22
Granted	96,853	5.42
Vested	(104,115)	5.40
Forfeited or expired	—	—
Non-vested time-based restricted stock at December 31, 2017	7,262	$5.48

Non-vested time-based restricted stock at January 1, 2018	7,262	$5.48
Granted	85,890	6.75
Vested	(28,783)	5.40
Forfeited or expired	—	—
Non-vested time-based restricted stock at December 31, 2018	64,369	$7.21

As of December 31, 2018, the Company had unrecognized compensation costs for the Director shares of $0.2 million that is expected to be recognized over an average period of 0.1 years.

14. Earnings Per Share

Basic (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding for the period. In computing dilutive (loss) income per share, basic (loss) income per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock and warrants.

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net (loss) income per common share:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Basic weighted-average common shares outstanding	49,883,739	49,808,600
Effect of dilutive options, performance stock units and restricted stock	—	382,703
Dilute weighted-average shares outstanding	49,883,739	50,191,303

Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company's common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following represents amounts that could potentially dilute basic EPS in the future:

Stock-based compensation awards(1):
Stock options	982,324
Restricted Stock Units	295,882
Warrants:
Private placement warrants	6,160,000
Public warrants	9,823,072
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

15.  Income Taxes

(Loss) income before income taxes consists of the following components:

(amounts in thousands)	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Domestic	$(32,982)	$(1,118)	$(111,056)
Foreign	4,582	20,101	12,516
Total	$(28,400)	$18,983	$(98,540)

Significant components of income taxes are as follows:

(amounts in thousands)	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Currently payable:
Federal	$(631)	$1,323	$—
State and Local	36	$32	(1)
Foreign	1,281	$6,581	(771)
Total currently payable	686	$7,936	(772)

Deferred:
Federal	(2,404)	(14,801)	10,073
State and Local	(66)	256	(482)
Foreign	3,624	2,030	4,201
Total deferred	1,154	(12,515)	13,792
Provision (benefit) for income taxes	$1,840	$(4,579)	$13,020

A reconciliation of income tax expense at the U.S. Federal statutory income tax rate to actual income tax provision is as follows:

(amounts in thousands)	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Tax at Statutory Rate	$(5,962)	$6,654	$(34,490)
State income taxes, net of federal tax benefit	(54)	166	(313)
Effect of Foreign Items	834	2,101	(788)
Goodwill impairment	—	—	21,831
Valuation Allowance and unbenefited losses	6,018	18,452	28,466
U.S. valuation allowance release	—	(15,388)	—
Deferred Tax Rate Changes	240	(17,312)	—
Transaction Costs	531	470	—
Tax Incentives	(91)	(68)	(82)
Warrants	—	168	(1,722)
Other	324	178	118
Provision (benefit) for income taxes	$1,840	$(4,579)	$13,020

Income tax expense for the year ended December 31, 2018, year ended December 31, 2017, and year ended December 31, 2016 include certain discrete tax items for changes in valuation allowances, non-deductible U.S. goodwill impairment, foreign effective rate items and other rate modifying items.

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

As permitted by Staff Accounting Bulletin No. 118 (“SAB 118”), the net tax benefit recorded in the fourth quarter of 2017 due to the enactment of the TCJA was considered “provisional”, based on reasonable estimates. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. The measurement period ended on December 22, 2018. The Company recorded provisional estimates and have subsequently finalized our accounting analysis based on the guidance, interpretations, and data available as of December 31, 2018. Adjustments made in the fourth quarter of 2018 upon finalization of our accounting analysis were not material to our Consolidated Financial Statements.

The TCJA subjects a U.S. corporation to tax on its GILTI. U.S. GAAP allows companies to make an accounting policy election to either (1) treat taxes due on future GILTI inclusions in U.S. taxable income as a current-period expense when incurred (“period cost method”) or (2) factor such amounts into the measurement of its deferred taxes (“deferred method”). The Company elected to use the period cost method and estimated impacts of the GILTI inclusion to be a $0.1 million tax expense. The Company provided no provisional deferred tax liability related to “BEAT” base erosion and anti-abuse tax (“BEAT”) provisions of the TCJA, as the Company’s average gross receipts are under $500 million. In addition, the Company is not eligible for a benefit for foreign derived intangible income (“FDII”) due to Company’s U.S. net operating loss position in tax year 2018.

For the year ended December 31, 2018, the Company recorded a tax expense of $6.0 million for the increase in valuation allowances related to deferred tax assets that will no longer be able to be realized and other unbenefited losses. The unbenefited losses relate to the elimination of intercompany profit in inventory, resulting in tax expense of $1.0 million. The Company increased the valuation allowance in the U.S. tax jurisdiction $2.8 million as the Company does not have sufficient evidence to support future taxable income to realize the deferred tax asset related to non-deductible net interest expense limited under the TCJA. In addition to the U.S. valuation allowance increase, there was tax expense of $2.2 million recorded due to an increase in foreign valuation allowance in Japan, Netherlands, and Turkey as a result of insufficient sources of future taxable income to support certain deferred tax assets. There was also a reduction of $1.7 million in the valuation allowance recorded due to changes in certain temporary differences and foreign currency translation rates which did not have an impact on tax expense.

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

The tax rate for the year ended December 31, 2016, the Company recorded a tax benefit of $1.7 million for the non-taxable marked to market gains from Private Placement Warrants. In addition, the Company recorded an income tax expense of $28.5 million for the increase in valuation allowances for certain tax attributes, including net operating losses. The increase in valuation allowance occurred in the quarter ended December 31, 2016, following the Company's assessment that it will not be able to realize its deferred tax assets in the U.S. in the time horizon required by U.S. GAAP to carry them as assets. During the quarter ended December 31, 2016, the Company impaired its goodwill asset resulting in a permanent item of $21.8 million, as the impairment is not deductible for tax purposes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2018 and December 31, 2017 are as follows:

(amounts in thousands)	December 31, 2018	December 31, 2017
Deferred tax assets:
Pension and other retiree obligations	32	209
Inventory	507	89
Other accruals and reserves	2,856	2,370
Loss and credit carryforwards	14,535	10,932
Interest expense deduction limitation carryforward	2,769	—
Other	—	886
Valuation allowance	(16,367)	(13,061)
Deferred tax assets	4,332	1,425

Deferred tax liabilities:
Intangible assets other than goodwill	(22,443)	(21,753)
Property, plant and equipment	(2,582)	(1,548)
Unrealized foreign currency gains	(2,155)	(1,056)
Other	(52)	—
Deferred tax liabilities	(27,232)	(24,357)
Net deferred tax assets / (liabilities)	$(22,900)	$(22,932)

The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses). The carrying value of deferred tax assets is based on the Company’s assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence.

Gross operating loss carryforwards amounted to $12.5 million for foreign jurisdictions, $53.2 million for U.S. federal, and $7.6 million for U.S. States at December 31, 2018. These operating loss carryforwards related to the 2015, 2016, 2017 and current 2018 tax periods. At December 31, 2018, none of the operating loss carryforwards were subject to expiration in 2019 through 2022. The operating loss carryforwards expiring in years 2023 through 2028 make up $2.5 million of the recorded deferred tax asset. The operating loss carryforwards expiring in years 2029 through 2038 make up $9.1 million of the recorded deferred tax asset. The remaining deferred tax asset relating to operating loss carryforwards of $2.9 million have an indefinite expiration. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.

As of December 31, 2018, management determined that sufficient negative evidence exists to conclude that it is more-likely-than-not that the certain income tax assets in the U.S., Japan, Netherlands, and Turkey are not realizable, and therefore, increased the valuation allowance accordingly.

The Company has recorded tax credits in the U.S. for research and development expenditures that were generated in 2015, 2016, 2017, and 2018 for a total amount of $0.3 million. These credits will expire beginning in 2035.

U.S. income and foreign withholding taxes have not been recognized for the difference between the financial reporting and tax basis of the investments in foreign subsidiaries that are indefinitely reinvested outside the U.S. This amount may be recognized upon a sale or liquidation of the subsidiary. There is not a gross temporary difference as of December 31, 2018, since the tax basis of investments in foreign subsidiaries is in excess of the financial reporting basis.

Uncertain Tax Positions

(amounts in thousands)	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended Year Ended December 31, 2016
Beginning Balance	$2,884	$—	$—
Additions of tax positions of the current year	393	—	—
Additions to tax positions of the prior years	—	2,884	—
Reductions of tax positions of the prior years	(872)	—	—
Reductions related to prior tax positions due to foreign currency	(525)	—	—
Expiration of statutes of limitations	(1)	—	—
Ending Balance	$1,879	$2,884	$—

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  As of December 31, 2018 and 2017, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company's financial statements, of $1.9 million and $2.9 million, respectively. If recognized in the fiscal years ended December 31, 2018 and 2017, $1.9 million and $2.9 million, respectively, of these benefits would have reduced income tax expense and the effective tax rate. Of these amounts, approximately $0.2 million and $0.2 million of the Company's unrecognized tax benefits at December 31, 2018 and 2017, respectively, are indemnified and the release of the indemnification asset will have an offsetting impact to the effective tax rate of the Company. Of the $1.9 million and $2.9 million benefits at December 31, 2018 and 2017, respectively, approximately $0.9 million and $1.1 million have been recorded as a reduction to the related deferred tax asset for the net operating loss in accordance with Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists for all periods. The total amount of unrecognized tax benefits is not expected to change within 12 months of the reporting date. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefit within the provision for income taxes in the Consolidated Statements of (Loss) Income. The Company recorded an increase of $0.2 million of interest and penalties as part of "Provision for income taxes" in the Company's Consolidated Statements of (Loss) Income during the period ending December 31, 2018. Cumulative interest and penalties of $0.6 million and $0.5 million are recorded as part of "Income taxes payable" for December 31, 2018 and 2017, respectively.

16. Segment and Geographical Information

Segments

The authoritative guidance for disclosures about segments of an enterprise establishes standards for reporting information about segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. We currently operate and manage our business as two operating segments. Our chief operating decision-makers allocate resources and assess performance of the business for each segment. Accordingly, we consider ourselves to have two operating and reportable segments (i) AgroFresh core and (ii) Tecnidex. AgroFresh core business is providing produce preservation and waste reduction solutions for growers and packers. Its products include SmartFreshTM, HarvistaTM, RipelockTM and FreshCloud. Tecnidex is a provider of fungicides, sanitizers, waxes, and coatings primarily focused on the citrus market.

Our chief operating decision-makers do not evaluate operating segments using asset or liability information. The following table presents a breakdown of our revenues and gross profit based on reportable segments for the years ended December 31, 2018 and 2017. During 2017 and 2016 there was one reportable segment as Tecnidex was acquired in December 2017.

	Year Ended December 31,
(in thousands)	2018	2017
AgroFresh Core
Revenues	158,020	161,402
Gross Profit	124,297	130,309
Tecnidex
Revenues	20,766	2,624
Gross Profit	8,218	1,062
Total Revenues	$178,786	$164,026
Total Gross Profit	$132,515	$131,371

Geographic Regions

Net sales by geographic region, based on the location of the customer, were as follows:

	Year Ended Year Ended December 31,
(in thousands)	2018	2017	2016
Net sales:
North America (1)	$43,270	$53,556	$56,201
Latin America (2)	27,178	26,657	24,315
EMEA (3)	93,256	70,193	64,671
Asia Pacific (4)	15,082	13,620	14,482
Total Net sales	$178,786	$164,026	$159,669

Sales of SmartFresh™ accounted for approximately 80%, 87%, and 90% of our total worldwide net sales for the years December 31, 2018, 2017, and 2016, respectively.

———————————————————————————————
(1)         North America includes the United States and Canada.
(2)          Latin America includes Argentina, Brazil, Chile, Costa Rica, Columbia, Dominican Republic, Ecuador, and Mexico.
(3)          EMEA includes Europe, the Middle East, and Africa.
(4)          Asia Pacific includes Australia, China, India, Japan, New Zealand, South Korea, and Thailand.

Net property, plant and equipment by geographic region at the end of each period was as follows:

(in thousands)	December 31, 2018	December 31, 2017
Net property, plant and equipment:
North America	$8,651	$7,306
All other	4,638	4,894
Total property, plant and equipment	$13,289	$12,200

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

Operating Leases

The Company uses various leased facilities and equipment in its operations. The lease terms for these leased assets vary depending on the terms of the applicable lease agreement. Rental expense for all operating leases totaled $2.2 million, $3.2 million, and $3.3 million for the year ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively. At December 31, 2018, the Company had no residual value guarantees related to its operating leases. Future minimum lease payments as of December 31, 2018 under noncancellable operating leases are as follows:

(in thousands)	Future Lease Payments
2019	$3,413
2020	2,058
2021	1,790
2022	1,640
2023	1242
Thereafter	2,396
Total	$12,539

18. Fair Value Measurements

Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2018:

(in thousands)	Level 1	Level 2	Level 3	Total
Tax amortization benefit contingency(1)	$—	$—	$40,467	$40,467
Contingent consideration(2)	—	—	379	379
Stock appreciation rights(4)	—	—	146	146
Phantom shares(5)	—	—	404	404
Total	$—	$—	$41,396	$41,396

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

———————————————————————————————
1.The fair value of the tax amortization benefit contingency is measured using an income approach based on the Company’s best estimate of the undiscounted cash payments to be made, with the current portion tax effected at 21.5% and the non-current portion tax effected at 21.5% due to the TCJA and discounted to present value utilizing an appropriate market discount rate. Per the April 4, 2017 Amendment Agreement, payments due to Dow under the Tax Receivable Agreement was reduced from 85% to 50% of the applicable tax savings realized by the Company. The valuation technique used did not change during the year ended December 31, 2017 and December 31, 2018.
2.The fair value of the contingent consideration related to the Tecnidex acquisition.
3.The derivative assets and liabilities relate to an interest rate derivative that is measured at fair value using observable market inputs such as interest rates, our own credit risks as well as an evaluation of the counterpart's' credit risks.
4.The fair value of the stock appreciation right was measured using a Black-Scholes pricing model during the year ended December 31, 2017 and December 31, 2018.
5.The fair value of phantom shares are based on the fair value of the Company's common stock. The valuation technique used did not change during the year ended December 31, 2017 and December 31, 2018.

There were no transfers between Level 1 and Level 2 and no transfers out of Level 3 of the fair value hierarchy during the year ended December 31, 2018 and December 31, 2017.

At December 31, 2018, the Company evaluated the amount recorded under the Term Loan and determined that the fair value was approximately $397.1 million. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the periods presented in our Level 3 financial instruments that are measured at fair value on a recurring basis. These instruments relate to contingent consideration payable to Dow in relation to the Business Combination.

(in thousands)	Tax amortization benefit contingency	Contingent consideration related to acquisition	Interest rate contract	Stock appreciation rights	Phantom shares	Total
Balance, December 31, 2017	43,382	691	456	268	186	44,983
Accretion	3,781	—	—	—	—	3,781
TRA payment to Dow	(3,900)	—	—	—	—	(3,900)
Tecnidex acquisition	—	(312)	—	—	—	(312)
Interest rate contract	—	—	(456)	—	—	(456)
Stock compensation expense	—	—	—	(122)	218	96
Mark-to-market adjustment	(2,796)	—	—	—	—	(2,796)
Balance, December 31, 2018	$40,467	$379	$—	$146	$404	$41,396

19. Severance

There was $0.7 million of severance expense for the year ended December 31, 2018. For the year ended December 31, 2017, there was $0.3 million of severance expense. This amount, which does not include stock compensation expense, was recorded in selling, general and administrative expense in the condensed consolidated statements of (loss) income. As of December 31, 2018, the Company had $1.0 million of severance liability which will be paid out over the next year.

20. Quarterly Financial Data (Unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Net sales	$38,351	$18,420	$68,698	$53,317
Cost of sales	$10,846	$5,402	$16,662	$13,361
Gross profit	$27,505	$13,018	$52,036	$39,956
(Loss) income before taxes	$(9,306)	$(22,777)	$3,972	$(289)
Net (loss) income	$(12,876)	$(18,402)	$2,954	$(1,916)
Net (loss) income per common share:
Basic	$(0.26)	$(0.37)	$0.06	$(0.04)
Diluted	$(0.26)	$(0.37)	$0.06	$(0.04)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Net sales	$32,730	$16,389	$60,772	$54,135
Cost of sales	$5,839	$3,906	$11,620	$11,290
Gross profit	$26,891	$12,483	$49,152	$42,845
(Loss) income before taxes	$(10,647)	$(14,302)	$13,178	$30,754
Net (loss) income	$(12,029)	$2,607	$9,546	$23,438
Net (loss) income per common share:
Basic	$(0.24)	$0.05	$0.19	$0.47
Diluted	$(0.24)	$0.05	$0.19	$0.47

———————————————————————————————

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2018, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has conducted an evaluation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Our internal controls over financial reporting include those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2018. In making this assessment, management used the criteria in Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of December 31, 2018 was effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2019 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2018.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2019 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2019 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2019 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2018.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2019 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2018.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted either because they are not applicable, not required, or because the required information is included in the consolidated financial statements or the notes thereto. The following documents are filed as part of this report:

		Page
(1)	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	44
	Consolidated Balance Sheets	45
	Consolidated Statements of (Loss) Income	46
	Consolidated Statements of Comprehensive (Loss) Income	47
	Consolidated Statements of Stockholders’ Equity	48
	Consolidated Statements of Cash Flows	49
	Notes to Consolidated Financial Statements	51

(2)	Financial Statement Schedules
	Schedule I—Condensed Financial Information of Registrant	83
	Schedule II—Valuation and Qualifying Accounts	87

(3)	Exhibits
	The Exhibits required to be filed are set forth on the Index to Exhibits immediately preceding the signature page to this Report and are incorporated herein by reference.	88

SCHEDULE I - CONDENSED FINANCIAL INFORMATION

AgroFresh Solutions, Inc.
Parent Company Information
Condensed Balance Sheets
(In thousands)

	December 31, 2018	December 31, 2017
ASSETS
Accounts receivable from subsidiary	$104,244	$101,504
Investment in subsidiaries	309,591	342,810
Claims for income tax refunds	196	(16)
Deferred income tax asset	(24)	(24)
TOTAL ASSETS	$414,007	$444,274

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable to subsidiaries	$1,909	$1,909
Other current liabilities	39,522	26,285
Total stockholders’ equity	$372,576	$416,080
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	414,007	444,274

See accompanying notes to condensed financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION

AgroFresh Solutions, Inc.
Parent Company Information
Condensed Statements of Operations and Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net sales	$—	$—	$—
Selling, general and administrative expenses	—	27	27
(Loss) Income in earnings of subsidiaries	(33,219)	10,005	(93,132)
(Loss) Income before taxes	(33,219)	9,978	(93,159)
(Benefit) provision for income taxes	(2,979)	(13,584)	18,401
Net (loss) Income	$(30,240)	$23,562	$(111,560)

See accompanying notes to condensed financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION

AgroFresh Solutions, Inc.
Parent Company Information
Condensed Statements of Cash Flows
(In thousands)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Cash flows from operating activities:
Net cash provided by operating activities	10,000	10,000	1,818

Cash flows from investing activities:
Net cash provided by investing activities	—	—	—

Cash flows from financing activities:
Repurchase of stock for treasury	—	—	(1,487)
Payment of withholding taxes on stock-based compensation	—	—	(331)
Payment of Dow liabilities settlement	(10,000)	(10,000)	—
Net cash used in financing activities	(10,000)	(10,000)	(1,818)

Net increase (decrease) in cash and equivalents during the period	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—

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

The condensed parent-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of the Company exceed 25% of the consolidated net assets of the Company.

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

The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan had a scheduled maturity date of July 31, 2019. Subsequently, on January 31, 2019, the Credit Facility was amended to decrease the total availability from $25.0 million to $12.5 million and extend the maturity of the Revolving Loan from July 31, 2019 to December 31, 2020. An existing covenant in the credit agreement was also amended to allow the Company to have access to the Revolving Loan. Maturities of long-term debt for the five years following December 31, 2018 are $6.4 million in 2019, $4.9 million in 2020, $401.6 million in 2021, $0.0 million in 2022, and $0.0 million in 2023.

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

SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(amounts in thousands)	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period

Year Ended Year Ended December 31, 2018	1,550	1,208	(422)	2,336
Year Ended Year Ended December 31, 2017	1,242	1,395	(1,087)	1,550

INDEX TO EXHIBITS

Exhibit No.		Description
2.1	(13)	Stock Purchase Agreement, dated as of April 30, 2015, by and between Boulevard Acquisition Corp. and The Dow Chemical Company.
3.1	(2)	Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2015.
3.2	(2)	Series A Certificate of Designation.
3.3	(3)	Amended and Restated Bylaws.
3.4	(4)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of September 3, 2015.
3.5	(16)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation
4.1	(2)	Specimen Common Stock Certificate.
4.2	(2)	Specimen Warrant Certificate.
4.3	(5)	Warrant Agreement, dated as of February 12, 2014, by and between AgroFresh Solutions, Inc. and Continental Stock Transfer & Trust Company.
10.1	(6)	Form of Indemnification Agreement.
10.2	(5)	Securities Escrow Agreement, dated February 12, 2014, among AgroFresh Solutions, Inc. , Boulevard Acquisition Sponsor, LLC, the Initial Holders party thereto and Continental Stock Transfer & Trust Company.
10.3	(2)	Credit Agreement, dated July 31, 2015, by and among AgroFresh Inc., as the borrower and AF Solutions Holdings LLC, acting as guarantor, Bank of Montreal, as administrative agent, BMO Capital Markets Corp., Credit Suisse Securities (USA) LLC, and Sumitomo Mitsui Banking Corporation (“Sumitomo”) as joint lead arrangers and joint bookrunners, BMO Capital Markets Corp. and Credit Suisse, as joint physical bookrunners. Credit Suisse as syndication agent, Sumitomo as documentation agent, and the lenders party thereto.
10.4	(7)	Amendment No. 1 to Credit Agreement, dated as of November 18, 2015.
10.5	(2)	Investor Rights Agreement, dated July 31, 2015, by and among AgroFresh Solutions, Inc., The Dow Chemical Company, Rohm and Haas Company, Boulevard Acquisition Sponsor, LLC, Robert J. Campbell, Joel Citron and Darren Thompson.
10.6	(2)	Tax Receivables Agreement, dated July 31, 2015, by and among AgroFresh Solutions, Inc., AgroFresh Inc., The Dow Chemical Company and Rohm and Haas Company.
10.7	(9)	AgroFresh Solutions, Inc. Incentive Compensation Plan.
10.8	(11)	Employment Agreement, dated July 14, 2016, between AgroFresh Solutions, Inc. and Jordi Ferre.
10.9	(12)	Services Agreement, dated November 29, 2016, among AgroFresh Solutions, Inc., RipeLocker LLC and George Lobisser.
10.10	(14)	Form of Stock Option Agreement used in connection with the AgroFresh Solutions, Inc. 2015 Incentive Compensation Plan
10.11	(14)	Form of Restricted Stock Agreement used in connection with the AgroFresh Solutions, Inc. 2015 Incentive Compensation Plan
10.12	(15)	Agreement dated April 4, 2017, among the registrant, The Dow Chemical Company, Rohm and Haas
10.13	(15)	First Amendment to Tax Receivables Agreement, dated April 4, 2017, among the registrant, The Dow Chemical Company, Rohm and Haas Company and AgroFresh Inc.
10.14	(15)	Letter Agreement, dated April 4, 2017, between the registrant and The Dow Chemical Company.
10.15	(15)	Letter Agreement, dated April 4, 2017, among the registrant, The Dow Chemical Company, Rohm and Haas Company and Boulevard Acquisition Sponsor, LLC.
10.16	(16)	First Amendment to 2015 Incentive Compensation Plan
10.17	(1)	Employment Agreement, dated as of September 15, 2015, between AgroFresh Solutions, Inc. and Thomas Ermi.
10.18	(8)	Offer Letter, dated August 20, 2018 between the Company and Graham Miao.
14.1	(10)	AgroFresh Solutions, Inc. Code of Business Conduct.
21.1	*	List of subsidiaries.
23.1	*	Consent of Deloitte & Touche LLP.

24.1	*	Power of Attorney (included on the signature page to this report).
31.1	*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.LAB	*	XBRL Taxonomy Label Document
101.PRE	*	XBRL Presentation Linkbase Document
101.DEF	*	XBRL Definition Linkbase Document

———————————————————————————————
*      Filed herewith.
**   Furnished herewith.
(1) Incorporated by reference to an exhibit to the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 22, 2018.
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
(14) Incorporated by reference to an exhibit to the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 16, 2017.
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

AgroFresh Solutions, Inc.
Date:	March 11, 2019

/s/ Jordi Ferre
By:	Jordi Ferre
Title:	Chief Executive Officer

/s/ Graham Miao
By:	Graham Miao
Title:	Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jordi Ferre and Graham Miao, jointly and severally, his or her attorney—in—fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney—in—fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might do or could do in person hereby ratifying and confirming all that each of said attorneys—in—fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Jordi Ferre	Chief Executive Officer and Director	March 11, 2019
Jordi Ferre	(Principal Executive Officer)

/s/ Graham Miao	Executive Vice President and Chief Financial Officer	March 11, 2019
Graham Miao	(Principal Financial and Accounting Officer)

/s/ Nance K. Dicciani	Chair of the Board	March 11, 2019
Nance K. Dicciani

/s/ Robert J. Campbell	Director	March 11, 2019
Robert J. Campbell

/s/ Gregory M. Freiwald	Director	March 11, 2019
Gregory M. Freiwald

/s/ Torsten Kraef	Director	March 11, 2019
Torsten Kraef

/s/ Denise L. Devine	Director	March 11, 2019
Denise L. Devine

/s/ Macauley Whiting, Jr.	Director	March 11, 2019
Macauley Whiting, Jr.

/s/ George Lobisser	Director	March 11, 2019
George Lobisser