Form 10-Q
period 2019-03-31
AgroFresh Solutions, Inc.
filed 2019-05-07
CIK 1592016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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
(267) 317-9139
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AGFS	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one share of Common Stock at an exercise price of $11.50	AGFSW	The Nasdaq Stock Market LLC

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
The number of shares of common stock outstanding as of May 3, 2019 was 51,453,233.

PART I - FINANCIAL INFORMATION
AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018

ASSETS
Current Assets:
Cash and cash equivalents	$39,995	$34,852
Accounts receivable, net of allowance for doubtful accounts of $1,887 and $2,336, respectively	63,923	67,942
Inventories	22,441	24,807
Other current assets	13,947	15,608
Total current assets	140,306	143,209
Property and equipment, net	14,095	13,289
Goodwill	6,649	6,670
Intangible assets, net	700,039	711,967
Deferred income tax assets	8,361	7,332
Other assets	23,968	16,820
TOTAL ASSETS	$893,418	$899,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,377	$7,530
Current portion of long-term debt	6,836	6,419
Income taxes payable	5,418	4,815
Accrued expenses and other current liabilities	51,246	45,340
Total current liabilities	70,877	64,104
Long-term debt	399,656	400,309
Other noncurrent liabilities	38,130	32,066
Deferred income tax liabilities	28,757	30,232
Total liabilities	537,420	526,711

Commitments and contingencies (see Note 17)
Stockholders’ equity:
Common stock, par value $0.0001; 400,000,000 shares authorized, 51,425,734 and 51,071,573 shares issued and 50,764,353 and 50,410,192 outstanding at March 31, 2019 and December 31, 2018, respectively	5	5
Preferred stock; par value $0.0001, 1 share authorized and outstanding	—	—
Treasury stock; par value $0.0001, 661,381 shares at March 31, 2019 and December 31, 2018, respectively	(3,885)	(3,885)
Additional paid-in capital	536,407	535,819
Accumulated deficit	(151,408)	(138,789)
Accumulated other comprehensive loss	(33,418)	(28,837)
Total AgroFresh stockholders’ equity	347,701	364,313
Non-controlling interest	8,297	8,263
Total stockholders' equity	355,998	372,576
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$893,418	$899,287

 See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net sales	$38,940	$38,351
Cost of sales (excluding amortization, shown separately below)	11,335	10,846
Gross profit	27,605	27,505
Research and development expenses	3,897	3,069
Selling, general, and administrative expenses	15,898	16,311
Amortization of intangibles	11,616	10,939
Change in fair value of contingent consideration	190	138
Operating loss	(3,996)	(2,952)
Other (expense) income	(12)	70
(Loss) gain on foreign currency exchange	(419)	1,931
Interest expense, net	(8,745)	(8,355)
Loss before income taxes	(13,172)	(9,306)
(Benefit) provision for income taxes	(587)	3,570
Net loss including non-controlling interests	$(12,585)	$(12,876)
Less: Net income attributable to non-controlling interests	34	91
Net loss attributable to AgroFresh Solutions, Inc	$(12,619)	$(12,967)

Net loss per share:
Basic	$(0.25)	$(0.26)
Diluted	$(0.25)	$(0.26)
Weighted average shares outstanding:
Basic	50,042,054	49,741,593
Diluted	50,042,054	49,741,593

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net loss	$(12,585)	(12,876)
Other comprehensive (loss) income:
Unrealized gain on hedging activity, net of tax of $0 and $594, respectively	—	2,106
Recognition of gain on hedging activity reclassified to net loss, net of tax of $75 and $0, respectively	(278)	—
Foreign currency translation adjustments	(4,303)	3,050
Comprehensive loss	$(17,166)	$(7,720)

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2017	1	$—	51,002,234	$5	$(3,885)	$533,015	$(108,729)	$(12,769)	$8,443	$416,080
Stock-based compensation	—	—	—	—	—	509	—	—	$—	$509
Issuance of restricted stock	—	—	53,513	—	—	—	—	—	$—	$—
Comprehensive loss	—	—	—	—	—	—	(12,967)	5,156	$91	$(7,720)
Balance at March 31, 2018	1	$—	51,055,747	$5	$(3,885)	$533,524	$(121,696)	$(7,613)	$8,534	$408,869

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2018	1	$—	51,071,573	$5	$(3,885)	$535,819	$(138,789)	$(28,837)	$8,263	$372,576
Stock-based compensation	—	—	—	—	—	588	—	—	—	588
Issuance of stock, net of forfeitures	—	—	354,161	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	(12,619)	(4,581)	34	(17,166)
Balance at March 31, 2019	1	$—	51,425,734	$5	$(3,885)	$536,407	$(151,408)	$(33,418)	$8,297	$355,998

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(in thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Cash flows from operating activities:
Net loss	$(12,585)	$(12,876)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,061	11,273
Provision for bad debts	(392)	52
Stock-based compensation	588	609
Pension expense	—	347
Amortization of deferred financing costs	630	601
Interest income on interest rate swap	(356)	—
Accretion of contingent consideration	884	—
Increase in fair value of contingent consideration	190	138
Deferred income taxes	(1,781)	3,630
Loss on sales of property	49	—
Changes in operating assets and liabilities:
Accounts receivable	2,159	5,818
Inventories	823	3,497
Prepaid expenses and other current assets	986	(430)
Accounts payable	654	(7,853)
Accrued expenses and other liabilities	6,291	(9,426)
Income taxes payable	650	1,758
Other assets and liabilities	(1,873)	6,279
Net cash provided by operating activities	8,978	3,417
Cash flows from investing activities:
Cash paid for property and equipment	(2,586)	(1,905)
Other investments	(250)	—
Net cash used in investing activities	(2,836)	(1,905)
Cash flows from financing activities:
Payment of Dow liabilities settlement	—	(10,000)
Repayment of long-term debt	(722)	(1,407)
Net cash used in financing activities	(722)	(11,407)
Effect of exchange rate changes on cash and cash equivalents	(277)	2,324
Net increase (decrease) in cash and cash equivalents	5,143	(7,571)
Cash and cash equivalents, beginning of period	$34,852	$64,533
Cash and cash equivalents, end of period	$39,995	$56,962

Supplemental disclosures of cash flow information:
Cash paid for:
Cash paid for interest	$27	$7,242
Cash paid for income taxes	$599	$156
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property and equipment	$102	$—
Right of use assets obtained in exchange for new lease liabilities	$33	$—

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

AgroFresh Solutions, Inc. (the “Company”) is a global leader in delivering innovative food preservation and waste reduction solutions for fresh produce. The Company is empowering the food industry with Smarter FreshnessTM, a range of integrated solutions designed to help growers, packers and retailers improve produce freshness and quality while reducing waste. The Company’s solutions range from near-harvest with HarvistaTM and LandSpringTM, to its marquee SmartFreshTM Quality System, which includes SmartFreshTM, FreshCloudTM and ActiMistTM, working together to maintain the quality of stored produce. The Company has a controlling interest in Tecnidex Fruit Protection, S.A.U. (“Tecnidex”), a leading provider of post-harvest fungicides, waxes, and sanitizers for the citrus market. Additionally, the Company’s initial retail solution, RipeLockTM, optimizes banana ripening for the benefit of retailers and consumers. The Company has key products registered in over 50 countries, supports approximately 3,900 direct customers and services over 25,000 storage rooms globally.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments that are necessary for a fair presentation of the Company's condensed consolidated results of operations, financial condition and cash flows for the periods shown, including normal, recurring accruals and other items. The condensed consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year. For additional information, these condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2018.

Adoption of Highly Inflationary Accounting in Argentina

GAAP requires the use of highly inflationary accounting for countries whose cumulative three-year inflation rate exceeds 100 percent. The Company has been closely monitoring the inflation data and currency volatility in Argentina, where there are multiple data sources for measuring and reporting inflation. In the second quarter of 2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation rate in that country exceeded 100 percent as of June 30, 2018. As a result, the Company has elected to adopt highly inflationary accounting as of July 1, 2018 for its subsidiary in Argentina. Under highly inflationary accounting, the functional currency of the Company's subsidiary in Argentina became the U.S. dollar, and its income statement and balance sheet will be measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on Argentine peso-denominated monetary assets and liabilities will be reflected in earnings. As of March 31, 2019, the Company’s subsidiary in Argentina had a net asset position of $21.3 million. Net sales attributable to Argentina were approximately 15% of the Company’s consolidated net sales for each of the three months ended March 31, 2019 and 2018.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographic region, product and timing of transfer of goods and services. The Company determined that disaggregating revenue into these categories achieves the disclosure objective of depicting how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenues for the three months ended March 31, 2019
(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenue
Product
1-MCP based	$2,602	$6,781	$19,469	$4,353	$33,205
Fungicides, waxes, coatings, sanitizers	—	4,887	$565	—	5,452
Other*	123	12	$139	9	283
	$2,725	$11,680	$20,173	$4,362	$38,940

Pattern of Revenue Recognition
Products transferred at a point in time	$2,290	$11,074	$20,143	$4,329	$37,836
Services transferred over time	435	606	$30	33	1,104
	$2,725	$11,680	$20,173	$4,362	$38,940

Revenues for the three months ended March 31, 2018
(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenue
Product
1-MCP based	$1,962	$5,120	$20,949	$4,328	$32,359
Fungicides, waxes, coatings, sanitizers	—	5,589	—	—	5,589
Other*	98	198	6	101	403
	$2,060	$10,907	$20,955	$4,429	$38,351

Pattern of Revenue Recognition
Products transferred at a point in time	$2,047	$10,905	$20,949	$4,328	$38,229
Services transferred over time	13	2	6	101	$122
	$2,060	$10,907	$20,955	$4,429	$38,351

*Other includes FreshCloud, technical services and sales-type leases related to Tecnidex.

———————————————————————————————
(1)         North America includes the United States and Canada.
(2)          EMEA includes Europe, the Middle East, and Africa.
(3)          Latin America includes Argentina, Brazil, Chile, Costa Rica, Colombia, Dominican Republic, Ecuador, Guatemala, Mexico, Peru, and Uruguay.
(4)          Asia Pacific includes Australia, China, India, Japan, New Zealand, South Korea, Taiwan, and Thailand.

Sales of SmartFresh™ accounted for approximately 75% and 76% of the Company's total worldwide net sales for the three months ended March 31, 2019 and 2018, respectively.

Contract Assets and Liabilities

ASC 606 requires an entity to present a revenue contract as a contract asset when the entity performs its obligations under the contract by transferring goods or services to a customer before the customer pays consideration or before payment is due. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The following table presents changes in the Company’s contract assets and liabilities during the three months ended March 31, 2019 and the twelve months ended December 31, 2018:

(in thousands)	Balance at January 1, 2019	Additions	Deductions	Balance at, March 31, 2019
Contract assets:
Unbilled revenue	$1,956	$991	$(320)	$2,627
Contract liabilities:
Deferred revenue	$1,280	$1,145	$(1,104)	$1,321

(in thousands)	Balance at January 1, 2018	Additions	Deductions	Balance at, December 31, 2018
Contract assets:
Unbilled revenue	739	7,117	(5,900)	1,956
Contract liabilities:
Deferred revenue	100	4,428	(3,248)	1,280

The Company recognizes contract assets in the form of unbilled revenue in instances where services are performed by the Company but not billed by period end. The Company recognizes contract liabilities in the form of deferred revenue in instances where a customer pays in advance for future services to be performed by the Company. The Company generally receives payments from its customers based on standard terms and conditions. No significant changes or impairment losses occurred to contract balances during the three months ended March 31, 2019.  Amounts reclassified from unbilled revenue to accounts receivable for the three months ended March 31, 2019 and for the year ended December 31, 2018 were $0.3 million and $5.9 million, respectively. Amounts reclassified from deferred revenue to revenue for the three months ended March 31, 2019 and the year ended December 31, 2018 were $1.1 million and $3.2 million, respectively.

Recently Issued Accounting Standards and Pronouncements

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12 Targeted Improvements to Accounting for Hedging Activities. This update makes more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. This update will be effective for the Company for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted upon its issuance. The Company adopted the new ASU as of January 1, 2019 and it did not have a material impact on the Company's financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The main objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Effective for the quarter ended March 31, 2019, the Company adopted the guidance for leases and elected to utilize a cumulative-effect adjustment to the opening balance of retained earnings for the year of adoption. Accordingly, the Company’s reporting for the comparative periods prior to adoption continue to be presented in the financial statements in accordance with previous lease accounting guidance.

The Company also elected to apply practical expedients applicable to the Company in the updated guidance for transition for leases in effect at adoption, including using hindsight to determine the lease term of existing leases, the option to not reassesswhether an existing contract is a lease or contains a lease and whether the lease is an operating or finance lease. The adoption of the updated guidance resulted in the Company recognizing a right-of-use asset of $7.3 million as part of other assets and a lease liability of $7.3 million as part of other current liabilities and other long-term liabilities in the consolidated balance sheet as of March 31, 2019. This represents a non-cash investing and financing activity as of the adoption date. The cumulative effect adjustment to the opening balance of retained earnings was zero. The adoption of the updated guidance did not have a material effect on the Company’s results of operations or liquidity.

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

Pursuant to a Tax Receivables Agreement among the Company, Dow, R&H and AgroFresh Inc. entered into in connection with the consummation of the Business Combination, as amended on April 4, 2017 (as so amended, the “Tax Receivables Agreement”), the Company is required to pay to Dow 50% of the annual tax savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of the increase in tax basis of the AgroFresh assets resulting from a Section 338(h)(10) election that the Company and Dow made in connection with the Business Combination.

On April 4, 2017, the Company entered into an agreement (the “Amendment Agreement”) with Dow, R&H, Boulevard Acquisition Sponsor, LLC (the “Sponsor”) and certain other parties. Pursuant to the Amendment Agreement, among other things, the Company agreed to pay Dow the aggregate amount of $20.0 million, of which $10.0 million was paid on April 4, 2017 and the remaining $10.0 million was paid on January 31, 2018, in full satisfaction of the Company’s obligations with respect to (i) the working capital adjustment under the Purchase Agreement, (ii) certain transfer and value added tax reimbursement obligations under the Purchase Agreement, and (iii) the amount payable to Dow pursuant to the Tax Receivables Agreement on account of the 2015 tax year. During the three months ended March 31, 2018, these liabilities were extinguished.

Acquisition of Tecnidex
On November 7, 2017, the Company entered into a definitive agreement to acquire a controlling interest in Tecnidex. The transaction was closed on December 1, 2017. Tecnidex is a leading provider of post-harvest fungicides, waxes, coatings, and sanitizers for the citrus market, with clients in 18 countries. For over 35 years, Tecnidex has been helping fruit and vegetable producers offer clean, safe and high-quality products to their regional clients. The acquisition was accounted for as a purchase in accordance with ASC 805, Business Combination.
At the effective date of the acquisition, the Company agreed to pay holders of Tecnidex an estimated $25.0 million in cash for 75% of the outstanding capital stock, of which $20.0 million was paid on December 1, 2017. In 2018, the purchase price was finalized as $22.3 million after giving effect to working capital, net debt and other adjustments. The remaining $2.3 million was paid during 2018.
In accordance with the acquisition method of accounting, the Company has allocated the purchase price to the estimated fair values of the identifiable assets acquired and liabilities assumed, with any excess allocated to goodwill. The preliminary assessment of fair value of the contingent consideration payments on the acquisition date was approximately $0.7 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. During 2018 there was an adjustment made to consideration payable to holders of Tecnidex which resulted in a measurement period adjustment of $2.8 million to the purchase price allocation.
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

The Company incurred expenses for such services for the three months ended March 31, 2019 and March 31, 2018 as follows:

(in thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Ongoing costs of transition services agreement	$30	$84
Other expenses	—	295
Total incurred expenses	$30	$379

As of each of March 31, 2019 and March 31, 2018, the Company had no outstanding amounts payable to Dow.

Refer to Note 3 regarding the contingent consideration owed to Dow as part of the Business Combination, as well as certain other agreements entered into in connection with the Business Combination.

In addition, during 2016, the Company made a minority investment in RipeLocker, LLC ("RipeLocker"), a company led by George Lobisser, a director of the Company. In February 2019, the Company made a further minority investment in RipeLocker. On November 29, 2016, the Company entered into a Mutual Services Agreement (the “Services Agreement”) with George Lobisser and RipeLocker. Pursuant to the Services Agreement, (i) the Company agreed to provide RipeLocker with technical support, in the form of access to the Company’s research and development personnel for a specified number of hours for purposes of providing advice and input relating to RipeLocker’s products and services, and (ii) Mr. Lobisser agreed to provide consulting services to the Company as may be reasonably requested by the Company from time to time. The Services Agreement provided for Mr. Lobisser to receive a consulting fee of $5,000 per full day for time spent performing consulting services under the Services Agreement (pro-rated for any partial day), plus reimbursement for out-of-pocket expenses, provided that for each hour of technical support provided by the Company to RipeLocker, Mr. Lobisser agreed to provide one-half hour of consulting services for no consideration. In February 2017, the Company and Mr. Lobisser agreed to substantially curtail any mutual consulting services to be provided under the Services Agreement, and that any further services would be provided at no charge. For the three months ended March 31, 2019, there were no material amounts paid and as of March 31, 2019, there were no material amounts owed to RipeLocker or Mr. Lobisser for consulting services.

5. Inventories

Inventories at March 31, 2019 and December 31, 2018 consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Raw material	$1,870	$1,286
Work-in-process	4,633	4,749
Finished goods	14,896	17,535
Supplies	1,042	1,237
Total inventories	$22,441	$24,807

6.  Other Current Assets

 The Company's other current assets at March 31, 2019 and December 31, 2018 consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
VAT receivable	$7,640	$7,854
Prepaid income tax asset	4,920	5,090
Prepaid and other current assets	1,387	2,664
Total other current assets	$13,947	$15,608

7. Property and Equipment

Property and equipment at March 31, 2019 and December 31, 2018 consisted of the following:

(in thousands, except for useful life data)	Useful life (years)	March 31, 2019	December 31, 2018
Leasehold improvements	7-20	$5,621	$4,647
Machinery & equipment	1-12	8,597	8,193
Furniture	1-12	2,068	2,712
Construction in progress		2,186	1,744
		18,472	17,296
Less: accumulated depreciation		(4,377)	(4,007)
Total property and equipment, net		$14,095	$13,289

Depreciation expense for the three months ended March 31, 2019 and 2018 was $0.4 million and $0.4 million, respectively. Depreciation expense is recorded in cost of sales, selling, general and administrative expense and research and development expense in the condensed consolidated statements of operations.

8. Goodwill and Intangible Assets

 Changes in the carrying amount of goodwill for the three months ended March 31, 2019 and the twelve months ended December 31, 2018 were as follows:

(in thousands)	March 31, 2019	December 31, 2018
Balance as of Beginning balance	$6,670	$9,402
Measurement period adjustment	—	(2,807)
Foreign currency translation	(21)	75
Balance as of Ending balance	$6,649	$6,670

See Note 3 for a description of the measurement period adjustment.

The Company’s intangible assets at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019				December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Other intangible assets:
Developed technology	$759,248	$(143,967)	$—	$615,281	$759,290	$(134,151)	$—	$625,139
In-process research and development	39,000	(5,597)	—	33,403	39,000	(5,055)	—	33,945
Trade name	25,445	—	—	25,445	28,507	—	(2,600)	25,907
Service provider network	2,000	—	—	2,000	2,000	—	—	2,000
Customer relationships	19,657	(1,619)	—	18,038	19,872	(2,198)	—	17,674
Software	9,380	(3,563)	—	5,817	9,405	(2,161)	—	7,244
Other	100	(45)	—	55	100	(42)	—	58
Total intangible assets	$854,830	$(154,791)	$—	$700,039	$858,174	$(143,607)	$(2,600)	$711,967

During the Company's annual impairment testing conducted for the year ended December 31, 2018, the Company recorded an impairment charge of $2.6 million on its SmartFresh trade name.

At March 31, 2019, the weighted-average amortization period remaining for the finite-lived intangible assets was 14.7 years. At March 31, 2019, the weighted-average amortization periods remaining for developed technology, customer relationships, in-process R&D, software and other was 16.0, 12.7, 15.3, 2.1, and 3.3 years, respectively.

Estimated annual amortization expense for finite-lived intangible assets subsequent to March 31, 2019 is as follows:

(in thousands)	Amount
2019 (remaining)	$35,094
2020	46,842
2021	43,969
2022	43,325
2023	43,325
Thereafter	460,039
Total	$672,594

Amortization expense for intangible assets for the three months ended March 31, 2019 and 2018 was $11.6 million and $10.9 million, respectively.

9. Accrued and Other Current Liabilities

The Company’s accrued and other current liabilities at March 31, 2019 and December 31, 2018 consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Tax amortization benefit contingency	$11,098	$11,098
Additional consideration due seller	568	379
Accrued compensation and benefits	6,825	10,192
Accrued rebates payable	5,093	3,616
Insurance premium financing payable	367	721
Severance	1,143	971
Deferred revenue	1,321	1,280
Accrued taxes	5,369	5,316
Accrued interest	7,808	—
Lease liability	2,086	—
Other	9,568	11,767
Total accrued and other current liabilities	$51,246	$45,340

Other current liabilities include primarily professional services, litigation and research and development accruals.

10. Debt

The Company’s debt, net of unamortized discounts and deferred financing fees, at March 31, 2019 and December 31, 2018 consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Total Term Loan outstanding	$404,507	$403,957
Tecnidex loan outstanding	1,985	2,771
Less: Amounts due within one year	6,836	6,419
Total long-term debt due after one year	$399,656	$400,309

At March 31, 2019, the Company evaluated the amount recorded under the Term Loan (defined below) and determined that the fair value was approximately $401.0 million. The fair value of the debt is based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.

The Term Loan is presented net of deferred issuance costs, which are amortized using the effective interest method over the term of the Term Loan. Gross deferred issuance costs at the inception of the Term Loan were $12.9 million and as of March 31, 2019 there were $5.6 million of unamortized deferred issuance costs.

Scheduled principal repayments of debt subsequent to March 31, 2019 are as follows:

(in thousands)	Amount
2019 (remaining)	$5,774
2020	4,711
2021	401,625
Total	$412,110

Credit Facility

On July 31, 2015, in connection with the consummation of the Business Combination, AgroFresh Inc. as the borrower and its parent, AF Solutions Holdings LLC (“AF Solutions Holdings”), a wholly-owned subsidiary of the Company, as the guarantor, entered into a Credit Agreement with Bank of Montreal, as administrative agent (as subsequently amended, the “Credit Facility”). The Credit Facility consists of a $425.0 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a revolving loan facility (the “Revolving Loan”). On January 31, 2019, the Revolving Loan was amended to reduce the total availability from $25.0 million to $12.5 million, to extend the maturity date from July 31, 2019 to December 31, 2020, and to amend certain financial covenants. The Revolving Loan includes a $10.0 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. The Term Loan has a scheduled maturity date of July 31, 2021. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75% or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries, and (b) AF Solutions Holdings, including the common stock of AgroFresh Inc.

The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to R&H in connection with the Business Combination. Amounts available under the Revolving Loan may also be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Agreement. At March 31, 2019, there was $410.1 million outstanding under the Term Loan and no balance outstanding under the Revolving Loan.

As of the Closing Date, the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The interest expense related to the amortization of the debt issuance costs during the three months ended March 31, 2019 and 2018 was approximately $0.6 million and $0.6 million, respectively.

Certain restrictive covenants are contained in the Credit Facility, which includes the Revolving Loan, and the Company was in compliance with these covenants as of March 31, 2019. The Company had full availability to draw under the Revolving Loan as of March 31, 2019.

Beginning with the year ended December 31, 2016, the Company is required to prepay Term Loan Borrowings and Incremental Term Loan Borrowings in an aggregate amount equal to 50% of the "Excess Cash Flow" (as defined in the Credit Facility) for the fiscal year; provided that such amount of the Excess Cash Flow in any fiscal year shall be reduced by (i) the aggregate amount of prepayments of Term Loans and Incremental Term Loans made, (ii) to the extent accompanied by permanent reductions of Revolving Commitments, the aggregate amount of prepayments of Revolving Loans (other than prepayments financed with the proceeds of Indebtedness), and (iii) repaid borrowings of Revolving Loans made on the Effective Date to account for any additional original issue discount or upfront fees that are implemented pursuant to the Fee Letter provided further that, prepayments of Term Loan Borrowings and Incremental Term Loan Borrowings shall only be required if 50% of the Excess Cash Flow for such fiscal year exceeds $5.0 million. There are no amounts due under this provision as of March 31, 2019.

11. Leases

The Company enters into lease agreements for certain facilities and vehicles that are primarily used in the ordinary course of business. These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease.

Most leases include an option to extend or renew the lease term. The exercise of the renewal option is at the Company's discretion. The operating lease liability includes lease payments related to options to extend or renew the lease term if the Company is reasonably certain of exercising those options. The Company, in determining the present value of lease payments, utilizes either the rate implicit in the lease if that rate is readily determinable or the Company’s incremental secured borrowing rate commensurate with the term of the underlying lease.

Lease expense is included in general and administrative expenses in the condensed consolidated statements of operations. Additional information regarding the Company's operating leases is as follows:

(in thousands)	Three Months Ended March 31, 2019
Operating Lease Cost
Operating leases	$601
Short-term leases (1)	31
Total lease expense	$632

Other information on operating leases
Cash payments included in operating cash flows	$585
Weighted average discount rate	9.21%
Weighted average remaining lease term in years	5.83
———————————————————————————————
(1) Leases with an initial term of twelve months or less are not recorded on the balance sheet.

The following table presents the contractual maturities of the Company's lease liabilities as of March 31, 2019:

(in thousands)	Lease Liability
Remainder of 2019	$1,779
2020	1,911
2021	1,639
2022	1,480
2023	1,277
2024 and thereafter	2,377
Total undiscounted lease payments	$10,463
Less: present value adjustment	3,163
Operating lease liability	$7,300

The following table presents the future minimum lease payments as of December 31, 2018 under noncancellable operating leases:

(in thousands)	Future lease Payments
2019	$3,413
2020	2,058
2021	1,790
2022	1,640
2023	1,242
Thereafter	2,396
Total	$12,539

12. Other Noncurrent Liabilities

The Company’s other noncurrent liabilities at March 31, 2019 and December 31, 2018 consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Tax amortization benefit contingency	$30,253	$29,369
Lease liability	5,214	—
Other	2,663	2,697
Total other noncurrent liabilities	$38,130	$32,066

Other noncurrent liabilities include long-term rebates and deferred rent.

13. Severance

The Company expensed $0.5 million and $0.3 million for severance for the three months ended March 31, 2019 and 2018, respectively. This amount, which does not include stock compensation expense, was recorded in selling, general and administrative expense in the condensed consolidated statements of loss. As of March 31, 2019, the Company had $1.1 million severance liability which will be paid out over the next year.

14. Stockholders’ Equity

The authorized common stock of the Company consists of 400,000,000 shares with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of March 31, 2019, there were 50,764,353 shares of common stock outstanding. As of March 31, 2019, there were warrants to purchase 15,983,072 shares of the Company’s common stock outstanding at a strike price of $11.50. Of the 15,983,072 warrants, 9,823,072 were issued as part of the units sold in the Company's initial public offering in February 2014 (1,201,928 warrants were subsequently repurchased during 2015) and 6,160,000 warrants were sold in a private placement at the time of such public offering.

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

15. Stock-based Compensation

Stock compensation expense for equity-classified and liability-classified awards for the three months ended March 31, 2019 and 2018 was $0.6 million and $0.6 million, respectively. Stock compensation expense is recognized in cost of goods sold, selling, general and administrative expenses, and research and development expenses. At March 31, 2019, there was $6.0 million of unrecognized compensation cost relating to outstanding unvested equity instruments expected to be recognized over the weighted average period of 2.3 years.

On March 29, 2019, the Company granted the following share-based awards to members of management employed in the United States. These awards will be settled in shares of the Company's common stock and are equity-classified. The grant date fair value of these awards will be recognized on a straight-line basis over the vesting period. The performance-based restricted stock units each have a performance period that ends on December 31, 2021 and the other awards vest ratably on the first, second and third anniversaries of the grant date.

Number of shares
Performance-based restricted stock units	467,500
Time-based restricted stock	363,650
Options	324,450
Total	1,155,600

On March 29, 2019, the Company also granted the following share-based awards to members of management employed in countries outside of the United States. These awards will be settled in cash and are liability-classified. Therefore, the fair value of these liability-classified awards will be re-measured on each balance sheet date. The performance-based phantom shares each have a performance period that ends on December 31, 2021 and the other awards vest ratably on the first, second and third anniversaries of the grant date.

Number of shares
Performance-based phantom shares	46,200
Service-based phantom shares	75,250
Stock appreciation rights	5,450
Total	126,900

The performance-based restricted stock units and phantom shares were valued with a Monte Carlo simulation model using the assumptions in the table below. Based on these assumptions, the grant date fair value of the performance-based restricted stock units and phantom shares was estimated to be $2.97 per share.

Volatility	65.1%
Risk-free interest rate	2.36%
Dividend yield	—%
Grant date stock price	$3.34
Performance period	2.8 years

The stock options and stock appreciation rights were valued with a Black-Scholes option pricing model using the assumptions in the table below. Since the Company has limited historical volatility information available, the expected volatility was based on actual volatility for comparable public companies projected over the expected term of the Options and the actual volatility for the Company since the Business Combination. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the Options. The expected life was estimated using the simplified method. Based on these assumptions, the grant-date fair value of the stock options and stock appreciation rights was estimated to be $1.72.

Volatility	52.33%
Risk-free interest rate	2.27%
Dividend yield	—%
Grant date stock price	$3.34
Expected life	6 years

The fair value of the time-based restricted stock and the service-based phantom shares is equal to the closing price of the Company’s common stock on the grant date of the awards.

16. Earnings Per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Due to the loss for the three months ended March 31, 2019, dilutive loss per share is the same as basic loss per share as the adjustment for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock and warrants would be anti-dilutive.

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net loss per common share:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Basic weighted-average common shares outstanding	50,042,054	49,741,593
Effect of dilutive options, performance stock units and restricted stock	—	—
Diluted weighted-average shares outstanding	50,042,054	49,741,593

Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company's common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following represents amounts that could potentially dilute basic earnings per share in the future:

(in thousands, except share data)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Stock-based compensation awards(1):
Stock options	962,795	63,019
Restricted stock to non-directors	692,947	610,642
Restricted stock to directors	64,369	122,929
Warrants:
Private placement warrants	6,160,000	6,160,000
Public warrants	9,823,072	9,823,072

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

17. Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign incomes taxes. The effective tax rates for the periods ended March 31, 2019, and March 31, 2018, reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in the U.S. and various other jurisdictions outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

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

The Company's effective tax rate for the three months ended March 31, 2019 was 4.5% compared to the effective tax rate for the three months ended March 31, 2018 of (38.4)%.

The effective tax rate for the three months ended March 31, 2019 differs from the U.S. statutory tax rate of 21%, due to a change in the valuation allowance related to deferred tax assets that are not able to be realized and other unbenefited losses. The cumulative unbenefited losses related to the elimination of intercompany profit in inventory, and the changes in the valuation allowance related to the Japan, Netherlands, and Turkey jurisdictions where there is not sufficient evidence to support future taxable income. In addition to the changes in valuation allowances, the effective tax rate is impacted by certain provisions of the TCJA. The limitation and deductibility of U.S. interest expense, and the inclusion of GILTI reduced the overall tax benefit for the Company. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore did not provide any deferred taxes in the consolidated financial statements at March 31, 2019.

18. Segment Information

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

Our chief operating decision-makers do not evaluate operating segments using asset or liability information. The following table presents a breakdown of our revenues and gross profit based on reportable segments for three months ended March 31, 2019 and 2018.

(in thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
AgroFresh Core
Revenues	$33,488	$32,762
Gross Profit	25,133	24,862
Tecnidex
Revenues	5,452	5,589
Gross Profit	2,472	2,643
Total Revenues	$38,940	$38,351
Total Gross Profit	$27,605	$27,505

19. Commitments and Contingencies

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

20. Fair Value Measurements

Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value of the Company’s financial instrument liability/(asset) that are measured at fair value on a recurring basis as of March 31, 2019:

(in thousands)	Level 1	Level 2	Level 3	Total
Tax amortization benefit contingency(1)	$—	$—	$41,351	$41,351
Contingent consideration(2)	—	—	569	569
Stock appreciation rights(3)	—	—	72	72
Phantom shares(4)	—	—	447	447
Total	$—	$—	$42,439	$42,439

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2018:

(in thousands)	Level 1	Level 2	Level 3	Total
Tax amortization benefit contingency(1)	$—	$—	$40,467	$40,467
Contingent consideration related to acquisition(2)	—	—	379	379
Stock appreciation rights(3)	—	—	146	146
Phantoms shares(4)	—	—	404	404
Total	$—	$—	$41,396	$41,396

———————————————————————————————
(1) The fair value of the tax amortization benefit contingency is measured using an income approach based on the Company’s best estimate of the undiscounted cash payments to be made, with the current portion tax effected at 21.5% and the non-current portion tax effected at 21.5% due to the TCJA enacted in the U.S. and discounted to present value utilizing an appropriate market discount rate.
(2) The fair value of the contingent consideration related to the Tecnidex acquisition.
(3) The fair value of the stock appreciation rights was measured using a Black Scholes pricing model during the three months ended March 31, 2019. The valuation technique used did not change during the three months ended March 31, 2019.
(4) The fair value of phantom shares is based on the fair value of the Company's common stock. The valuation technique used did not change during the three months ended March 31, 2019.

There were no transfers between Level 1 and Level 2 and no transfers out of Level 3 of the fair value hierarchy during the three months ended March 31, 2019.

At March 31, 2019, the Company evaluated the amount recorded under the Term Loan and determined that the fair value was approximately $401.0 million. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following table presents the changes during the period presented in our Level 3 financial instrument liability/(asset) that are measured at fair value on a recurring basis.

(in thousands)	Tax amortization benefit contingency	Contingent consideration related to acquisition	Stock appreciation rights	Phantom shares	Total
Balance, December 31, 2018	$40,467	$379	$146	$404	$41,396
Accretion	884	—	—	—	884
Tecnidex acquisition	—	190	—	—	190
Stock compensation expense	—	—	(74)	43	(31)
Balance, March 31, 2019	$41,351	$569	$72	$447	$42,439

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

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this MD&A regarding the Company's financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results and/or the timing of events could differ materially from those contemplated by these forward-looking statements due to a number of factors, including those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K") as well as the update to those Risk Factors disclosed in Part II, Item 1A of this Report. Any forward-looking statements included in this Report are based only on information currently available to the Company and speak only as of the date on which such statements are made. The Company undertakes no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by this paragraph.

Business Overview

AgroFresh is a global leader in delivering innovative food preservation and waste reduction solutions for fresh produce, including apples, pears, citrus, kiwifruit, avocados and bananas, among others. Our proprietary and innovative solutions are designed to help growers, packers, and retailers improve produce freshness and quality while reducing waste.

AgroFresh’s market leadership is underpinned by our global footprint, extensive applied scientific expertise, customer intimacy, and a growing portfolio of value-added products and mission-critical advisory services. Our key products are registered in over 50 countries, support approximately 3,900 direct customers, and service over 25,000 storage rooms globally. In addition, we offer a comprehensive list of solutions spanning from near-harvest to post-harvest, from storage through retail. More importantly, we believe that our direct market approach and high touch service model best position us to address our customers’ needs. We believe this is a key differentiator compared to other companies that have narrower product offerings and limited service levels.

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

Demand for the Company’s Offerings

The Company services customers in over 50 countries and derives its revenue by assisting growers, packers and retailers to optimize the value of their crops brought to market. The Company's products and services add value to customers by reducing food spoilage and extending the life of perishable fruits. The U.S. Food and Agriculture Organization has estimated that a growing global population will require a near doubling of food production in developing countries by 2050 to meet the expected demand of a worldwide population of 9 billion people.

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

Whole Product Offering

The AgroFresh Whole Product offering is a direct service model for the Company’s commercially available products, including SmartFresh and Harvista. Sales and sales support personnel maintain direct face-to-face relationships with customers year round. Technical sales and support personnel work directly with customers to provide value-added advisory services regarding the application of SmartFresh. Typically, third party contractors perform the actual application of SmartFresh. The Harvista application service, through both aerial and ground application, is also administered by third-party service providers or made by our customers directly.

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

Critical Accounting Policies and Use of Estimates

Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations and that require the use of complex and subjective estimates based upon management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ materially from these estimates. Aside from the adoption of ASC 842, there have been no material changes to our critical accounting policies and estimates previously disclosed in the 2018 Form 10-K. For a description of our critical accounting policies and estimates as well as a listing of our significant accounting policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations -

Critical Accounting Policies and Use of Estimates” and “Note 2 - Basis of Presentation and Summary of Significant Accounting Policies” in the 2018 Form 10-K.

Results of Operations

The following table summarizes the results of operations for the three months ended March 31, 2019 and March 31, 2018:

(in thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net sales	$38,940	$38,351
Cost of sales (excluding amortization, shown separately below)	11,335	10,846
Gross profit	27,605	27,505
Research and development expenses	3,897	3,069
Selling, general, and administrative expenses	15,898	16,311
Amortization of intangibles	11,616	10,939
Change in fair value of contingent consideration	190	138
Operating loss	(3,996)	(2,952)
Other (expense) income	(12)	70
(Loss) gain on foreign currency exchange	(419)	1,931
Interest expense, net	(8,745)	(8,355)
Loss before income taxes	(13,172)	(9,306)
(Benefit) provision for income taxes	(587)	3,570
Net loss including non-controlling interests	$(12,585)	$(12,876)
Less: Net income attributable to non-controlling interests	34	91
Net loss attributable to AgroFresh Solutions, Inc	(12,619)	(12,967)

Comparison of Results of Operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Net Sales

Net sales were $38.9 million for the three months ended March 31, 2019, as compared to net sales of $38.4 million for the three months ended March 31, 2018, an increase of 1.5%. The impact of the change in foreign currency exchange rates compared to the first quarter of 2018 reduced revenue by $0.6 million. Excluding this impact, revenue increased approximately 3%.

The increase in net sales was driven by growth in our core business, which includes SmartFresh and Harvista, in our Middle East and Africa region, with particular strength in South Africa. We also experienced growth in sales of EthylBloc product, which is used to preserve cut flowers, and in FreshCloud, the Company's newest product offering. Additionally, Tecnidex performed well, growing 5% overall on a constant currency basis, driven by 18% constant currency growth in our fungicide, waxes and coatings business, partially offset by a decline in our equipment business due to timing of order delivery. In the Latin America region, the Company's core business was impacted by a delayed season. We also realized our first commercial sales of Harvista in Australia.

Cost of Sales

Cost of sales was $11.3 million for the three months ended March 31, 2019 as compared to $10.8 million for the three months ended March 31, 2018. Gross profit margin was 70.9% for the three months ended March 31, 2019 versus 71.7% for the three months ended March 31, 2018.  The change was in line with our expectations, and mostly due to foreign exchange and product mix.

Research and Development Expenses

Research and development expenses were $3.9 million and $3.1 million, respectively, for the three months ended March 31, 2019 and March 31, 2018.  The increase in research and development expenses was primarily driven by $0.5 million of severance costs associated with ongoing cost optimization initiatives along with timing of project expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15.9 million for the three months ended March 31, 2019 compared to $16.3 million for the three months ended March 31, 2018, a decrease of 2.5%. Included in selling, general and administrative expenses were $3.2 million in the current year and $2.0 million in the prior year of costs associated with non-recurring items that include M&A and litigation along with severance. Excluding these items, selling general and administrative expenses decreased approximately 12% over the same period last year.

Amortization of Intangibles

Amortization of intangible assets was $11.6 million for the three months ended March 31, 2019 compared to $10.9 million for the three months ended March 31, 2018.

Change in Fair Value of Contingent Consideration

The Company recorded a $0.2 million gain in the three months ended March 31, 2019 related to a change in the fair value of contingent consideration, as compared to a $0.1 million gain in the three months ended March 31, 2018. As discussed in Note 3 of the unaudited condensed consolidated financial statements, pursuant to the Company’s business combination with The Dow Chemical Company (“Dow”) that was consummated on July 31, 2015 (the “Business Combination"), the Company entered into various forms of contingent consideration, including the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings.

Interest Expense, Net

Interest expense was $8.7 million for the three months ended March 31, 2019, as compared to $8.4 million for the three months ended March 31, 2018.

(Loss) gain on foreign currency

Loss on foreign currency was $0.4 million for the three months ended March 31, 2019, as compared to a $1.9 million gain for the three months ended March 31, 2018.

Income Taxes

Income tax benefit was $0.6 million for the three months ended March 31, 2019 compared to income tax expense of $3.6 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, certain losses occurred that did not receive a tax benefit. The cumulative unbenefited losses relate to the elimination of intercompany profit in inventory. There were also changes in valuation allowances within the Japan, Netherlands, and Turkey tax jurisdictions. In addition to the unbenefited losses, certain provisions of the TCJA impacted the Company. The limitation and deductibility of U.S. interest expense, and the inclusion of GILTI reduced the overall tax benefit for the Company.

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

The following is reconciliation between the non-GAAP financial measure of EBITDA to its most directly comparable GAAP financial measure, net loss:

(in thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
GAAP net loss including non-controlling interests	$(12,585)	$(12,876)
(Benefit) provision for income taxes	(587)	3,570
Interest expense(1)	8,745	8,355
Depreciation and amortization	12,061	11,273
Non-GAAP EBITDA	$7,634	$10,322
———————————————————————————————
(1) Interest on the term loan and accretion for debt discounts, debt issuance costs and contingent consideration.

Liquidity and Capital Resources

Cash Flow

(in thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net cash provided by operating activities	8,978	3,417
Net cash used in investing activities	(2,836)	(1,905)
Net cash used in financing activities	(722)	(11,407)

Cash provided by operating activities was $9.0 million for the three months ended March 31, 2019, as compared to cash provided by operating activities of $3.4 million for the three months ended March 31, 2018. In 2019, net loss before non-cash depreciation and amortization and changes in fair value of contingent consideration (including accretion) was $0.6 million. Other non-cash charges included stock-based compensation of $0.6 million, $0.6 million of deferred financing costs, a $1.8 million decrease in the net deferred taxes, interest income recognized on the interest rate swap of $(0.4) million, and other non-cash items of $(0.3) million. Additionally, the change in net operating assets was $9.7 million in 2019. For the three months ended March 31, 2018, net income before non-cash depreciation and amortization and changes in fair value of contingent consideration (including accretion) was $(1.5) million. Other non-cash charges included stock-based compensation of $0.6 million, $0.6 million of deferred financing costs, a $3.6 million increase in net deferred tax asset, and other non-cash items of $0.4 million. Additionally, the change in net operating assets was $(0.4) million for the three months ended March 31, 2018.
Cash used in investing activities was $(2.8) million for the three months ended March 31, 2019, as compared to $(1.9) million for the three months ended March 31, 2018. Cash used in investing activities in 2019 was for the purchase of fixed assets and leasehold improvements of $(2.6) million and for other investments of $(0.3) million. Cash used in 2018 was for the purchase of fixed assets and leasehold improvements of $(1.9) million.

Cash used in financing activities was $(0.7) million for the three months ended March 31, 2019, as compared to $(11.4) million for the three months ended March 31, 2018. Cash used in financing activities in 2019 was for the repayment of debt in the amount of $(0.7) million. Cash used in 2018 was for the repayment of debt in the amount of $(1.4) million and the $(10.0) million payment related to the Dow liabilities settlement.

Liquidity

At March 31, 2019, we had $40.0 million of cash and cash equivalents, compared to $34.9 million at December 31, 2018.

Term Loan

On July 31, 2015, certain of our subsidiaries entered into a Credit Agreement with Bank of Montreal, as administrative agent (the “Credit Facility”). The Credit Facility consists of a $425.0 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a revolving loan facility (the “Revolving Loan”). On January 31, 2019, the Revolving Loan was amended to reduce the total availability from $25.0 to $12.5, extend the maturity date from July 31, 2019 to December 31, 2020 and to amend certain financial covenants. The Revolving Loan includes a $10.0 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan has a scheduled maturity date of December 31, 2020. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75%, or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries, and (b) AF Solutions Holdings, including the common stock of AgroFresh Inc.

The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to Rohm and Haas Company, a subsidiary of Dow, in connection with the Business Combination. Amounts available under the Revolving Loan may also be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Facility.

As of March 31, 2019, the Company was in compliance with the senior secured net leverage covenant and the other covenants in the facility.

As of the Closing Date the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The accretion in interest expense during the three months ended March 31, 2019 and 2018 was approximately $0.6 million and $0.6 million, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2019, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than as detailed below. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Ownership of our securities involves a high degree of risk. Holders of our securities should carefully consider, in addition to the historical financial statements and related notes and other information set forth in this Report, the risk factors discussed in Part I - Item 1A - Risk Factors included in our 2018 Form 10-K, all of which could materially affect our business or future results. There have been no material changes to the risk factors disclosed in our 2018 Form 10-K. If any of the risks or uncertainties described in any of such risk factors actually occur, our business, financial condition and operating results could be adversely affected in a material way. This could cause the trading prices of our securities to decline, perhaps significantly, and you may lose part or all of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.		Description
3.1	(1)	Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2015.
3.2	(4)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation.
3.3	(1)	Series A Certificate of Designation.
3.4	(2)	Amended and Restated Bylaws.
3.5	(3)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of September 3, 2015.
3.6	(5)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of November 2, 2017.
4.1	(1)	Specimen Common Stock Certificate.
4.2	(1)	Specimen Warrant Certificate.
10.1	(6)	Amendment No. 2 to the Credit Agreement dated July 31, 2015.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

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
(6) Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on February 1, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AgroFresh Solutions, Inc.
Date:	May 7, 2019

/s/ Jordi Ferre
By:	Jordi Ferre
Title:	Chief Executive Officer

/s/ Graham Miao
By:	Graham Miao
Title:	Chief Financial Officer