Form 10-Q
period 2019-06-30
AgroFresh Solutions, Inc.
filed 2019-08-08
CIK 1592016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
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
The number of shares of common stock outstanding as of August 1, 2019 was 51,442,695.

PART I - FINANCIAL INFORMATION
AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2019	December 31, 2018

ASSETS
Current Assets:
Cash and cash equivalents	$35,866	$34,852
Accounts receivable, net of allowance for doubtful accounts of $2,603 and $2,336, respectively	49,054	67,942
Inventories	24,914	24,807
Other current assets	15,316	15,608
Total current assets	125,150	143,209
Property and equipment, net	14,453	13,289
Goodwill	6,322	6,670
Intangible assets, net	688,452	711,967
Deferred income tax assets	9,193	7,332
Other assets	23,218	16,820
TOTAL ASSETS	$866,788	$899,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,528	$7,530
Current portion of long-term debt	5,860	6,419
Income taxes payable	4,331	4,815
Accrued expenses and other current liabilities	41,646	45,340
Total current liabilities	63,365	64,104
Long-term debt	399,272	400,309
Other noncurrent liabilities	39,607	32,066
Deferred income tax liabilities	23,110	30,232
Total liabilities	525,354	526,711

Commitments and contingencies (see Note 19)
Stockholders’ equity:
Common stock, par value $0.0001; 400,000,000 shares authorized, 51,620,770 and 51,071,573 shares issued and 50,959,389 and 50,410,192 outstanding at June 30, 2019 and December 31, 2018, respectively	5	5
Preferred stock; par value $0.0001, 1 share authorized and outstanding	—	—
Treasury stock; par value $0.0001, 661,381 shares at June 30, 2019 and December 31, 2018, respectively	(3,885)	(3,885)
Additional paid-in capital	537,259	535,819
Accumulated deficit	(173,677)	(138,789)
Accumulated other comprehensive loss	(26,473)	(28,837)
Total AgroFresh stockholders’ equity	333,229	364,313
Non-controlling interest	8,205	8,263
Total stockholders' equity	341,434	372,576
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$866,788	$899,287

 See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net sales	$21,183	$18,420	$60,123	$56,771
Cost of sales (excluding amortization, shown separately below)	6,289	5,402	17,624	16,248
Gross profit	14,894	13,018	42,499	40,523
Research and development expenses	3,257	3,733	7,154	6,802
Selling, general, and administrative expenses	16,148	15,609	32,046	31,920
Amortization of intangibles	11,766	11,402	23,382	22,341
Impairment of long lived assets	992	—	992	—
Change in fair value of contingent consideration	167	98	357	236
Operating loss	(17,436)	(17,824)	(21,432)	(20,776)
Other (expense) income	(26)	538	(38)	608
(Loss) gain on foreign currency exchange	(2,519)	3,272	(2,938)	5,203
Interest expense, net	(8,670)	(8,763)	(17,415)	(17,118)
Loss before income taxes	(28,651)	(22,777)	(41,823)	(32,083)
Benefit for income taxes	(6,290)	(4,375)	(6,877)	(805)
Net loss including non-controlling interests	$(22,361)	$(18,402)	(34,946)	(31,278)
Less: Net income attributable to non-controlling interests	(92)	(18)	(58)	73
Net loss attributable to AgroFresh Solutions, Inc	$(22,269)	$(18,384)	(34,888)	(31,351)

Net loss per share:
Basic	$(0.45)	$(0.37)	$(0.70)	$(0.63)
Diluted	$(0.45)	$(0.37)	$(0.70)	$(0.63)
Weighted average shares outstanding:
Basic	50,146,513	49,864,822	50,094,822	49,814,744
Diluted	50,146,513	49,864,822	50,094,822	49,814,744

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net loss	$(22,361)	(18,402)	$(34,946)	(31,278)
Other comprehensive (loss) income:
Unrealized gain on hedging activity, net of tax of $238 and $832, respectively	—	843	—	2,970
Recognition of gain on hedging activity reclassified to net loss, net of tax of $78 and $157, respectively	(278)	—	(556)	—
Foreign currency translation adjustments	7,223	(16,064)	2,920	(13,035)
Comprehensive loss	$(15,416)	$(33,623)	$(32,582)	$(41,343)

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, December 31, 2018	1	$—	51,071,573	$5	$(3,885)	$535,819	$(138,789)	$(28,837)	$8,263	$372,576
Stock-based compensation	—	—	—	—	—	1,440	—	—	$—	$1,440
Issuance of stock, net of forfeitures	—	—	549,197	—	—	—	—	—	$—	$—
Comprehensive (loss) gain	—	—	—	—	—	—	(34,888)	2,364	$(58)	$(32,582)
Balances, June 30, 2019	1	$—	51,620,770	$5	$(3,885)	$537,259	$(173,677)	$(26,473)	$8,205	$341,434

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, March 31, 2019	1	$—	51,425,734	$5	$(3,885)	$536,407	$(151,408)	$(33,418)	$8,297	$355,998
Stock-based compensation	—	—	—	—	—	852	—	—	$—	$852
Issuance of stock, net of forfeitures	—	—	195,036	—	—	—	—	—	$—	$—
Comprehensive (loss) gain	—	—	—	—	—	—	(22,269)	6,945	$(92)	$(15,416)
Balances, June 30, 2019	1	$—	51,620,770	$5	$(3,885)	$537,259	$(173,677)	$(26,473)	$8,205	$341,434

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, December 31, 2017	1	$—	51,002,234	$5	$(3,885)	$533,015	$(108,729)	$(12,769)	$8,443	$416,080
Stock-based compensation	—	—	—	—	—	1,740	—	—	$—	$1,740
Issuance of stock, net of forfeitures	—	—	146,109	—	—	—	—	—	$—	$—
Comprehensive (loss) gain	—	—	—	—	—	—	(31,351)	(10,065)	$73	$(41,343)
Balances, June 30, 2018	1	$—	51,148,343	$5	$(3,885)	$534,755	$(140,080)	$(22,834)	$8,516	$376,477

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, March 31, 2018	1	$—	51,055,747	$5	$(3,885)	$533,524	$(121,696)	$(7,613)	$8,534	$408,869
Stock-based compensation	—	—	—	—	—	1,231	—	—	—	1,231
Issuance of stock, net of forfeitures	—	—	92,596	—	—	—	—	—	—	—
Comprehensive (loss) gain	—	—	—	—	—	—	(18,384)	(15,221)	(18)	(33,623)
Balances, June 30, 2018	1	$—	51,148,343	$5	$(3,885)	$534,755	$(140,080)	$(22,834)	$8,516	$376,477

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(in thousands)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Cash flows from operating activities:
Net loss	$(34,946)	$(31,278)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24,336	22,953
Provision for bad debts	309	182
Stock-based compensation	1,440	1,900
Pension expense	—	64
Impairment of intangible assets	992	—
Amortization of deferred financing costs	1,409	1,214
Interest income on interest rate swap	(713)	—
Accretion of contingent consideration	1,772	2,043
Change in fair value of contingent consideration	357	236
Deferred income taxes	(8,203)	(506)
Loss on sales of property	31	—
Other	—	114
Changes in operating assets and liabilities:
Accounts receivable	21,393	27,340
Inventories	(1,138)	(5,083)
Prepaid expenses and other current assets	(832)	(8,152)
Accounts payable	4,791	(7,300)
Accrued expenses and other liabilities	(3,739)	(8,434)
Income taxes payable	(457)	(1,216)
Other assets and liabilities	(675)	2,098
Net cash provided by (used in) operating activities	6,127	(3,825)
Cash flows from investing activities:
Cash paid for property and equipment	(3,269)	(2,327)
Asset Acquisition	—	(1,587)
Other investments	(250)	—
Net cash used in investing activities	(3,519)	(3,914)
Cash flows from financing activities:
Payment of Dow liabilities settlement	—	(10,000)
Repayment of long-term debt	(2,805)	(3,330)
Net cash used in financing activities	(2,805)	(13,330)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,737	(1,688)
Net increase (decrease) in cash and cash equivalents and restricted cash	1,540	(22,757)
Cash and cash equivalents and restricted cash, beginning of period	$34,852	$64,533
Cash and cash equivalents and restricted cash, end of period	$36,392	$41,776

Supplemental disclosures of cash flow information:
Cash paid for:
Cash paid for interest	$10,255	$15,777
Cash paid for income taxes	$2,230	$4,245
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property and equipment	$52	$—
Right of use assets obtained in exchange for new lease liabilities	$296	$—
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$35,866	$41,776
Restricted cash within other current assets	526	—
Total cash and cash equivalents and restricted cash	36,392	41,776

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

Adoption of Highly Inflationary Accounting in Argentina

GAAP requires the use of highly inflationary accounting for countries whose cumulative three-year inflation rate exceeds 100 percent. The Company has been closely monitoring the inflation data and currency volatility in Argentina, where there are multiple data sources for measuring and reporting inflation. In the second quarter of 2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation rate in that country exceeded 100 percent as of June 30, 2018. As a result, the Company has elected to adopt highly inflationary accounting as of July 1, 2018 for its subsidiary in Argentina. Under highly inflationary accounting, the functional currency of the Company's subsidiary in Argentina became the U.S. dollar, and its income statement and balance sheet will be measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on Argentine peso-denominated monetary assets and liabilities will be reflected in earnings. As of June 30, 2019, the Company’s subsidiary in Argentina had a net asset position of $7.5 million. Net sales attributable to Argentina were approximately 11% of the Company’s consolidated net sales for each of the six months ended June 30, 2019 and 2018.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographic region, product and timing of transfer of goods and services. The Company determined that disaggregating revenue into these categories achieves the disclosure objective of depicting how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenues for the three months ended June 30, 2019
(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenue
Product
1-MCP based	$1,191	$3,412	$6,385	$5,300	$16,288
Fungicides, waxes, coatings, sanitizers	—	3,621	695	—	4,316
Other*	177	224	103	75	579
	$1,368	$7,257	$7,183	$5,375	$21,183

Pattern of Revenue Recognition
Products transferred at a point in time	$1,286	$7,062	$7,140	$5,314	$20,802
Services transferred over time	82	195	43	61	381
	$1,368	$7,257	$7,183	$5,375	$21,183

Revenues for the three months ended June 30, 2018
(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenue
Product
1-MCP based	$691	$4,040	$4,432	$4,688	$13,851
Fungicides, waxes, coatings, sanitizers	—	3,345	—	—	3,345
Other*	284	191	90	659	1,224
	$975	$7,576	$4,522	$5,347	$18,420

Pattern of Revenue Recognition
Products transferred at a point in time	$943	$7,516	$4,501	$4,688	$17,648
Services transferred over time	32	60	21	659	772
	$975	$7,576	$4,522	$5,347	$18,420

Revenues for the six months ended June 30, 2019
(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenue
Product
1-MCP based	$3,358	$9,587	$25,824	$9,620	$48,389
Fungicides, waxes, coatings, sanitizers	—	8,508	1260	—	9,768
Other*	735	842	273	116	1,966
	$4,093	$18,937	$27,357	$9,736	$60,123

Pattern of Revenue Recognition
Products transferred at a point in time	$3,576	$18,136	$27,284	$9,642	$58,638
Services transferred over time	517	801	73	94	1,485
	$4,093	$18,937	$27,357	$9,736	$60,123

Revenues for the six months ended June 30, 2018
(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenue
Product
1-MCP based	$2,587	$9,163	$25,379	$9,081	$46,210
Fungicides, waxes, coatings, biocides	—	8,932	—	—	8,932
Other*	383	279	207	760	1,629
	$2,970	$18,374	$25,586	$9,841	$56,771

Pattern of Revenue Recognition
Products and equipment transferred at a point in time	$2,925	$18,311	$25,560	$9,081	$55,877
Services transferred over time	45	63	26	760	894
	$2,970	$18,374	$25,586	$9,841	$56,771

*Other includes FreshCloud, technical services and sales-type leases related to Tecnidex.

———————————————————————————————
(1)         North America includes the United States and Canada.
(2)          EMEA includes Europe, the Middle East, and Africa.
(3)          Latin America includes Argentina, Brazil, Chile, Costa Rica, Colombia, Dominican Republic, Ecuador, Guatemala, Mexico, Peru, and Uruguay.
(4)          Asia Pacific includes Australia, China, India, Japan, New Zealand, the Philippines, South Korea, Taiwan, and Thailand.

Contract Assets and Liabilities

ASC 606 requires an entity to present a revenue contract as a contract asset when the entity performs its obligations under the contract by transferring goods or services to a customer before the customer pays consideration or before payment is due. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The following table presents changes in the Company’s contract assets and liabilities during the six months ended June 30, 2019 and the twelve months ended December 31, 2018:

(in thousands)	Balance at January 1, 2019	Additions	Deductions	Balance at, June 30, 2019
Contract assets:
Unbilled revenue	$1,956	$5,619	$(5,720)	$1,855
Contract liabilities:
Deferred revenue	$1,280	$790	$(1,814)	$256

(in thousands)	Balance at January 1, 2018	Additions	Deductions	Balance at, December 31, 2018
Contract assets:
Unbilled revenue	$739	$7,117	$(5,900)	$1,956
Contract liabilities:
Deferred revenue	$100	$4,428	$(3,248)	$1,280

The Company recognizes contract assets in the form of unbilled revenue in instances where services are performed by the Company but not billed by period end. The Company recognizes contract liabilities in the form of deferred revenue in instances where a customer pays in advance for future services to be performed by the Company. The Company generally receives payments from its customers based on standard terms and conditions. No significant changes or impairment losses occurred to contract balances during the three months ended June 30, 2019. Amounts reclassified from unbilled revenue to accounts receivable for the six months ended June 30, 2019 and for the year ended December 31, 2018 were $5.7 million and $5.9 million, respectively. Amounts reclassified from deferred revenue to revenue for the six months ended June 30, 2019 and the year ended December 31, 2018 were $1.8 million and $3.2 million, respectively.

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

The Company also elected to apply practical expedients applicable to the Company in the updated guidance for transition for leases in effect at adoption. The adoption of the updated guidance resulted in the Company recognizing a right-of-use asset of $7.3 million as part of other assets and a lease liability of $7.3 million as part of other current liabilities and other long-term liabilities in the consolidated balance sheet as of January 1, 2019. This represents non-cash activity as of the adoption date. The cumulative effect adjustment to the opening balance of retained earnings was zero. The adoption of the updated guidance did not have a material effect on the Company’s results of operations or liquidity.

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

The Company incurred expenses for such services for the six months ended June 30, 2019 and June 30, 2018 as follows:

(in thousands)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Ongoing costs of transition services agreement	$30	$168
Other expenses	—	1,415
Total incurred expenses	$30	$1,583

As of June 30, 2019 and June 30, 2018, the Company had an outstanding payable to Dow of $0.0 million and $1.1 million, respectively.

Refer to Note 3 regarding the contingent consideration owed to Dow as part of the Business Combination, as well as certain other agreements entered into in connection with the Business Combination.

In addition, during 2016, the Company made a minority investment in RipeLocker, LLC ("RipeLocker"), a company led by George Lobisser, a director of the Company. In February 2019, the Company made a further minority investment in RipeLocker. On November 29, 2016, the Company entered into a Mutual Services Agreement (the “Services Agreement”) with George Lobisser and RipeLocker. Pursuant to the Services Agreement, (i) the Company agreed to provide RipeLocker with technical support, in the form of access to the Company’s research and development personnel for a specified number of hours for purposes of providing advice and input relating to RipeLocker’s products and services, and (ii) Mr. Lobisser agreed to provide consulting services to the Company as may be reasonably requested by the Company from time to time. The Services Agreement provided for Mr. Lobisser to receive a consulting fee of $5,000 per full day for time spent performing consulting services under the Services Agreement (pro-rated for any partial day), plus reimbursement for out-of-pocket expenses, provided that for each hour of technical support provided by the Company to RipeLocker, Mr. Lobisser agreed to provide one-half hour of consulting services for no consideration. In February 2017, the Company and Mr. Lobisser agreed to substantially curtail any mutual consulting services to be provided under the Services Agreement, and that any further services would be provided at no charge. For the six months ended June 30, 2019, there were no material amounts paid and as of June 30, 2019, there were no material amounts owed to RipeLocker or Mr. Lobisser for consulting services.

5. Inventories

Inventories at June 30, 2019 and December 31, 2018 consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Raw material	$3,656	$1,286
Work-in-process	4,060	4,749
Finished goods	16,082	17,535
Supplies	1,116	1,237
Total inventories	$24,914	$24,807

6.  Other Current Assets

The Company's other current assets at June 30, 2019 and December 31, 2018 consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
VAT receivable	$7,965	$7,854
Prepaid income tax asset	5,420	5,090
Prepaid and other current assets	1,931	2,664
Total other current assets	$15,316	$15,608

7. Property and Equipment

Property and equipment at June 30, 2019 and December 31, 2018 consisted of the following:

(in thousands, except for useful life data)	Useful life (years)	June 30, 2019	December 31, 2018
Leasehold improvements	7-20	$5,961	$4,647
Machinery & equipment	1-12	10,279	8,193
Furniture	1-12	2,595	2,712
Construction in progress		2,416	1,744
		21,251	17,296
Less: accumulated depreciation		(6,798)	(4,007)
Total property and equipment, net		$14,453	$13,289

Depreciation expense was $0.5 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and $1.0 million and $0.7 million, for the six months ended June 30, 2019 and 2018, respectively. Depreciation expense is recorded in cost of sales, selling, general and administrative expense and research and development expense in the condensed consolidated statements of operations.

8. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2019 and the twelve months ended December 31, 2018 were as follows:

(in thousands)	June 30, 2019	December 31, 2018
Balance as of Beginning balance	$6,670	$9,402
Measurement period adjustment	—	(2,807)
Foreign currency translation	(348)	75
Balance as of Ending balance	$6,322	$6,670

See Note 3 for a description of the measurement period adjustment.

The Company’s intangible assets at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019				December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Other intangible assets:
Developed technology	$761,754	$(155,919)	$—	$605,835	$759,290	$(134,151)	$—	$625,139
In-process research and development	39,000	(6,155)	—	32,845	39,000	(5,055)	—	33,945
Trade name	26,772	—	—	26,772	28,507	—	(2,600)	25,907
Service provider network	2,000	—	—	2,000	2,000	—	—	2,000
Customer relationships	18,246	(1,601)	—	16,645	19,872	(2,198)	—	17,674
Software	8,131	(2,834)	(992)	4,305	9,405	(2,161)	—	7,244
Other	100	(50)	—	50	100	(42)	—	58
Total intangible assets	$856,003	$(166,559)	$(992)	$688,452	$858,174	$(143,607)	$(2,600)	$711,967

During the Company's annual impairment testing conducted for the year ended December 31, 2018, the Company recorded an impairment charge of $2.6 million on its SmartFresh trade name. During the three months ended June 30, 2019, the Company had an impairment charge of $1.0 associated with the Verigo software following a partnership agreement with a new technology provider.

At June 30, 2019, the weighted-average amortization period remaining for the finite-lived intangible assets was 15.6 years. At June 30, 2019, the weighted-average amortization periods remaining for developed technology, customer relationships, in-process R&D, software and other was 15.8, 13.2, 15.3, 1.7, and 3.0 years, respectively.

Estimated annual amortization expense for finite-lived intangible assets subsequent to June 30, 2019 is as follows:

(in thousands)	Amount
2019 (remaining)	$21,785
2020	43,545
2021	43,295
2022	43,150
2023	43,142
Thereafter	464,763
Total	$659,680

Amortization expense for intangible assets was $11.8 million and $11.4 million for the three months ended June 30, 2019 and 2018, respectively, and $23.4 million and $22.3 million, for the six months ended June 30, 2019 and 2018, respectively.

9. Accrued and Other Current Liabilities

The Company’s accrued and other current liabilities at June 30, 2019 and December 31, 2018 consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Tax amortization benefit contingency	$11,098	$11,098
Additional consideration due seller	772	379
Accrued compensation and benefits	7,962	10,192
Accrued rebates payable	7,015	3,616
Insurance premium financing payable	13	721
Severance	972	971
Deferred revenue	256	1,280
Accrued taxes	3,383	5,316
Accrued interest	5,254	—
Lease liability	1,545	—
Other	3,376	11,767
Total accrued and other current liabilities	$41,646	$45,340

Other current liabilities include primarily professional services, litigation and research and development accruals.

10. Debt

The Company’s debt, net of unamortized discounts and deferred financing fees, at June 30, 2019 and December 31, 2018 consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Total Term Loan outstanding	$404,010	$403,957
Tecnidex loan outstanding	1,122	2,771
Less: Amounts due within one year	5,860	6,419
Total long-term debt due after one year	$399,272	$400,309

At June 30, 2019, the Company evaluated the amount recorded under the Term Loan (defined below) and determined that the fair value was approximately $384.8 million. The fair value of the debt is based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.

The Term Loan is presented net of deferred issuance costs, which are amortized using the effective interest method over the term of the Term Loan. Gross deferred issuance costs at the inception of the Term Loan were $12.9 million and as of June 30, 2019 there were $5.1 million of unamortized deferred issuance costs.

Scheduled principal repayments of debt subsequent to June 30, 2019 are as follows:

(in thousands)	Amount
2019 (remaining)	$3,735
2020	4,825
2021	401,625
Total	$410,185

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

The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to R&H in connection with the Business Combination. Amounts available under the Revolving Loan may also be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Agreement. At June 30, 2019, there was $409.1 million outstanding under the Term Loan and no balance outstanding under the Revolving Loan.

As of the Closing Date, the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The interest expense related to the amortization of the debt issuance costs during the three and six months ended June 30, 2019 was approximately $0.6 million and $1.1 million, respectively. The interest expense related to the amortization of the debt issuance costs during the three and six months ended June 30, 2018 was approximately $0.6 million and $1.2 million, respectively.

Certain restrictive covenants are contained in the Credit Facility, which includes the Revolving Loan, and the Company was in compliance with these covenants as of June 30, 2019. The Company had full availability to draw under the Revolving Loan as of June 30, 2019.

Beginning with the year ended December 31, 2016, the Company is required to prepay Term Loan Borrowings and Incremental Term Loan Borrowings in an aggregate amount equal to 50% of the "Excess Cash Flow" (as defined in the Credit Facility) for the fiscal year; provided that such amount of the Excess Cash Flow in any fiscal year shall be reduced by (i) the aggregate amount of prepayments of Term Loans and Incremental Term Loans made, (ii) to the extent accompanied by permanent reductions of Revolving Commitments, the aggregate amount of prepayments of Revolving Loans (other than prepayments financed with the proceeds of Indebtedness), and (iii) repaid borrowings of Revolving Loans made on the Effective Date to account for any additional original issue discount or upfront fees that are implemented pursuant to the Fee Letter provided further that, prepayments of Term Loan Borrowings and Incremental Term Loan Borrowings shall only be required if 50% of the Excess Cash Flow for such fiscal year exceeds $5.0 million. There are no amounts due under this provision as of June 30, 2019.

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

Lease expense is primarily included in general and administrative expenses in the condensed consolidated statements of operations. Additional information regarding the Company's operating leases is as follows:

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating Lease Cost
Operating leases	$657	$1,258
Short-term leases (1)	16	47
Total lease expense	$673	$1,305
(1) Leases with an initial term of twelve months or less are not recorded on the balance sheet.

Other information on operating leases
Cash payments included in operating cash flows	$609
Weighted average discount rate	9.42%
Weighted average remaining lease term in years	5.75

The following table presents the contractual maturities of the Company's lease liabilities as of June 30, 2019:

(in thousands)	Lease Liability
Remainder of 2019	$1,148
2020	1,908
2021	1,646
2022	1,488
2023	1,284
2024 and thereafter	2,383
Total undiscounted lease payments	$9,857
Less: present value adjustment	2,803
Operating lease liability	$7,054

The following table presents the future minimum lease payments as of December 31, 2018 under noncancellable operating leases:

(in thousands)	Future lease Payments
2019	$3,413
2020	2,058
2021	1,790
2022	1,640
2023	1,242
Thereafter	2,396
Total	$12,539
12. Other Noncurrent Liabilities

The Company’s other noncurrent liabilities at June 30, 2019 and December 31, 2018 consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Tax amortization benefit contingency	$31,141	$29,369
Lease liability	5,509	—
Other (1)	2,957	2,697
Total other noncurrent liabilities	$39,607	$32,066
(1) Other noncurrent liabilities include long-term rebates and deferred rent.

13. Severance

Severance expense was $0.2 million and $0.0 million for the three months ended June 30, 2019 and 2018, respectively, and $0.7 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively. This amount, which does not include stock compensation expense, was recorded in selling, general and administrative expense in the condensed consolidated statements of loss. As of each of June 30, 2019 and December 31, 2018, the Company had $1.0 million severance liability.

14. Stockholders’ Equity

The authorized common stock of the Company consists of 400,000,000 shares with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of June 30, 2019, there were 50,959,389 shares of common stock outstanding. As of June 30, 2019, there were warrants to purchase 15,983,072 shares of the Company’s common stock outstanding at a strike price of $11.50. Of the 15,983,072 warrants, 9,823,072 were issued as part of the units sold in the Company's initial public offering in February 2014 (1,201,928 warrants were subsequently repurchased during 2015) and 6,160,000 warrants were sold in a private placement at the time of such public offering.

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

15. Stock-based Compensation

Within July 2015, the Company adopted the 2015 Incentive Compensation Plan (as amended, the “Plan”), pursuant to which the Compensation Committee of the Company is authorized to grant up to 7,150,000 shares to officers and employees of the Company, in the form of equity-based awards, including time or performance based options and restricted stock.

In June 2019, the Company's shareholders approved the 2019 Employee Stock Purchase Plan (the "ESPP") which is effective July 1, 2019. 500,000 shares of common stock are reserved for issuance under the ESPP. As of June 30, 2019, no shares had been issued under the ESPP.

Stock compensation expense for equity-classified and liability-classified awards for the three and six months ended June 30, 2019 was $0.6 million and $1.2 million, respectively. Stock compensation expense for equity-classified and liability-classified awards for the three and six months ended June 30, 2018 was $1.3 million and $1.9 million, respectively. Stock compensation expense is recognized in cost of goods sold, selling, general and administrative expenses, and research and development expenses. At June 30, 2019, there was $5.1 million of unrecognized compensation cost relating to outstanding unvested equity instruments expected to be recognized over the weighted average period of 2.1 years.

16. Earnings Per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Due to the loss for the six months ended June 30, 2019, dilutive loss per share is the same as basic loss per share as the adjustment for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock and warrants would be anti-dilutive.

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net loss per common share:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Basic weighted-average common shares outstanding	50,146,513	49,864,822	50,094,822	49,814,744
Effect of dilutive options, performance stock units and restricted stock	—	—	—	—
Diluted weighted-average shares outstanding	50,146,513	49,864,822	50,094,822	49,814,744

Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists, when the exercise price exceeds the average closing price of the Company's common stock during the period, or for contingently issued shares, if the contingency is not met at the end of the reporting period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following represents amounts that could potentially dilute basic earnings per share in the future:

(in thousands, except share data)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Stock-based compensation awards(1):
Stock options	—	613,243	—	613,243
Restricted stock to non-directors	188,168	480,323	212,271	400,546
Restricted stock to directors	148,284	69,495	140,106	69,018
Warrants:
Private placement warrants	6,160,000	6,160,000	6,160,000	6,160,000
Public warrants	9,823,072	9,823,072	9,823,072	9,823,072
———————————————————————————————
(1)          SARs and Phantom Shares are payable in cash so will have no impact on number of shares

Warrants and options are considered anti-dilutive and excluded when the exercise price exceeds the average market value of the Company’s common stock price during the applicable period.

17. Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign incomes taxes. The effective tax rates for the periods ended June 30, 2019, and June 30, 2018, reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in the U.S. and various other jurisdictions outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

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

The Company's effective tax rate for the three and six months ended June 30, 2019 was 22.0% and 16.4%, respectively, compared to the effective tax rate for the three and six months ended June 30, 2018 of 19.2% and 2.5%, respectively.

The effective tax rate for the six months ended June 30, 2019 differs from the U.S. statutory tax rate of 21%, due to a change in the valuation allowance related to deferred tax assets that are not able to be realized and other unbenefited losses. The overall income tax benefit grew in 2019 compared to 2018, due to higher losses in jurisdictions where income tax benefits are recognized on their corresponding losses.The cumulative unbenefited losses related to the elimination of intercompany profit in inventory, and the changes in the valuation allowance related to the Japan, Netherlands, and Turkey jurisdictions where there is not sufficient evidence to support future taxable income. In addition to the changes in valuation allowances, the effective tax rate is impacted by certain provisions of the TCJA. The limitation and deductibility of U.S. interest expense reduced the overall tax benefit for the Company.

18. Segment Information

The authoritative guidance for disclosures about segments of an enterprise establishes standards for reporting information about segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. We currently operate and manage our business as two operating segments. Our chief operating decision-makers allocate resources and assess performance of the business for each segment. Accordingly, we consider ourselves to have two operating and reportable segments (i) AgroFresh core and (ii) Tecnidex. AgroFresh core business is providing produce preservation and waste reduction solutions for growers and packers. Its products include SmartFresh, Harvista, Ripelock and FreshCloud. Tecnidex is a provider of fungicides, sanitizers, waxes, and coatings primarily focused on the citrus market.

Our chief operating decision-makers do not evaluate operating segments using asset or liability information. The following table presents a breakdown of our revenues and gross profit based on reportable segments for the three and six months ended June 30, 2019 and 2018.

(in thousands)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
AgroFresh Core
Revenues	$16,867	$15,075	$50,355	$47,839
Gross Profit	13,364	11,845	38,497	36,709
Tecnidex
Revenues	4,316	3,345	9,768	8,932
Gross Profit	1,530	1,173	4,002	3,814
Total Revenues	$21,183	$18,420	$60,123	$56,771
Total Gross Profit	$14,894	$13,018	$42,499	$40,523

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

20. Fair Value Measurements

Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2019:

(in thousands)	Level 1	Level 2	Level 3	Total
Tax amortization benefit contingency(1)	$—	$—	$42,239	$42,239
Contingent consideration(2)	—	—	772	772
Liability-classified stock compensation(3)	—	—	144	144
Total	$—	$—	$43,155	$43,155

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2018:

(in thousands)	Level 1	Level 2	Level 3	Total
Tax amortization benefit contingency(1)	$—	$—	$40,467	$40,467
Contingent consideration(2)	—	—	379	379
Liability-classified stock compensation(3)	—	—	550	550
Total	$—	$—	$41,396	$41,396

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
(3) The fair value of the stock appreciation rights was measured using a Black Scholes pricing model during the six months ended June 30, 2019. The fair value of time based phantom shares is based on the fair value of the Company's common stock. The fair value of performance based phantom shares was measured using Monte Carlo pricing model during the six months ended June 30, 2019. The valuation technique used did not change during the six months ended June 30, 2019.

There were no transfers between Level 1 and Level 2 and no transfers out of Level 3 of the fair value hierarchy during the six months ended June 30, 2019.

At June 30, 2019, the Company evaluated the amount recorded under the Term Loan and determined that the fair value was approximately $384.8 million. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following table presents the changes during the period presented in our Level 3 financial instrument liabilities that are measured at fair value on a recurring basis.

(in thousands)	Tax amortization benefit contingency	Contingent consideration related to acquisition	Liability-classified stock compensation	Total
Balance, December 31, 2018	$40,467	$379	$550	$41,396
Accretion	1,772	—	—	1,772
Tecnidex earnout activity	—	393	—	393
Stock compensation activity	—	—	(406)	(406)
Balance, June 30, 2019	$42,239	$772	$144	$43,155

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

To continue to evolve and increase the value we provide to our customers, AgroFresh offers our FreshCloudTM suite of produce monitoring and screening solutions. FreshCloud is the culmination of our decades-long history of innovation and scientific know-how in the physiology of fruits and vegetables. FreshCloud consists of both enhancements to our existing service offerings, as well as new innovations. FreshCloud Storage InsightsTM, the next generation of AdvanStore, combines proprietary sensor technology and data analytics in the storage room to offer customers real-time access to unique insights into the condition of their stored fruit. FreshCloud Predictive ScreeningTM, which predicts the risk of disorder development during storage by analyzing gene expression at commercial harvest, allows for more informed storage management decisions. FreshCloud Transit InsightsTM combines sensor technology and algorithms to provide insights as to the condition and quality of fruit during transit.

AgroFresh’s business is highly seasonal, driven by the timing of harvests in the northern and southern hemispheres. The first half of the year is when the southern hemisphere harvest occurs, and the second half of the year is when the northern hemisphere harvest occurs. Since the northern hemisphere harvest of apples, our primary crop, is typically larger, a significant portion of our sales and profits are historically generated in the second half of the year. In addition to this seasonality, factors such as weather patterns may impact the timing of the harvest within the two halves of the year.

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

Results of Operations

The following table summarizes the results of operations for the three and six months ended June 30, 2019 and June 30, 2018:

(in thousands)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net sales	$21,183	$18,420	$60,123	$56,771
Cost of sales (excluding amortization, shown separately below)	6,289	5,402	17,624	16,248
Gross profit	14,894	13,018	42,499	40,523
Research and development expenses	3,257	3,733	7,154	6,802
Selling, general, and administrative expenses	16,148	15,609	32,046	31,920
Amortization of intangibles	11,766	11,402	23,382	22,341
Impairment of long lived assets	992	—	992	—
Change in fair value of contingent consideration	167	98	357	236
Operating loss	(17,436)	(17,824)	(21,432)	(20,776)
Other (expense) income	(26)	538	(38)	608
(Loss) gain on foreign currency exchange	(2,519)	3,272	(2,938)	5,203
Interest expense, net	(8,670)	(8,763)	(17,415)	(17,118)
Loss before income taxes	(28,651)	(22,777)	(41,823)	(32,083)
Benefit for income taxes	(6,290)	(4,375)	(6,877)	(805)
Net loss including non-controlling interests	$(22,361)	$(18,402)	(34,946)	(31,278)
Less: Net (loss) income attributable to non-controlling interests	(92)	(18)	(58)	73
Net loss attributable to AgroFresh Solutions, Inc	(22,269)	(18,384)	(34,888)	(31,351)

Comparison of Results of Operations for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Net Sales

Net sales were $21.2 million for the three months ended June 30, 2019, as compared to net sales of $18.4 million for the three months ended June 30, 2018, an increase of 15.0%. The impact of the change in foreign currency exchange rates compared to the second quarter of 2018 reduced revenue by $0.5 million. Excluding this impact, revenue increased approximately 17%.

Within the Company’s core business, the increase in net sales was primarily driven by growth of Harvista in North America and Latin America, followed by growth of SmartFresh in Latin America as a late season shifted revenue into the second quarter. Tecnidex realized 29% growth, with an emphasis in Europe. Additionally, the Company experienced growth in its EthylBloc product and traction within its new FreshCloud analytics platform during the second quarter.

Cost of Sales

Cost of sales was $6.3 million for the three months ended June 30, 2019 as compared to $5.4 million for the three months ended June 30, 2018. Gross profit margin was 70.3% for the three months ended June 30, 2019 versus 70.7% for the three months ended June 30, 2018. The change was in line with our expectations, and mostly due to a higher percentage of Harvista and Tecnidex revenue.

Research and Development Expenses

Research and development expenses were $3.3 million and $3.7 million, respectively, for the three months ended June 30, 2019 and June 30, 2018. The decrease in research and development expenses was primarily driven by timing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.1 million for the three months ended June 30, 2019 compared to $15.6 million for the three months ended June 30, 2018, an increase of 3.5%. Included in selling, general and administrative expenses were $2.0 million in the current year and $0.9 million in the prior year of costs associated with non-recurring items that include

M&A and litigation along with severance. Excluding these items, selling general and administrative expenses decreased approximately 3.7% over the same period last year driven by ongoing cost optimization initiatives.

Amortization of Intangibles

Amortization of intangible assets was $11.8 million for the three months ended June 30, 2019 compared to $11.4 million for the three months ended June 30, 2018.

Impairment of Intangibles

During the three months ended June 30, 2019, the Company recorded an impairment charge of $1.0 million associated with the Verigo software following a partnership agreement with a new technology provider. There were no indicators of impairment during the three months ended June 30, 2018.

Change in Fair Value of Contingent Consideration

The Company recorded a $0.2 million loss in the three months ended June 30, 2019 related to a change in the fair value of contingent consideration, as compared to a $0.1 million loss in the three months ended June 30, 2018. As discussed in Note 3 of the unaudited condensed consolidated financial statements, pursuant to the Company’s business combination with The Dow Chemical Company (“Dow”) that was consummated on July 31, 2015 (the “Business Combination"), the Company entered into various forms of contingent consideration, including the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings.

Interest Expense, Net

Interest expense was $8.7 million for the three months ended June 30, 2019, as compared to $8.8 million for the three months ended June 30, 2018.

(Loss) gain on foreign currency

Loss on foreign currency was $2.5 million for the three months ended June 30, 2019, as compared to a $3.3 million gain for the three months ended June 30, 2018.

Income Taxes

Income tax benefit was $6.3 million for the three months ended June 30, 2019 compared to income tax benefit of $4.4 million for the three months ended June 30, 2018. During the three months ended June 30, 2019, certain losses occurred that did not receive a tax benefit. The cumulative unbenefited losses relate to the elimination of intercompany profit in inventory. There were also changes in valuation allowances within the Japan, Netherlands, and Turkey tax jurisdictions. In addition to the unbenefited losses, certain provisions of the Tax Cuts and Jobs Act ("TCJA") impacted the Company. The limitation and deductibility of U.S. interest expense reduced the overall tax benefit for the Company.

Comparison of Results of Operations for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Net Sales

Net sales were $60.1 million for the six months ended June 30, 2019, as compared to net sales of $56.8 million for the six months ended June 30, 2018, an increase of 5.9%. The impact of the change in foreign currency exchange rates compared to the first six months of 2018 reduced revenue by $1.1 million. Excluding this impact, revenue increased approximately 8%.

The increase in net sales was driven by growth in Harvista in North America, Latin America and Australia where we saw our first commercial sales. We also experienced growth in Tecnidex driven by fungicide sales in Europe, growth in Ethylbloc which is used to preserve cut flowers and new revenue associated with our FreshCloud product offerings. SmartFresh was stable, growing slightly in the first half of 2019.

Cost of Sales

Cost of sales was $17.6 million for the six months ended June 30, 2019 as compared to $16.2 million for the six months ended June 30, 2018. Gross profit margin was 70.7% for the six months ended June 30, 2019 versus 71.4% for the six months ended June 30, 2018. The change was in line with our expectations, and mostly due to a higher percentage of Harvista and Tecnidex revenue.

Research and Development Expenses

Research and development expenses were $7.2 million and $6.8 million, respectively, for the six months ended June 30, 2019 and June 30, 2018. The increase in research and development expenses was primarily driven by $0.5 million of severance costs associated with ongoing cost optimization initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $32.0 million for the six months ended June 30, 2019, compared to $31.9 million for the six months ended June 30, 2018, an increase of 0.4%. Included in selling, general and administrative expenses were $5.2 million in the current year and $3.0 million in the prior year of costs associated with non-recurring items that include M&A and litigation along with severance. Excluding these items, selling general and administrative expenses decreased approximately 7.4% over the same period last year, driven by ongoing cost optimization initiatives.

Amortization of Intangibles

Amortization of intangible assets was $23.4 million for the six months ended June 30, 2019 compared to $22.3 million for the six months ended June 30, 2018.

Impairment of Intangibles

During the six months ended June 30, 2019, the Company recorded an impairment charge of $1.0 million associated with the Verigo software following a partnership agreement with a new technology provider. There were no indicators of impairment during the six months ended June 30, 2018.

Change in Fair Value of Contingent Consideration

The Company recorded a $0.4 million loss in the six months ended June 30, 2019 related to a change in the fair value of contingent consideration, as compared to a $0.2 million loss in the six months ended June 30, 2018. As discussed in Note 3 of the accompanying unaudited condensed consolidated financial statements, pursuant to the Company’s Business Combination with Dow that was consummated on July 31, 2015, the Company entered into various forms of contingent consideration, including the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings.

Interest Expense, Net

Interest expense was $17.4 million for the six months ended June 30, 2019, as compared to $17.1 million for the six months ended June 30, 2018.

(Loss) gain on foreign currency

Loss on foreign currency was $2.9 million for the six months ended June 30, 2019, as compared to a $5.2 million gain for the six months ended June 30, 2018.

Income Taxes

Income tax benefit was $6.9 million for the six months ended June 30, 2019 compared to income tax benefit of $0.8 million for the six months ended June 30, 2018. During the six months ended June 30, 2019, certain losses occurred that did not receive a tax benefit. The cumulative unbenefited losses relate to the elimination of intercompany profit in inventory. There were also changes in valuation allowances within the Japan, Netherlands, and Turkey tax jurisdictions. In addition to the unbenefited losses, certain provisions of the TCJA impacted the Company. The limitation and deductibility of U.S. interest expense reduced the overall tax benefit for the Company.

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

The following is reconciliation between the non-GAAP financial measure of EBITDA to its most directly comparable GAAP financial measure, net loss:

(in thousands)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
GAAP net loss including non-controlling interests	$(22,361)	$(18,402)	$(34,946)	$(31,278)
Benefit for income taxes	(6,290)	(4,375)	(6,877)	(805)
Interest expense (1)	8,670	8,763	17,415	17,118
Depreciation and amortization	12,275	11,680	24,336	22,953
Non-GAAP EBITDA	$(7,706)	$(2,334)	$(72)	$7,988
———————————————————————————————
(1) Interest on the term loan and accretion for debt discounts, debt issuance costs and contingent consideration.

Liquidity and Capital Resources

Cash Flow

(in thousands)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net cash provided by (used in) operating activities	6,127	(3,825)
Net cash used in investing activities	(3,519)	(3,914)
Net cash used in financing activities	(2,805)	(13,330)

Cash provided by operating activities was $6.1 million for the six months ended June 30, 2019, as compared to cash used in operating activities of $(3.8) million for the six months ended June 30, 2018. In 2019, net loss before non-cash depreciation and amortization, impairment of intangibles and changes in fair value of contingent consideration (including accretion) was $(7.5) million. Other non-cash charges included stock-based compensation of $1.4 million, $1.4 million of deferred financing costs, a $8.2 million increase in the net deferred taxes, interest income recognized on the interest rate swap of $(0.7) million, and other non-cash items of $0.3 million. Additionally, the change in net operating assets was $19.3 million in 2019. For the six months ended June 30, 2018, net loss before non-cash depreciation and amortization and changes in fair value of contingent consideration (including accretion) was $(6.0) million. Other non-cash charges included stock-based compensation of $1.9 million, $1.2 million of deferred financing costs, a $0.5 million increase in net deferred tax asset, and other non-cash items of $0.4 million. Additionally, the change in net operating assets was $(0.7) million for the six months ended June 30, 2018.
Cash used in investing activities was $(3.5) million for the six months ended June 30, 2019, as compared to $(3.9) million for the six months ended June 30, 2018. Cash used in investing activities in 2019 was for the purchase of fixed assets and leasehold improvements of $(3.3) million and for other investments of $(0.3) million. Cash used in 2018 was for the purchase of fixed assets and leasehold improvements of $(2.3) million and as asset acquisition of $(1.6) million.

Cash used in financing activities was $(2.8) million for the six months ended June 30, 2019, as compared to $(13.3) million for the six months ended June 30, 2018. Cash used in financing activities in 2019 was for the repayment of debt in the amount of $(2.8) million. Cash used in 2018 was for the repayment of debt in the amount of $(3.3) million and the $(10.0) million payment related to the Dow liabilities settlement.

Liquidity

At June 30, 2019, we had $35.9 million of cash and cash equivalents, compared to $34.9 million at December 31, 2018.

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

As of June 30, 2019, the Company was in compliance with the senior secured net leverage covenant and the other covenants in the facility.

As of the Closing Date the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The interest expense related to the amortization of the debt issuance costs during the three and six months ended June 30, 2019 was approximately $0.6 million and $1.1 million, respectively. The interest expense related to the amortization of the debt issuance costs during the three and six months ended June 30, 2018 was approximately $0.6 million and $1.2 million, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2019, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than as detailed below. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.		Description
3.1	(1)	Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2015.
3.2	(4)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation.
3.3	(1)	Series A Certificate of Designation.
3.4	(2)	Amended and Restated Bylaws.
3.5	(3)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of September 3, 2015.
3.6	(5)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of November 2, 2017.
4.1	(1)	Specimen Common Stock Certificate.
4.2	(1)	Specimen Warrant Certificate.
10.1	(6)	Second Amendment to 2015 Incentive Compensation Plan
10.2	(7)	2019 Employee Stock Purchase Plan
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

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
(6) Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 15, 2019.
(7) Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 15, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AgroFresh Solutions, Inc.
Date:	August 8, 2019

/s/ Jordi Ferre
By:	Jordi Ferre
Title:	Chief Executive Officer

/s/ Graham Miao
By:	Graham Miao
Title:	Chief Financial Officer