Form 10-Q
period 2019-09-30
AgroFresh Solutions, Inc.
filed 2019-11-07
CIK 1592016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
The number of shares of common stock outstanding as of October 25, 2019 was 50,957,878.

PART I - FINANCIAL INFORMATION
AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2019	December 31, 2018

ASSETS
Current Assets:
Cash and cash equivalents	$18,746	$34,852
Accounts receivable, net of allowance for doubtful accounts of $2,358 and $2,336, respectively	72,074	67,942
Inventories	24,199	24,807
Other current assets	14,648	15,608
Total Current Assets	129,667	143,209
Property and equipment, net	13,643	13,289
Goodwill	6,091	6,670
Intangible assets, net	676,938	711,967
Deferred income tax assets	10,095	7,332
Other assets	22,492	16,820
TOTAL ASSETS	$858,926	$899,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,257	$7,530
Current portion of long-term debt	4,748	6,419
Income taxes payable	4,374	4,815
Accrued expenses and other current liabilities	41,397	45,340
Total Current Liabilities	60,776	64,104
Long-term debt	398,619	400,309
Other noncurrent liabilities	40,733	32,066
Deferred income tax liabilities	17,555	30,232
Total liabilities	517,683	526,711

Commitments and contingencies (see Note 19)
Stockholders’ Equity:
Common stock, par value $0.0001, 400,000,000 shares authorized, 51,592,959 and 51,071,573 shares issued and 50,931,578 and 50,410,192 outstanding at September 30, 2019 and December 31, 2018, respectively	5	5
Preferred stock; par value $0.0001, 1 share authorized and outstanding	—	—
Treasury stock; par value $0.0001, 661,381 shares at September 30, 2019 and December 31, 2018, respectively	(3,885)	(3,885)
Additional paid-in capital	538,075	535,819
Accumulated deficit	(170,388)	(138,789)
Accumulated other comprehensive loss	(30,491)	(28,837)
Total AgroFresh Stockholders’ Equity	333,316	364,313
Non-controlling interest	7,927	8,263
Total Stockholders' Equity	341,243	372,576
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$858,926	$899,287

 See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net sales	$48,972	$68,698	$109,095	$125,470
Cost of sales (excluding amortization, shown separately below)	13,892	16,662	31,516	32,910
Gross profit	35,080	52,036	77,579	92,560
Research and development expenses	2,566	3,491	9,720	10,293
Selling, general, and administrative expenses	14,998	18,212	47,044	50,133
Amortization of intangibles	11,754	12,002	35,136	34,342
Impairment of long lived assets	—	—	992	—
Change in fair value of contingent consideration	(229)	307	128	543
Operating income (loss)	5,991	18,024	(15,441)	(2,751)
Other (expense) income	(81)	(189)	(119)	419
Gain (loss) on foreign currency exchange	54	(4,731)	(2,884)	472
Interest expense, net	(8,606)	(9,132)	(26,021)	(26,250)
(Loss) income before income taxes	(2,642)	3,972	(44,465)	(28,110)
Income taxes (benefit) expense	(5,653)	1,018	(12,530)	214
Net income (loss) including non-controlling interests	$3,011	$2,954	(31,935)	(28,324)
Less: Net loss attributable to non-controlling interests	(278)	(516)	(336)	(442)
Net income (loss) attributable to AgroFresh Solutions, Inc	$3,289	$3,470	(31,599)	(27,882)

Net income (loss) per share:
Basic	$0.06	$0.06	$(0.64)	$(0.57)
Diluted	$0.06	$0.06	$(0.64)	$(0.57)
Weighted average shares outstanding:
Basic	50,227,590	49,853,181	50,138,835	49,671,648
Diluted	50,288,304	50,309,979	50,138,835	49,671,648

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net income (loss)	$3,011	2,954	$(31,935)	(28,324)
Other comprehensive (loss) income:
Unrealized gain on hedging activity, net of tax of $24, $158, $24 and $989, respectively	83	558	83	3,509
Recognition of gain on hedging activity reclassified to net loss, net of tax of $78 and $235, respectively	(278)	—	(834)	—
Foreign currency translation adjustments	(3,823)	(11,088)	(903)	(24,123)
Comprehensive loss	$(1,007)	$(7,576)	$(33,589)	$(48,938)

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, December 31, 2018	1	$—	51,071,573	$5	$(3,885)	$535,819	$(138,789)	$(28,837)	$8,263	$372,576
Stock-based compensation	—	—	—	—	—	2,256	—	—	$—	$2,256
Issuance of stock, net of forfeitures	—	—	521,386	—	—	—	—	—	$—	$—
Comprehensive loss	—	—	—	—	—	—	(31,599)	(1,654)	$(336)	$(33,589)
Balances, September 30, 2019	1	$—	51,592,959	$5	$(3,885)	$538,075	$(170,388)	$(30,491)	$7,927	$341,243

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, June 30, 2019	1	$—	51,620,770	$5	$(3,885)	$537,259	$(173,677)	$(26,473)	$8,205	$341,434
Stock-based compensation	—	—	—	—	—	816	—	—	$—	$816
Forfeiture of stock, net of issuances	—	—	(27,811)	—	—	—	—	—	$—	$—
Comprehensive income (loss)	—	—	—	—	—	—	3,289	(4,018)	$(278)	$(1,007)
Balances, September 30, 2019	1	$—	51,592,959	$5	$(3,885)	$538,075	$(170,388)	$(30,491)	$7,927	$341,243

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, December 31, 2017	1	$—	51,002,234	$5	$(3,885)	$533,015	$(108,729)	$(12,769)	$8,443	$416,080
Stock-based compensation	—	—	—	—	—	2,028	—	—	$—	$2,028
Issuance of stock, net of forfeitures	—	—	98,357	—	—	—	—	—	$—	$—
Comprehensive loss	—	—	—	—	—	—	(27,882)	(20,614)	$(442)	$(48,938)
Balances, September 30, 2018	1	$—	51,100,591	$5	$(3,885)	$535,043	$(136,611)	$(33,383)	$8,001	$369,170

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, June 30, 2018	1	$—	51,148,343	$5	$(3,885)	$534,774	$(140,099)	$(22,834)	$8,516	$376,477
Stock-based compensation	—	—	—	—	—	269	—	—	—	269
Forfeiture of stock, net of issuances	—	—	(47,752)	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	—	—	—	3,488	(10,549)	(515)	(7,576)
Balances, September 30, 2018	1	$—	51,100,591	$5	$(3,885)	$535,043	$(136,611)	$(33,383)	$8,001	$369,170

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(in thousands)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Cash flows from operating activities:
Net loss	$(31,935)	$(28,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,692	35,486
Provision for bad debts	215	599
Stock-based compensation	2,256	1,965
Pension expense	—	71
Impairment of intangible assets	992	—
Amortization of deferred financing costs	2,032	1,842
Cash received on interest rate swap	—	4,041
Interest income on interest rate swap	(1,070)	—
Accretion of contingent consideration	2,669	2,894
Change in fair value of contingent consideration	128	543
Deferred income taxes	(14,499)	(97)
Loss on sales of property	2	—
Other	—	81
Changes in operating assets and liabilities:
Accounts receivable	(1,499)	(30,124)
Inventories	(4,424)	260
Prepaid expenses and other current assets	(1,429)	(4,137)
Accounts payable	3,855	(7,208)
Accrued expenses and other liabilities	(2,958)	7,115
Income taxes payable	(95)	(1,467)
Other assets and liabilities	384	245
Net cash used in operating activities	(8,684)	(16,215)
Cash flows from investing activities:
Cash paid for property and equipment	(3,271)	(3,179)
Asset acquisition	—	(1,587)
Other investments	(250)	—
Net cash used in investing activities	(3,521)	(4,766)
Cash flows from financing activities:
Payment of Dow liabilities settlement	—	(10,000)
Repayment of long-term debt	(5,056)	(3,517)
Net cash used in financing activities	(5,056)	(13,517)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,682	(4,013)
Net decrease in cash and cash equivalents and restricted cash	(15,579)	(38,511)
Cash and cash equivalents and restricted cash, beginning of period	$34,852	$64,533
Cash and cash equivalents and restricted cash, end of period	$19,273	$26,022

Supplemental disclosures of cash flow information:
Cash paid for:
Cash paid for interest	$18,007	$23,280
Cash paid for income taxes	$2,469	$5,304
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property and equipment	$62	$316
Right of use assets obtained in exchange for new lease liabilities	$376	$—
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$18,746	$26,022
Restricted cash within other current assets	527	—
Total cash and cash equivalents and restricted cash	19,273	26,022

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

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments that are necessary for a fair presentation of the Company's condensed consolidated results of operations, financial condition and cash flows for the periods shown, including normal, recurring accruals and other items. The condensed consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year. For additional information, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2018.

Adoption of Highly Inflationary Accounting in Argentina

GAAP requires the use of highly inflationary accounting for countries whose cumulative three-year inflation rate exceeds 100 percent. The Company has been closely monitoring the inflation data and currency volatility in Argentina, where there are multiple data sources for measuring and reporting inflation. In the second quarter of 2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation rate in that country exceeded 100 percent as of June 30, 2018. As a result, the Company has elected to adopt highly inflationary accounting as of July 1, 2018 for its subsidiary in Argentina. Under highly inflationary accounting, the functional currency of the Company's subsidiary in Argentina became the U.S. dollar, and its income statement and balance sheet will be measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on Argentine peso-denominated monetary assets and liabilities will be reflected in earnings. As of September 30, 2019, the Company’s subsidiary in Argentina had a net asset position of $6.7 million. Net sales attributable to Argentina were approximately 6% and 5% of the Company’s consolidated net sales for the nine months ended September 30, 2019 and 2018, respectively.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographic region, product and timing of transfer of goods and services. The Company determined that disaggregating revenue into these categories achieves the disclosure objective of depicting how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenues for the three months ended September 30, 2019

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenue
Product
1-MCP based	$19,726	$22,377	$1,680	$1,605	$45,388
Fungicides, waxes, coatings, sanitizers	—	2,857	198	—	3,055
Other*	218	86	108	117	529
	$19,944	$25,320	$1,986	$1,722	$48,972

Pattern of Revenue Recognition
Products transferred at a point in time	$19,802	$25,238	$1,877	$1,605	$48,522
Services transferred over time	142	82	109	117	450
	$19,944	$25,320	$1,986	$1,722	$48,972

Revenues for the three months ended September 30, 2018

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenue
Product
1-MCP based	$26,029	$34,284	$779	$2,387	$63,479
Fungicides, waxes, coatings, sanitizers	270	4,047	—	—	4,317
Other*	614	134	154	—	902
	$26,913	$38,465	$933	$2,387	$68,698

Pattern of Revenue Recognition
Products transferred at a point in time	$26,774	$38,342	$907	$2,176	$68,199
Services transferred over time	139	123	26	211	499
	$26,913	$38,465	$933	$2,387	$68,698

Revenues for the nine months ended September 30, 2019

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenue
Product
1-MCP based	$23,084	$31,965	$27,503	$11,287	$93,839
Fungicides, waxes, coatings, sanitizers	—	11,365	1,458	—	12,823
Other*	954	927	381	171	2,433
	$24,038	$44,257	$29,342	$11,458	$109,095

Pattern of Revenue Recognition
Products transferred at a point in time	$23,380	$43,374	$29,159	$11,309	$107,222
Services transferred over time	658	883	183	149	1,873
	$24,038	$44,257	$29,342	$11,458	$109,095

Revenues for the nine months ended September 30, 2018

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenue
Product
1-MCP based	$28,378	$43,508	$26,185	$12,228	$110,299
Fungicides, waxes, coatings, biocides	270	12,981	—	—	13,251
Other*	1,236	349	335	—	1,920
	$29,884	$56,838	$26,520	$12,228	$125,470

Pattern of Revenue Recognition
Products and equipment transferred at a point in time	$29,701	$56,658	$26,448	$11,784	$124,591
Services transferred over time	183	180	72	444	879
	$29,884	$56,838	$26,520	$12,228	$125,470

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
(1)         North America includes the United States and Canada.
(2)          EMEA includes Europe, the Middle East, and Africa.
(3)          Latin America includes Argentina, Brazil, Chile, Costa Rica, Colombia, Dominican Republic, Ecuador, Guatemala, Mexico, Peru, and Uruguay.
(4)          Asia Pacific includes Australia, China, India, Japan, New Zealand, the Philippines, South Korea, Taiwan, and Thailand.

Contract Assets and Liabilities

ASC 606 requires an entity to present a revenue contract as a contract asset when the entity performs its obligations under the contract by transferring goods or services to a customer before the customer pays consideration or before payment is due. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The following table presents changes in the Company’s contract assets and liabilities during the nine months ended September 30, 2019 and the twelve months ended December 31, 2018:

(in thousands)	Balance at January 1, 2019	Additions	Deductions	Balance at, September 30, 2019
Contract assets:
Unbilled revenue	$1,956	$8,958	$(6,911)	$4,003
Contract liabilities:
Deferred revenue	$1,280	$2,810	$(2,761)	$1,329

(in thousands)	Balance at January 1, 2018	Additions	Deductions	Balance at, December 31, 2018
Contract assets:
Unbilled revenue	$739	$7,117	$(5,900)	$1,956
Contract liabilities:
Deferred revenue	$100	$4,428	$(3,248)	$1,280

The Company recognizes contract assets in the form of unbilled revenue in instances where services are performed by the Company but not billed by period end. The Company recognizes contract liabilities in the form of deferred revenue in instances where a customer pays in advance for future services to be performed by the Company. The Company generally receives payments from its customers based on standard terms and conditions. No significant changes or impairment losses occurred to contract balances during the three months ended September 30, 2019. Amounts reclassified from unbilled revenue to accounts receivable for the nine months ended September 30, 2019 and for the year ended December 31, 2018 were $6.9 million and $5.9 million, respectively. Amounts reclassified from deferred revenue to revenue for the nine months ended September 30, 2019 and the year ended December 31, 2018 were $2.8 million and $3.2 million, respectively.

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

Acquisition of Verigo
On April 9, 2018, the Company acquired the assets of Comm-n-Sense Corp., d/b/a Verigo ("Verigo"), pursuant to the terms of an Asset Purchase Agreement, for approximately $1.8 million. Verigo, a privately-held organization, provided hardware in the form of wireless data receptors along with cloud-based software to synchronize data pulled from the hardware to support and provide tools for monitoring environmental and quality factors, such as temperature and relative humidity. The transaction was accounted for as an asset acquisition because substantially all of the fair value of the gross assets acquired was concentrated in a single asset, the acquired software. Asset acquisitions are accounted for using a cost accumulation approach, whereby the total consideration paid is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis.

4. Related Party Transactions
The Company is a party to ongoing agreements with Dow, a related party, including, but not limited to, operating-related agreements for certain transition services. In connection with the Transition Services Agreement, the Company paid Dow a $5.0 million set-up fee which was amortized over the period during which the services were expected to be provided.

The Company incurred expenses for such services for the nine months ended September 30, 2019 and September 30, 2018 as follows:

(in thousands)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Ongoing costs of transition services agreement	$90	$251
Other expenses	—	1,484
Total incurred expenses	$90	$1,735

As of September 30, 2019 and September 30, 2018, the Company had an outstanding payable to Dow of $0.1 million and $0.5 million, respectively, related to the Transition Services Agreement.

Refer to Note 3 regarding the contingent consideration owed to Dow as part of the Business Combination, as well as certain other agreements entered into in connection with the Business Combination.

During 2016, the Company made a minority investment in RipeLocker, LLC ("RipeLocker"), a company led by George Lobisser, a director of the Company. In February 2019, the Company made a further minority investment in RipeLocker. On November 29, 2016, the Company entered into a Mutual Services Agreement (the “Services Agreement”) with George Lobisser and RipeLocker. Pursuant to the Services Agreement, (i) the Company agreed to provide RipeLocker with technical support, in the form of access to the Company’s research and development personnel for a specified number of hours for purposes of providing advice and input relating to RipeLocker’s products and services, and (ii) Mr. Lobisser agreed to provide consulting services to the Company as may be reasonably requested by the Company from time to time. The Services Agreement provided for Mr. Lobisser to receive a consulting fee of $5,000 per full day for time spent performing consulting services under the Services Agreement (pro-rated for any partial day), plus reimbursement for out-of-pocket expenses, provided that for each hour of technical support provided by the Company to RipeLocker, Mr. Lobisser agreed to provide one-half hour of consulting services for no consideration. In February 2017, the Company and Mr. Lobisser agreed to substantially curtail any mutual consulting services to be provided under the Services Agreement, and that any further services would be provided at no charge. For the nine months ended September 30, 2019 and 2018, there were no material amounts paid and as of September 30, 2019, there were no material amounts owed to RipeLocker or Mr. Lobisser for consulting services.

5. Inventories
Inventories at September 30, 2019 and December 31, 2018 consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Raw material	$2,852	$1,286
Work-in-process	4,996	4,749
Finished goods	15,306	17,535
Supplies	1,045	1,237
Total inventories	$24,199	$24,807

6.  Other Current Assets
The Company's other current assets at September 30, 2019 and December 31, 2018 consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
VAT receivable	$6,531	$7,854
Prepaid income tax asset	4,813	5,090
Prepaid and other current assets	3,304	2,664
Total other current assets	$14,648	$15,608

7. Property and Equipment
Property and equipment at September 30, 2019 and December 31, 2018 consisted of the following:

(in thousands, except for useful life data)	Useful life (years)	September 30, 2019	December 31, 2018
Buildings and leasehold improvements	7-20	$6,030	$4,647
Machinery & equipment	1-12	10,487	8,193
Furniture	1-12	2,656	2,712
Construction in progress		1,701	1,744
		20,874	17,296
Less: accumulated depreciation		(7,231)	(4,007)
Total property and equipment, net		$13,643	$13,289

Depreciation expense was $0.6 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and $1.6 million and $1.2 million, for the nine months ended September 30, 2019 and 2018, respectively. Depreciation expense is recorded in cost of sales, selling, general and administrative expense and research and development expense in the condensed consolidated statements of operations.

8. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2019 and the twelve months ended December 31, 2018 were as follows:

(in thousands)	September 30, 2019	December 31, 2018
Balance as of Beginning balance	$6,670	$9,402
Measurement period adjustment	—	(2,807)
Foreign currency translation	(579)	75
Balance as of Ending balance	$6,091	$6,670

See Note 3 for a description of the measurement period adjustment.

The Company’s intangible assets at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019				December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Other intangible assets:
Developed technology	$759,205	$(165,730)	$—	$593,475	$759,290	$(134,151)	$—	$625,139
In-process research and development	39,000	(6,681)	—	32,319	39,000	(5,055)	—	33,945
Trade name	27,216	—	—	27,216	28,507	—	(2,600)	25,907
Service provider network	2,000	—	—	2,000	2,000	—	—	2,000
Customer relationships	17,866	(1,958)	—	15,908	19,872	(2,198)	—	17,674
Software	10,604	(3,638)	(992)	5,974	9,405	(2,161)	—	7,244
Other	100	(54)	—	46	100	(42)	—	58
Total intangible assets	$855,991	$(178,061)	$(992)	$676,938	$858,174	$(143,607)	$(2,600)	$711,967

During the Company's annual impairment testing conducted for the year ended December 31, 2018, the Company recorded an impairment charge of $2.6 million on its SmartFresh trade name. During the nine months ended September 30, 2019, the Company had an impairment charge of $1.0 million associated with the Verigo software following a partnership agreement with a new technology provider.

At September 30, 2019, the weighted-average amortization periods remaining for developed technology, in-process R&D, customer relationships, software and other was 15.6, 13.0, 15.0, 3.0, and 2.8 years, respectively. At September 30, 2019, the weighted-average amortization period remaining for these finite-lived intangible assets was 15.4 years.

Estimated annual amortization expense for finite-lived intangible assets subsequent to September 30, 2019 is as follows:

(in thousands)	Amount
2019 (remaining)	$10,893
2020	43,545
2021	43,295
2022	43,150
2023	43,142
Thereafter	463,697
Total	$647,722

Amortization expense for intangible assets was $11.8 million and $12.0 million for the three months ended September 30, 2019 and 2018, respectively, and $35.1 million and $34.3 million, for the nine months ended September 30, 2019 and 2018, respectively.

9. Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities at September 30, 2019 and December 31, 2018 consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Tax amortization benefit contingency	$10,844	$11,098
Additional consideration due seller	451	379
Accrued compensation and benefits	9,136	10,192
Accrued rebates payable	4,302	3,616
Insurance premium financing payable	1,247	721
Severance	638	971
Deferred revenue	1,329	1,280
Accrued taxes	4,030	5,316
Accrued interest	5,086	—
Lease liability	1,534	—
Other	2,800	11,767
Total accrued and other current liabilities	$41,397	$45,340

Other current liabilities include primarily professional services, litigation and research and development accruals.

10. Debt
The Company’s debt, net of unamortized deferred issuance costs, at September 30, 2019 and December 31, 2018 consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Total Term Loan outstanding	$406,937	$410,125
Unamortized deferred issuance costs	(4,474)	(6,168)
Tecnidex loan outstanding	904	2,771
Less: Amounts due within one year	4,748	6,419
Total long-term debt due after one year	$398,619	$400,309

At September 30, 2019, the Company evaluated the amount recorded under the Term Loan (defined below) and determined that the fair value was approximately $376.4 million. The fair value of the debt is based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.

The Term Loan is presented net of deferred issuance costs, which are amortized using the effective interest method over the term of the Term Loan. Gross deferred issuance costs at the inception of the Term Loan were $12.9 million and as of September 30, 2019 there were $4.5 million of unamortized deferred issuance costs.

Scheduled principal repayments of debt subsequent to September 30, 2019 are as follows:

(in thousands)	Amount
2019 (remaining)	$1,213
2020	4,792
2021	401,836
Total	$407,841

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

The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to Dow in connection with the Business Combination. Amounts available under the Revolving Loan may also be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Agreement. At September 30, 2019, there was $406.9 million outstanding under the Term Loan and no balance outstanding under the Revolving Loan.

As of the Closing Date, the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The interest expense related to the amortization of the debt issuance costs during the three and nine months ended September 30, 2019 was approximately $0.6 million and $1.7 million, respectively. The interest expense related to the amortization of the debt issuance costs during the three and nine months ended September 30, 2018 was approximately $0.6 million and $1.8 million, respectively.

Certain restrictive covenants are contained in the Credit Facility, which includes the Revolving Loan, and the Company was in compliance with these covenants as of September 30, 2019. The Company had full availability to draw under the Revolving Loan as of September 30, 2019.

The Company entered into an interest rate swap contract in August 2019 to hedge interest rate risk associated with the Term Loan. During the three months ended September 30, 2019, an unrealized gain of $0.1 million was recognized in connection with this swap. The interest rate swap contract matures on December 31, 2020.

Beginning with the year ended December 31, 2016, the Company is required to prepay Term Loan Borrowings and Incremental Term Loan Borrowings in an aggregate amount equal to 50% of the "Excess Cash Flow" (as defined in the Credit Facility) for the fiscal year; provided that such amount of the Excess Cash Flow in any fiscal year shall be reduced by (i) the aggregate amount of prepayments of Term Loans and Incremental Term Loans made, (ii) to the extent accompanied by permanent reductions of Revolving Commitments, the aggregate amount of prepayments of Revolving Loans (other than prepayments financed with the proceeds of Indebtedness), and (iii) repaid borrowings of Revolving Loans made on the Effective Date to account for any additional original issue discount or upfront fees that are implemented pursuant to the Fee Letter provided further that, prepayments of Term Loan Borrowings and Incremental Term Loan Borrowings shall only be required if 50% of the Excess Cash Flow for such fiscal year exceeds $5.0 million. There are no amounts due under this provision as of September 30, 2019.

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

Lease expense is primarily included in general and administrative expenses in the condensed consolidated statements of operations. Additional information regarding the Company's operating leases is as follows:

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating Lease Cost
Operating leases	$591	$1,849
Short-term leases (1)	5	52
Total lease expense	$596	$1,901
(1) Leases with an initial term of twelve months or less are not recorded on the balance sheet.

Other information on operating leases
Cash payments included in operating cash flows	$1,625
Weighted average discount rate	9.33%
Weighted average remaining lease term in years	5.53

The following table presents the contractual maturities of the Company's lease liabilities as of September 30, 2019:

(in thousands)	Lease Liability
Remainder of 2019	$540
2020	1,905
2021	1,641
2022	1,487
2023	1,277
2024 and thereafter	2,364
Total undiscounted lease payments	$9,214
Less: present value adjustment	2,075
Operating lease liability	$7,139

The following table presents the future minimum lease payments as of December 31, 2018 under noncancellable operating leases:

(in thousands)	Future lease Payments
2019	$3,413
2020	2,058
2021	1,790
2022	1,640
2023	1,242
Thereafter	2,396
Total	$12,539
12. Other Noncurrent Liabilities
The Company’s other noncurrent liabilities at September 30, 2019 and December 31, 2018 consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Tax amortization benefit contingency	$32,363	$29,369
Lease liability	5,605	—
Other (1)	2,765	2,697
Total other noncurrent liabilities	$40,733	$32,066

(1) Other noncurrent liabilities include long-term rebates and deferred rent.

13. Severance
Severance expense was $0.3 million and $1.7 million for the three months ended September 30, 2019 and 2018, respectively, and $1.0 million and $2.1 million for the nine months ended September 30, 2019 and 2018, respectively. This amount, which does not include stock compensation expense, was recorded in selling, general and administrative expense in the condensed consolidated statements of loss. As of September 30, 2019 and December 31, 2018, the Company had a $0.6 million and $1.0 million severance liability, respectively.

14. Stockholders’ Equity
The authorized common stock of the Company consists of 400,000,000 shares with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of September 30, 2019, there were 50,931,578 shares of common stock outstanding. As of September 30, 2019, there were warrants to purchase 15,983,072 shares of the Company’s common stock outstanding at a strike price of $11.50. Of the 15,983,072 warrants, 9,823,072 were issued as part of the units sold in the Company's initial public offering in February 2014 (1,201,928 warrants were subsequently repurchased during 2015) and 6,160,000 warrants were sold in a private placement at the time of such public offering.

In connection with and as a condition to the consummation of the Business Combination, the Company issued Dow one share of Series A Preferred Stock. Dow, voting as a separate class, is entitled to appoint one director to the Company’s board of directors for so long as Dow beneficially holds 10% or more of the aggregate amount of the outstanding shares of common stock and non-voting common stock of the Company. The Series A Preferred Stock has no other rights.

15. Stock-based Compensation
In July 2015, the Company adopted the 2015 Incentive Compensation Plan (as amended, the “Plan”), pursuant to which the Compensation Committee of the Company is authorized to grant up to 7,150,000 shares to officers and employees of the Company, in the form of equity-based awards, including time or performance based options and restricted stock.

In June 2019, the Company's shareholders approved the 2019 Employee Stock Purchase Plan (the "ESPP"), which was effective July 1, 2019. 500,000 shares of common stock are reserved for issuance under the ESPP. As of September 30, 2019, no shares had been issued under the ESPP.

Stock compensation expense for equity-classified and liability-classified awards for the three and nine months ended September 30, 2019 was $1.0 million and $2.1 million, respectively. Stock compensation expense for equity-classified and liability-classified awards for the three and nine months ended September 30, 2018 was $0.2 million and $2.0 million, respectively. Stock compensation expense is recognized in cost of goods sold, selling, general and administrative expenses, and research and development expenses. At September 30, 2019, there was $4.4 million of unrecognized compensation cost relating to outstanding unvested equity instruments expected to be recognized over the weighted average period of 1.8 years.

16. Earnings Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company had a loss for the nine months ended September 30, 2019 and 2018. Therefore, the effect of stock-based awards including options, restricted stock, restricted stock units, and warrants outstanding at September 30, 2019 and September 30, 2018, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive.

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net income (loss) per common share:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Basic weighted-average common shares outstanding	50,227,590	49,853,181	50,138,835	49,671,648
Effect of dilutive options, performance stock units and restricted stock	60,714	456,798	—	—
Diluted weighted-average shares outstanding	50,288,304	50,309,979	50,138,835	49,671,648

Securities that could potentially be dilutive are excluded from the computation of diluted earnings (loss) per share when a loss from continuing operations exists, when the exercise price exceeds the average closing price of the Company's common stock during the period, or for contingently issued shares, if the contingency is not met at the end of the reporting period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following represent the number of shares that could potentially dilute basic earnings per share in the future:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Stock-based compensation awards(1):
Stock options	1,028,583	322,158	949,987	322,158
Restricted stock to non-directors	749,510	336,286	624,930	278,289
Restricted stock to directors	—	84,427	—	72,655
Warrants:
Private placement warrants	6,160,000	6,160,000	6,160,000	6,160,000
Public warrants	9,823,072	9,823,072	9,823,072	9,823,072
(1)          SARs and Phantom Shares are payable in cash so will have no impact on number of shares

Warrants and options are considered anti-dilutive and excluded when the exercise price exceeds the average market value of the Company’s common stock price during the applicable period.

17. Income Taxes
The provision for income taxes consists of provisions for federal, state, and foreign incomes taxes. The effective tax rates for the periods ended September 30, 2019, and September 30, 2018, reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in the U.S. and various other jurisdictions outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

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

The Company's effective tax rate for the three and nine months ended September 30, 2019 was 214.0% and 28.2%, respectively, compared to the effective tax rate for the three and nine months ended September 30, 2018 of 25.6% and (0.8)%, respectively.

The effective tax rate for the nine months ended September 30, 2019 differs from the U.S. statutory tax rate of 21%, due primarily to changes in valuation allowance positions related to certain foreign jurisdictions and the elimination of intercompany profit activity. The effective tax rate is adversely impacted by certain provisions of the TCJA, limiting the deductibility of U.S. interest expense.

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

Our chief operating decision-makers do not evaluate operating segments using asset or liability information. The following table presents a breakdown of our revenues and gross profit based on reportable segments for the three and nine months ended September 30, 2019 and 2018.

(in thousands)	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
AgroFresh Core
Revenues	$45,917	$64,647	$96,272	$112,489
Gross Profit	34,182	51,149	72,679	87,861
Tecnidex
Revenues	3,055	4,051	12,823	12,981
Gross Profit	898	887	4,900	4,699
Total Revenues	$48,972	$68,698	$109,095	$125,470
Total Gross Profit	$35,080	$52,036	$77,579	$92,560

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

On October 14, 2019, the Company was awarded a verdict of $31.1 million in damages, related to, among other things, trade secret misappropriation and willful patent infringement, in its litigation against Decco Post-Harvest, Inc. ("Decco") and Decco's parent company, UPL Limited. The award is subject to post-verdict review by the Court and any appeals that may be taken by the parties in the future.

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

20. Fair Value Measurements
Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2019:

(in thousands)	Level 1	Level 2	Level 3	Total
Tax amortization benefit contingency(1)	$—	$—	$43,207	$43,207
Contingent consideration(2)	—	—	451	451
Liability-classified stock compensation(3)	—	—	218	218
Interest rate swap(4)	$—	$(106)	$—	$(106)
Total	$—	$(106)	$43,876	$43,770

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2018:

(in thousands)	Level 1	Level 2	Level 3	Total
Tax amortization benefit contingency(1)	$—	$—	$40,467	$40,467
Contingent consideration(2)	—	—	379	379
Liability-classified stock compensation(3)	—	—	550	550
Total	$—	$—	$41,396	$41,396

(1) The fair value of the tax amortization benefit contingency is measured using an income approach based on the Company’s best estimate of the undiscounted cash payments to be made, using an estimated tax rate of 21.5% and discounted to present value utilizing an appropriate market discount rate.
(2) The fair value of the contingent consideration related to the Tecnidex acquisition.
(3) The fair value of the stock appreciation rights was measured using a Black Scholes pricing model during the nine months ended September 30, 2019. The fair value of time based phantom shares is based on the fair value of the Company's common stock. The fair value of performance based phantom shares was measured using a Monte Carlo pricing model during the nine months ended September 30, 2019. The valuation technique used did not change during the nine months ended September 30, 2019.
(4) The derivative assets and liabilities relate to an interest rate derivative that is measured at fair value using observable market inputs such as interest rates, our own credit risks as well as an evaluation of the counterparts' credit risks.

There were no transfers between Level 1 and Level 2 and no transfers out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2019.

At September 30, 2019, the Company evaluated the amount recorded under the Term Loan and determined that the fair value was approximately $376.4 million. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis
The following table presents the changes during the period presented in our Level 3 financial instrument liabilities that are measured at fair value on a recurring basis.

(in thousands)	Tax amortization benefit contingency	Contingent consideration related to acquisition	Liability-classified stock compensation	Interest rate swap	Total
Balance, December 31, 2018	$40,467	$379	$550	$—	$41,396
Accretion	2,669	—	—	—	2,669
Tecnidex earnout activity	—	72	—	—	72
Stock compensation activity	—	—	(332)	—	(332)
Mark-to-market adjustment	71	—	—	(106)	(35)
Balance, September 30, 2019	$43,207	$451	$218	$(106)	$43,770

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

This MD&A contains the financial measures EBITDA and Adjusted EBITDA, which are not presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These non-GAAP financial measures are being presented because management believes that they provide readers with additional insight into the Company’s operational performance relative to earlier periods and relative to its competitors. EBITDA and Adjusted EBITDA are key measures used by the Company to evaluate its performance. The Company does not intend for these non-GAAP financial measures to be a substitute for any GAAP financial information. Readers of this MD&A should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures. A reconciliation of EBITDA and Adjusted EBITDA to the most comparable GAAP measure is provided in this MD&A.

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

In December 2017, AgroFresh acquired a controlling interest in Tecnidex Fruit Protection, S.A.U. ("Tecnidex"). With this acquisition, AgroFresh expanded its post-harvest leadership into additional crops, and increased its penetration of the produce market in southern Europe, Latin America and Africa. For over 35 years, Tecnidex has been helping fruit and vegetable producers offer clean, safe and high-quality products to customers, now reaching 18 countries. Tecnidex is a leading provider of fungicides, sanitizers, waxes, and coatings primarily focused on the citrus market. The Tecnidex acquisition brought a broad catalog of solutions that enhanced AgroFresh’s fungicide offering, ActiMistTM, an innovative delivery system of foggable fungicides. AgroFresh’s fungicide offerings further diversify our revenue by expanding our ability to provide solutions and service to the citrus industry. Tecnidex is based in Valencia, Spain.

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

Results of Operations
The following table summarizes the results of operations for the three and nine months ended September 30, 2019 and September 30, 2018:

(in thousands)	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net sales	$48,972	$68,698	$109,095	$125,470
Cost of sales (excluding amortization, shown separately below)	13,892	16,662	31,516	32,910
Gross profit	35,080	52,036	77,579	92,560
Research and development expenses	2,566	3,491	9,720	10,293
Selling, general, and administrative expenses	14,998	18,212	47,044	50,133
Amortization of intangibles	11,754	12,002	35,136	34,342
Impairment of long lived assets	—	—	992	—
Change in fair value of contingent consideration	(229)	307	128	543
Operating income (loss)	5,991	18,024	(15,441)	(2,751)
Other (expense) income	(81)	(189)	(119)	419
Gain (loss) on foreign currency exchange	54	(4,731)	(2,884)	472
Interest expense, net	(8,606)	(9,132)	(26,021)	(26,250)
(Loss) income before income taxes	(2,642)	3,972	(44,465)	(28,110)
Income taxes (benefit) expense	(5,653)	1,018	(12,530)	214
Net income (loss) including non-controlling interests	$3,011	$2,954	(31,935)	(28,324)
Less: Net loss attributable to non-controlling interests	(278)	(516)	(336)	(442)
Net income (loss) attributable to AgroFresh Solutions, Inc	3,289	3,470	(31,599)	(27,882)

Comparison of Results of Operations for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Net Sales

Net sales were $49.0 million for the three months ended September 30, 2019, as compared to net sales of $68.7 million for the three months ended September 30, 2018, a decrease of 28.7%. The impact of the change in foreign currency exchange rates compared to the third quarter of 2018 reduced revenue by $1.2 million. Excluding this impact, revenue decreased approximately 27.0%.

The overall decrease in sales is driven by a late apple harvest in North America and Europe along with a weaker pear crop in Europe. During the third quarter of 2018, Europe experienced a favorable crop size along with an early harvest primarily in apples. The Company anticipates a shift in sales from the third quarter into the fourth quarter in 2019 due to the delayed harvest in Europe and North America.

Cost of Sales

Cost of sales was $13.9 million for the three months ended September 30, 2019 as compared to $16.7 million for the three months ended September 30, 2018. Gross profit margin was 71.6% for the three months ended September 30, 2019 versus 75.7% for the three months ended September 30, 2018. The change was in line with our expectations, and mostly due to a higher percentage of Harvista and Tecnidex revenue, which generate lower margins than SmartFresh.

Research and Development Expenses

Research and development expenses were $2.6 million and $3.5 million, respectively, for the three months ended September 30, 2019 and September 30, 2018. The decrease in research and development expenses was primarily driven by timing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15.0 million for the three months ended September 30, 2019 compared to $18.2 million for the three months ended September 30, 2018, a decrease of 17.6%. Included in selling, general and administrative expenses were $1.6 million in the current year and $3.7 million in the prior year of costs associated with non-recurring items that include M&A and litigation along with severance. Excluding these items, selling general and administrative expenses decreased approximately 7.7% over the same period last year driven by ongoing cost optimization initiatives.

Amortization of Intangibles

Amortization of intangible assets was $11.8 million for the three months ended September 30, 2019 compared to $12.0 million for the three months ended September 30, 2018.

Impairment of Intangibles

There were no indicators of impairment during the three months ended September 30, 2019 and 2018, respectively.

Change in Fair Value of Contingent Consideration

The Company recorded a $0.2 million loss in the three months ended September 30, 2019 related to a change in the fair value of contingent consideration, as compared to a $0.3 million gain in the three months ended September 30, 2018. As discussed in Note 3 of the unaudited condensed consolidated financial statements, pursuant to the Company’s business combination with The Dow Chemical Company (“Dow”) that was consummated on July 31, 2015 (the “Business Combination"), the Company entered into various forms of contingent consideration, including the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings.

Interest Expense, Net

Interest expense was $8.6 million for the three months ended September 30, 2019, as compared to $9.1 million for the three months ended September 30, 2018.

Gain (loss) on foreign currency

Gain on foreign currency was $0.1 million for the three months ended September 30, 2019, as compared to a loss of $4.7 million for the three months ended September 30, 2018, related to the change in the Euro during 2018.

Income Taxes

Income tax benefit was $5.7 million for the three months ended September 30, 2019 compared to income tax expense of $1.0 million for the three months ended September 30, 2018. During the three months ended September 30, 2019, there were changes in valuation allowance positions related to certain foreign and domestic jurisdictions and the elimination of intercompany profit activity which did not result in income tax provision adjustments. For the three months ended September 30, 2018, the elimination of intercompany profits resulted in losses that did not receive an income tax benefit.

Comparison of Results of Operations for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Net Sales

Net sales were $109.1 million for the nine months ended September 30, 2019, as compared to net sales of $125.5 million for the nine months ended September 30, 2018, a decrease of 13.1%. The impact of the change in foreign currency exchange rates compared to the first nine months of 2018 reduced revenue by $2.3 million. Excluding this impact, revenue decreased approximately 11.2%.

The decrease in net sales was driven by lower sales of SmartFresh in the northern hemisphere and Latin America. The decrease in SmartFresh sales is primarily due to a delayed apple harvest in North America and Europe. The Company anticipates a shift in sales from the third quarter to the fourth quarter as a result of this delay. In addition, Tecnidex sales decreased 1.2% on an absolute basis and increased 4.7% on a constant currency basis versus the prior year period. Offsetting these decreases are growth in sales of Harvista and EthylBloc, which is used to preserve cut flowers, and new revenue associated with our FreshCloud product offerings. The Company anticipates that its SmartFresh business will recover in the fourth quarter as a result of the delayed harvest and that Harvista and Tecnidex will experience growth for full year fiscal 2019 relative to 2018.

Cost of Sales

Cost of sales was $31.5 million for the nine months ended September 30, 2019 as compared to $32.9 million for the nine months ended September 30, 2018. Gross profit margin was 71.1% for the nine months ended September 30, 2019 versus 73.8% for the nine months ended September 30, 2018. The change was in line with our expectations, and mostly due to a higher percentage of Harvista and Tecnidex revenue, which generate lower margins than SmartFresh.

Research and Development Expenses

Research and development expenses were $9.7 million and $10.3 million, respectively, for the nine months ended September 30, 2019 and September 30, 2018. The decrease in research and development expenses is primarily timing related, and was partially offset by $0.5 million of severance costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $47.0 million for the nine months ended September 30, 2019, compared to $50.1 million for the nine months ended September 30, 2018, a decrease of 6.2%. Included in selling, general and administrative expenses were $6.9 million in the current year and $6.7 million in the prior year of costs associated with non-recurring items that include M&A and litigation along with severance. Excluding these items, selling general and administrative expenses decreased approximately 7.5% over the same period last year, driven by ongoing cost optimization initiatives.

Amortization of Intangibles

Amortization of intangible assets was $35.1 million for the nine months ended September 30, 2019 compared to $34.3 million for the nine months ended September 30, 2018.

Impairment of Intangibles

During the nine months ended September 30, 2019, the Company recorded an impairment charge of $1.0 million associated with the Verigo software following a partnership agreement with a new technology provider. There were no indicators of impairment during the nine months ended September 30, 2018.

Change in Fair Value of Contingent Consideration

The Company recorded a $0.1 million gain in the nine months ended September 30, 2019 related to a change in the fair value of contingent consideration, as compared to a $0.5 million gain in the nine months ended September 30, 2018. As discussed in Note 3 of the accompanying unaudited condensed consolidated financial statements, pursuant to the Company’s Business Combination with Dow that was consummated on July 31, 2015, the Company entered into various forms of contingent consideration, including the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings.

Interest Expense, Net

Interest expense was $26.0 million for the nine months ended September 30, 2019, as compared to $26.3 million for the nine months ended September 30, 2018.

(Loss) gain on foreign currency

Loss on foreign currency was $2.9 million for the nine months ended September 30, 2019, as compared to a $0.5 million gain for the nine months ended September 30, 2018, due primarily to inflation in Argentina during 2019.

Income Taxes

Income tax benefit was $12.5 million for the nine months ended September 30, 2019 compared to income tax expense of $0.2 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, there were changes in valuation allowance positions related to certain foreign and domestic jurisdictions and the elimination of intercompany profit activity which did not result in income tax provision adjustments For the nine months ended September 30, 2018, the elimination of intercompany profits resulted in losses that did not receive an income tax benefit.

Non-GAAP Measure

The following table sets forth the non-GAAP financial measures of EBITDA and Adjusted EBITDA. The Company believes these non-GAAP financial measures provide meaningful supplemental information as they are used by the Company’s management to evaluate the Company’s performance (including incentive bonuses and for bank covenant reporting), are more indicative of future operating performance of the Company, and facilitate a better comparison among fiscal periods. These non-GAAP results are presented for supplemental informational purposes only and should not be considered a substitute for the financial information presented in accordance with GAAP.

The following is a reconciliation between the non-GAAP financial measures of EBITDA and Adjusted EBITDA to their most directly comparable GAAP financial measure, net income (loss):

(in thousands)	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
GAAP net income (loss) including non-controlling interests	$3,011	$2,954	$(31,935)	$(28,324)
(Benefit) expense for income taxes	(5,653)	1,018	(12,530)	214
Interest expense (1)	8,606	9,132	26,021	26,250
Depreciation and amortization	12,356	12,533	36,692	35,486
Non-GAAP EBITDA	$18,320	$25,637	$18,248	$33,626
Share-based compensation	959	188	2,111	2,088
Severance related costs (2)	344	1,711	1,040	2,046
Other non-recurring costs (3)	1,297	2,035	6,305	4,655
(Gain) loss on foreign currency exchange (4)	(54)	4,731	2,884	(472)
Mark-to-market adjustments, net (5)	(229)	307	128	543
Impairment of intangible assets (6)	—	—	992	—
Non-GAAP Adjusted EBITDA	20,637	34,609	$31,708	$42,486

(1) Interest on the term loan and accretion for debt discounts, debt issuance costs and contingent consideration
(2)  Severance costs related to ongoing cost optimization initiatives
(3) Costs related to certain professional and other infrequent or non-recurring fees, including those associated with transition service agreement, litigation and M&A related fees
(4) (Gain) loss on foreign currency exchange relates to net losses and gains resulting from transactions denominated in a currency other than the entity's functional currency
(5)  Non-cash adjustment to the fair value of contingent consideration
(6)  Impairment of intangible assets related to software

Liquidity and Capital Resources
Cash Flow

(in thousands)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net cash used in operating activities	(8,684)	(16,215)
Net cash used in investing activities	(3,521)	(4,766)
Net cash used in financing activities	(5,056)	(13,517)

Cash used in operating activities was $(8.7) million for the nine months ended September 30, 2019, as compared to cash used in operating activities of $(16.2) million for the nine months ended September 30, 2018. In 2019, net loss before non-cash depreciation and amortization, impairment of intangibles and changes in fair value of contingent consideration (including accretion) was $8.5 million. Other non-cash charges included stock-based compensation of $2.3 million, $2.0 million of deferred financing costs, a $(14.5) million increase in the net deferred taxes, interest income recognized on the interest rate swap of $(1.1) million, and other non-cash items of $0.2 million. Additionally, the change in net operating assets was $(6.2) million in 2019. For the nine months ended September 30, 2018, net loss before non-cash depreciation and amortization and changes in fair value of contingent consideration (including accretion) was $10.6 million. Other non-cash charges included cash received on the Company's interest rate swap of $4.0 million, stock-based compensation of $2.0 million, $1.8 million of deferred financing costs, a $(0.1) million increase in net deferred tax asset, and other non-cash items of $0.8 million. Additionally, the change in net operating assets was $(35.3) million for the nine months ended September 30, 2018.

Cash used in investing activities was $(3.5) million for the nine months ended September 30, 2019, as compared to $(4.8) million for the nine months ended September 30, 2018. Cash used in investing activities in 2019 was for the purchase of fixed assets and leasehold improvements of $(3.3) million and for other investments of $(0.3) million. Cash used in 2018 was for the purchase of fixed assets and leasehold improvements of $(3.2) million and as asset acquisition of $(1.6) million.

Cash used in financing activities was $(5.1) million for the nine months ended September 30, 2019, as compared to $(13.5) million for the nine months ended September 30, 2018. Cash used in financing activities in 2019 was for the repayment of debt in the amount of $(5.1) million. Cash used in 2018 was for the repayment of debt in the amount of $(3.5) million and the $(10.0) million payment related to the Dow liabilities settlement.

Liquidity

At September 30, 2019, we had $18.7 million of cash and cash equivalents, compared to $34.9 million at December 31, 2018.

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

As of September 30, 2019, the Company was in compliance with the senior secured net leverage covenant and the other covenants in the facility.

The Company entered into an interest rate swap contract in August 2019 to hedge interest rate risk associated with the Term Loan. During the three months ended September 30, 2019, an unrealized gain of $0.1 million was recognized in connection with this swap. The interest rate swap contract matures on December 31, 2020.

As of the Closing Date the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The interest expense related to the amortization of the debt issuance costs during the three and nine months ended September 30, 2019 was approximately $0.6 million and $1.7 million, respectively. The interest expense related to the amortization of the debt issuance costs during the three and nine months ended September 30, 2018 was approximately $0.6 million and $1.8 million, respectively.

Off-Balance Sheet Arrangements
As of September 30, 2019, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than as detailed below. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.		Description
3.1	(1)	Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2015.
3.2	(4)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation.
3.3	(1)	Series A Certificate of Designation.
3.4	(2)	Amended and Restated Bylaws.
3.5	(3)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of September 3, 2015.
3.6	(5)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of November 2, 2017.
4.1	(1)	Specimen Common Stock Certificate.
4.2	(1)	Specimen Warrant Certificate.
10.1	(6)	Change in Control Executive Severance Agreement, dated August 30, 2019, between the Company and Jordi Ferre.
10.2	(6)	Change in Control Executive Severance Agreement, dated August 30, 2019, between the Company and Graham Miao.
10.3	(6)	Change in Control Executive Severance Agreement, dated August 30, 2019, between the Company and Thomas Ermi.
10.4	(6)	Amended and Restated Employment Agreement, dated August 30, 2019, between the Company and Thomas Ermi.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

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
(6) Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 6, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AgroFresh Solutions, Inc.
Date:	November 7, 2019

/s/ Jordi Ferre
By:	Jordi Ferre
Title:	Chief Executive Officer

/s/ Graham Miao
By:	Graham Miao
Title:	Chief Financial Officer