Form 10-K
period 2019-12-31
AgroFresh Solutions, Inc.
filed 2020-03-13
CIK 1592016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number: 001-36316
AgroFresh Solutions, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-4007249
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)
One Washington Square
510-530 Walnut Street, Suite 1350
Philadelphia, PA 19106
(Address of principal executive offices)
(267) 317-9139
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AGFS	The NASDAQ Global Market
Warrants to purchase shares of Common Stock	AGFSW	The NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒   Yes ☐   No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒   Yes ☐   No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  ☐  Yes ☒  No
As of June 30, 2019, the aggregate market value of the common stock held by nonaffiliates of the registrant, based on the $1.51 closing price of the registrant’s common stock as reported on the NASDAQ Stock Market on that date, was approximately $33 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
The number of shares of the registrant’s common stock outstanding as of February 25, 2020 was 51,195,101.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this annual report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2020, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2019.
1

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

PART I

ITEM 1. BUSINESS

Overview

AgroFresh Solutions, Inc. (the “Company”, “AgroFresh”, “we”, “us” or “our”) is a global leader in delivering innovative solutions that extend the shelf life of fresh produce. The Company is empowering the food industry with a range of integrated solutions designed to help growers, packers and retailers improve produce freshness and quality while preventing shrinkage and reducing waste.

AgroFresh’s market leadership is underpinned by our global footprint, extensive applied scientific expertise, customer intimacy, and a growing portfolio of value-added products and mission-critical advisory services. Our key products are approved for sale in over 50 countries, and support customers with over 25,000 storage rooms globally. In addition, we provide in-depth plant physiology expertise and offer a comprehensive list of solutions spanning from near-harvest to post-harvest, from storage through retail. More importantly, AgroFresh has been able to gain a high level of trust from our customers, which is built on nearly 20 years of interaction and support. Our direct market approach, high touch service and science-based model best position us to address our customers’ needs. We believe that this is a key differentiator compared to other companies that offer limited service levels.

The following tables present a breakdown of our revenue based on solutions, crop and geography for the year ended December 31, 2019.

Note: “EMEA” comprises Europe, the Middle East, and Africa. “Other” include revenue from pears, citrus, kiwifruit, avocados, bananas, and other crops.

AgroFresh’s core business provides solutions to extend the shelf life of fresh produce for both growers and packers. SmartFreshTM, our flagship solution, preserves the texture, firmness, taste and appearance of produce during storage, transportation and retail display. It allows growers and packers to deliver “just harvested” freshness on a year-round basis and enables retailers to increase customer satisfaction with fresh, high quality produce. An integral part of the SmartFresh value proposition is a direct service model providing customers with on-site applications of SmartFresh at their storage facilities together with mission-critical and value-added advisory services. Overall, the SmartFreshTM Quality System offers growers and packers an integrated freshness management solution that is highly effective and easy to deploy.

AgroFresh extended its post-harvest leadership with the acquisition in December 2017 of a controlling interest in Tecnidex Fruit Protection, S.A. (“Tecnidex”) which is based in Valencia, Spain, one of the largest citrus producing regions in the world. Tecnidex, a leading provider of fungicides, sanitizers, waxes and coatings, is primarily focused on the citrus market. Through its portfolio of post-harvest products, technology, consulting, and after-sale services, Tecnidex improves the quality and value of its clients’ fruit and vegetables while respecting the environment.

Tecnidex brought a broad catalog of solutions that enhanced our existing offering, including fungicides that can be added to our innovative ActiMistTM delivery system of foggable fungicides. The expanded offerings further diversified our revenue by expanding our ability to provide more solutions and service the citrus industry. With this acquisition, AgroFresh expanded its industry-leading post-harvest presence into additional crops and increased its penetration of the produce market in southern Europe, Latin America and Africa. We continually seek opportunities to leverage this range of products across new geographies for both existing and new customers.

Complementing our post-harvest solutions, AgroFresh’s HarvistaTM technology is used for near-harvest management of pome fruit (apples and pears), blueberries and cherries. Just as SmartFresh revolutionized post-harvest apple storage, we believe Harvista is starting to have a similar impact in the orchard. In apples, Harvista slows ripening, reduces fruit drop, and holds fruit on the tree longer to promote better color and fruit size. With maximum flexibility in application timing, it extends the harvest window by allowing growers to factor in ever-changing weather conditions and labor availability. We have found that the combination of Harvista in the orchard and SmartFresh in the storage room results in improved apple quality compared to use of either product individually. When applied to cherries, Harvista offers an increase to yield of a minimum of 10%.

AgroFresh provides freshness solutions across the supply chain, including retail where much of the ripening process and shrinkage occurs for certain crops. This includes bananas, the largest retail fruit category, and avocados, the fastest growing fruit category. According to data from the Journal of Consumer Affairs and Food and Agriculture Organization of United Nations, it is estimated that 12-16% of banana loss occurs after the fruit reaches the grocery store. SmartFresh technology can also address this problem and improve the quality and consumer appeal of bananas. SmartFresh application enables retailers to extend the consumer-preferred yellow life of bananas an additional 2-4 days, reducing shrinkage at the store level. As part of the same diversification efforts, we are also developing and promoting applications of SmartFresh adapted to diverse customer requirements for avocados, broccoli, melons, prunes, tomatoes and mangos.

Our FreshCloud™ platform is an example of how we continue to evolve and increase the value we provide to our customers. The FreshCloudTM platform consists of produce monitoring and screening solutions with real time information delivered in the “cloud” to customers. FreshCloud capitalizes on our decades-long history of innovation and scientific know-how in the physiology of fruits and vegetables. FreshCloud consists of both enhancements to our existing service offering and customer base and new solutions to reach more crops and steps in the distribution chain. FreshCloud Storage Insights combines proprietary sensor technology and data analytics in the storage room to offer customers real-time access to unique insights into the condition of their stored fruit. FreshCloud Predictive Screening predicts the risk of disorder development during storage by analyzing gene expression at commercial harvest, resulting in more informed storage management decisions. FreshCloud Transit Insights combines sensor technology and proprietary algorithms to provide insights into the condition and quality of fruit during transit. We continue to expand the scope of our FreshCloud offerings, and we are in the process of launching FreshCloud Quality Insights, which aims to integrate quality control and machine learning to drive better decisions through integrated data, as well as digitalization of current solutions such as Harvista.

In December of 2017, AgroFresh invested $10.0 million for an approximate 15% ownership stake in and entered into a commercial agreement with FFT, provider of the award-winning It’s Fresh! ethylene removal filters in North America, Europe, the Middle East and Africa (“EMEA”) and Latin America. FFT has recently shifted its strategic focus away from retailers to growers and packers and is devoting commercial efforts to the launch of a new film technology. Due to lower projections while FFT ramps up for a new product launch, AgroFresh recognized an impairment charge on its investment in FFT during 2019.

We are subject to extensive national, state and local government regulations. We have completed more than 400 comprehensive international health and environmental tests that have shown the AgroFresh family of products, including SmartFresh and Harvista, to be safe for consumers, workers and the environment. 1-Methylcyclopropene ("1-MCP"), the active ingredient in the AgroFresh products, is metabolized by the natural processes in fruits and leaves no residue. AgroFresh products have been approved by over 50 authorities including the U.S. Environmental Protection Agency and the European Commission.

Competitive Strengths

We believe that the following strengths differentiate us from our competitors and serve as the foundation for our planned continued growth:

Leading Agricultural Innovator and Solutions Provider with Proprietary Technical Know-How. AgroFresh has been at the forefront of fresh produce preservation solutions since our inception. Our research and development team include over 40 scientists, about half with advanced degrees, who are leaders in the fields of plant physiology. Beginning with our creation of the commercial market for 1-MCP applications for use in the preservation of apples, we have produced an extensive and exclusive database of produce physiology and consumer preferences. Building on our proprietary technical knowledge, we have developed an intellectual property portfolio, including over 500 granted and pending patents, that has enabled us to provide comprehensive and innovative solutions to a global customer base. SmartFresh delivers a substantial improvement in storage solutions for apples, pears, and other crops, allowing for significantly less waste and greater productivity, as well as a constant supply of high-quality fruit throughout the year. In the U.S., we estimate that 90% of stored apples are treated with 1-MCP, and our SmartFresh technology continues to enjoy a strong leadership position in this treatment protocol. Extending our record of innovation in the post-harvest market, we entered the near-harvest market with the introduction of Harvista, which extends the ideal harvest window for apples and pears, and increases production yields for cherries and blueberries to improve harvest management and enhance fruit quality. Building on this success, we entered the fungicide market with ActiMist and subsequently enhanced our fungicide portfolio with the acquisition of Tecnidex in 2017. Our recent launch of FreshCloud is the latest milestone in our new product innovation. With the FreshCloud platform, we expect to be able to provide customers real time insights about the condition of their fruit using novel monitoring technologies.

Diversified Global Presence Across All Major Growing Regions. We have established a global footprint with key products approved in over 50 countries that supports customers with over 25,000 storage rooms globally. Our top ten customers represent less than 15% of the Company's total revenue, a sign of the strength and resilience of our business. The Company's global commercial platform is unique in the post-harvest industry, positioned across six continents, bringing a full suite of AgroFresh solutions and high-touch advisory services to customers in every key produce-growing region. Our ability to deliver in-depth technical services and products across every major continent is a fundamental competitive advantage in our pursuit of capturing growth opportunities. We believe our global footprint provides not only a platform for growth but also greater diversification. Our participation in a wide range of markets protects the business from crop size fluctuations in any particular market. For the year ended December 31, 2019, EMEA, North America, Latin America and Asia Pacific (including China and India) represented 47.8%, 24.8%, 18.7% and 8.7% of sales, respectively. The acquisition of Tecnidex meaningfully contributed to our global diversification.

Service-Oriented Business Model Creates Sustainable Competitive Advantages. AgroFresh’s direct service model provides better margins than the industry average, and comprises not only product applications but also mission-critical technical advisory services. Our sales and technical support personnel maintain direct interaction with our customers in areas of contract negotiations and overall customer service. Furthermore, we currently have over 40 dedicated research and development scientists, about half with advanced degrees, working across seven global AgroFresh locations, numerous research institutes, and customer sites. This infrastructure has allowed us to amass a proprietary database of technical data of plant physiology collected across our 20+ year history. In 2019, we made approximately 36,000 monitored applications of SmartFresh. Our proprietary database gives us unique insights into the causes of produce spoilage for various crops varieties in different regions as well as best practices for the effective use of SmartFresh. As a result, our local sales and technical service teams are best positioned to provide custom advice and solutions, giving our customers “peace of mind” between and during harvest season.

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

One key initiative is to increase penetration of existing technologies into current and new geographic markets. While many apple growers and packers in the U.S. have adopted SmartFresh, there is potential for further growth. The market penetration of apples treated with SmartFresh has been growing internationally but remains below the levels achieved in the U.S. We have also concentrated on accelerating penetration of SmartFresh into pears outside of the U.S., as well as plums, kiwifruit and persimmons. Based on successful trials with customers, we are also expanding our commercial activities for SmartFresh to increase its use on avocados, bananas, melons, tomatoes, broccoli and mangos, where we believe SmartFresh can optimize the consumer experience for ripeness, color, taste, and texture. Related to this effort, we are repositioning RipeLock as our brand for packaging- based freshness technology solutions for fruits and vegetables.

Harvista is another key product where we are actively working to expand geographic adoption. As of December 31, 2019, Harvista is registered in eight countries and we are currently working to obtain registrations in more than ten additional countries including the European Union (the "EU"). In the past few years, we received regulatory approval to apply Harvista to cherry crops in the U.S., blueberries in Chile, and apples in Australia and our team is working to achieve similar registrations in other markets. Additionally, in 2020 we received approval for use of Harvista on apples in Brazil. The main limitation to accelerated growth of Harvista is the long regulatory approval cycle in important markets like the EU.

We have further augmented our crop solutions portfolio through our acquisition of Tecnidex. The addition of Tecnidex fungicides, sanitizers, waxes and coatings has diversified our crop exposure, reduced revenue seasonality, and provided new growth opportunities via cross-pollination of Tecnidex technologies into AgroFresh core fruit categories. As a result of all these initiatives, we have successfully diversified our proportion of sales attributable to apples from nearly 90% in July 2015 down to approximately 72% as of December 31, 2019.

Building on these growth initiatives, we continuously seek opportunities to leverage our research and development (“R&D”) capabilities to commercialize new products for currently unserved markets. At the same time, we are looking at M&A opportunities as another key strategy to enhance our value proposition and drive growth.

Long-Standing Relationships with Highly Diverse Customer Base. We believe our direct service model coupled with our proprietary solutions have helped us develop deep, trusted and long-tenured relationships with a diverse array of global customers including packers, growers, and retailers. For more than a decade, we have operated a large team of commercial and technical experts located in key geographies around the world to provide on-site custom advisory services. This infrastructure helps us maintain intimate and consistent interaction with our customers throughout the year to understand all aspects of harvest operations, address a variety of customer-specific issues, and ultimately improve the economics for growers, packers, and retailers across the supply chain. As a result of our unique service model and comprehensive solutions, we have cultivated direct customer relationships in more than 50 countries. We have also started some strategic customer relationships as a way to penetrate new geographies and markets.

High Profit Margins, Strong, and Consistent Cash Flow Generation. Our technical expertise, long-standing customer relationships, and asset-light business model drive attractive, sustainable profit margins. For the year ended December 31, 2019, we generated gross margins and EBITDA margins of 74% and 23%, respectively1. In addition, we employ an “asset-light”, outsourced production model. We use a single third-party manufacturer for our key active ingredient, 1-MCP, under a long-term contract with strict confidentiality obligations, to manufacture, and several other suppliers to formulate products and provide packaging services. For the manufacturing of waxes, sanitizers, and equipment servicing the citrus market, we have a combination of a manufacturing plant and several suppliers to formulate products and assemble equipment. As a result, our manufacturing footprint requires minimal capital investment and manufacturing personnel. For the year ended December 31, 2019, capital expenditures were $3.6 million, or 2.1% of net sales. Our attractive margin profile coupled with our asset-light solutions result in free cash flow generation, which will be used to reinvest in the business and repay debt.

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

During the past several years, our management team has effectively launched new products, established new partnerships across the supply chain and completed a successful acquisition of the majority control of Tecnidex. Supported by a deep bench of professionals and a track record of execution, we believe our management team has the vision, expertise, and experience to position us for continued success and to implement our business and growth strategies.

1 EBITDA margin is a non-GAAP measure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K for more information, and for a reconciliation of EBITDA to net (loss) income.

Industry Overview

Food Preservation and Freshness

According to the Food and Agriculture Organization of the United Nations, over 1.3 billion metric tons of food, or approximately one third of the total food produced worldwide, is lost to spoilage or waste each year. Euromonitor reports that retailers are often judged on their fresh food selection. A large percentage of food waste at the retail level is based on qualitative factors related to consumer perception of freshness. In the U.S., the Environmental Protection Agency announced in 2015 the first-ever domestic goal to reduce food loss and waste by 50 percent by 2030.

Loss or shrinkage along the food supply chain has a variety of causes, including degradation of fresh produce during storage and transportation.

AgroFresh strives to be the guardian of the world’s fresh produce and stands ready to lead the fresh produce industry into a more sustainable future. In 2019, we completed a detailed sustainability study about the influence of SmartFresh on the apple industry. From 2002 to 2018, we estimate that 259,500 metric tons of apple waste were diverted in the U.S., France and Italy alone. This reduced apple spoilage equates to more than 2.5 million metric tons of water. Improving the apple supply chain in those three countries during the same period took more than 10 million metric tons of carbon dioxide out of the air. This is equivalent to taking approximately two million cars off the road for one year or eliminating one billion smartphone charges. In other countries throughout the world, we estimate that SmartFresh reduced CO2 emissions by approximately 342,000 metric tons during that same period.

Near-Harvest Treatments

Near-harvest treatments commonly used to increase the value of crops and reduce harvest losses include the use of “plant growth regulators” (“PGRs”) during the last stages of crop growth. PGRs influence the rate of growth or development of crops or affect their reaction to stress events such as harsh weather. PGRs interact with the biochemical make-up of the plant and work by mimicking or blocking the production of naturally occurring plant hormones, like ethylene. Blocking the production of ethylene allows a grower to slow down the maturation of fruit to achieve better control over the timing of harvest. PGRs have a range of effectiveness depending on factors such as environmental conditions and the timing of application. We consider applications in the orchard as “near-harvest” since they are applied right before the fruit is harvested and have synergistic effect with our post-harvest solutions.

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

Our Business

We are an agricultural innovator in proprietary advanced technologies that enhance the freshness, quality, and value of fresh produce. We currently offer SmartFresh applications at customer sites predominately through a direct service model utilizing third-party contractors. We also provide advisory services based on our extensive knowledge on the use of 1-MCP collected through tens of thousands of monitored applications done as a part of the service model. Our pricing to customers is based on the service provided, not on the product sold. We operate in over 50 countries and derive the majority of our revenue working with customers to protect the value of apples, pears and other produce during storage. We offer Harvista in the U.S., Canada, Argentina, Chile, Turkey, Israel, Australia and South Africa, and are expanding into Brazil starting in 2020. LandSpring is being marketed primarily in the U.S. and SmartFresh diversification efforts are being marketed mainly in the U.S., Mexico and Peru. ActiMist was launched in the U.S. and is being expanded into other countries subject to regulatory approval. Line extensions and new services are planned for introduction to seek to strengthen our global position in post-harvest storage and to capitalize on adjacent growth opportunities in near-harvest markets.

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

1-MCP, the active ingredient in SmartFresh, LandSpring and Harvista, is an ethylene action inhibitor with a proven ability to maintain freshness and extend the shelf life of certain fresh produce. The 1-MCP molecule is structurally similar to ethylene, a naturally occurring plant hormone that occurs in certain fruits and vegetables. Ethylene helps produce grow and ripen, but eventually causes over-ripening and spoilage. 1-MCP works by blocking the ethylene receptors in plant cells, which temporarily delays the ripening process, enabling the produce to better maintain the qualities associated with freshness.

Fruits and vegetables are classified as climacteric or non-climacteric, a term referring to the process of fruit maturation. The climacteric event is a stage of fruit ripening associated with higher ethylene production and changes in the fruit including pigment changes and sugar release. The climacteric event marks the peak of edible ripeness, with fruits having the best taste and texture for consumption. The role of SmartFresh is to delay the onset of the climacteric stage until the product is ready for consumption. Apples, pears, kiwifruit, plums, persimmon, bananas, melons, peaches and tomatoes are examples of climacteric fruit. The Company continues to evaluate the commercial value of 1-MCP with a range of other climacteric fruit.

SmartFresh Value Proposition

SmartFresh, our flagship solution, preserves the texture, firmness, taste and appearance of produce during storage, transportation and retail display. It allows growers and packers to deliver “just harvested” freshness on a year-round basis and enables retailers to increase customer satisfaction with fresh, high quality produce. An integral part of the SmartFresh value proposition is a direct service model providing customers with on-site applications of SmartFresh at their storage facilities together with mission-critical and value-added advisory services.

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

Beneficial effects of SmartFresh have been proven across numerous apple varieties throughout the world. SmartFresh is also effective with other crops that are highly sensitive to ethylene, including pears, kiwifruit, plums, persimmons, avocados, melons, tomatoes and broccoli, each of which requires a different application method and supply chain logistics beyond storage rooms. We also offer a corresponding solution for flowers, marketed under the EthylBloc brand name through two strategic partners that have a strong position in the global flower market.

AgroFresh’s business historically has been highly seasonal, driven by the timing of apple harvests in the northern and southern hemispheres. The first half of the year is when the southern hemisphere harvest occurs, and the second half of the year is when the northern hemisphere harvest occurs. Since the northern hemisphere harvest of our two core crops of apples and pears is typically larger, a significant portion of our sales and profits are historically generated in the second half of the year. In addition to this seasonality, factors such as weather patterns may impact the timing of the harvest within the two halves of the year. Crop diversification is an important way to achieve balanced revenues across the year, and the ability to service the citrus segment provides an opportunity for the Company to increase revenue in the fourth and first quarters, which are the two strongest quarters for citrus crops. Our acquisition of a controlling interest in Tecnidex and an increased presence in the citrus category has moderately reduced the historic concentration of sales in the second half of the year.

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

Harvista

Complementing our post-harvest solutions, Harvista is used for near-harvest management of apples, pears, cherries and blueberries. Our Harvista product line includes proprietary 1-MCP formulations that are specifically designed to slow ripening, reduce fruit drop, and hold fruit on the tree longer to promote better color and fruit size, thereby bringing new benefits to the grower. With maximum flexibility in application timing, it extends the harvest window by allowing growers to factor in ever-changing weather conditions and labor availability, providing peace of mind. We have found that the combination of Harvista in the orchard and SmartFresh in the storage room results in improved fruit quality metrics compared to use of either product individually.

Harvista extends the “ideal harvest window” for up to an additional 14 days. This added flexibility creates significant benefits both in terms of harvest logistics and crop profitability. Widening the harvest window allows for better scheduling and the optimization of limited resources, such as harvest crews and equipment. Overall, the value of the crop is enhanced by bigger average fruit size, better color, and fewer defects.

We offer Harvista for apples, pears, cherries and blueberries through a pre-scheduled application service including aerial and/or ground applications depending on the crop and growing region. Typically, our technical staff designs the protocol in consultation with the customer, and either a third-party service provider or the customer makes the application.

Harvista is currently available in the U.S., Canada, Turkey, Argentina, Brazil, Israel, Chile, Australia and South Africa, and the Company is currently compiling data for registrations in more than ten countries, which are expected to be granted on a country by country basis over the next five years. In 2017, we received regulatory approval to apply Harvista to cherries in the U.S. and blueberries in Chile. Additional registrations and label expansions are expected to be pursued as new formulations and/or crop concepts are validated.

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

Marketing and Sales

AgroFresh has consolidated the Company’s core business units under four seasoned commercial directors while adding leadership and focus to accelerate new business development activities. In 2018, we hired a director of crop diversification to lead the diversification of commercial opportunities as well as expansion into crops other than pome fruit and citrus. In 2019, we added a business leader to target citrus expansion in California, Peru and Mexico.

The Company's core post-harvest business includes solutions designed to improve the yields of growers and packers. These solutions include SmartFresh, Harvista, ActiMist, FreshCloud Storage Insights, FreshCloud Predictive Screening and a large range of fungicides, waxes and coatings, marketed under the brands Textar and Teycer, respectively.

Integration of Tecnidex continued to progress well in 2019, with all functional departments now aligned with AgroFresh’s global structure, including consolidation of all sales teams. In addition, SAP was implemented across the Tecnidex organization in April 2019.

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

The marketing function is organized on a global and regional basis. This includes global brand management and corporate brand/image stewardship and regionally developed marketing strategies and tactics to drive growth and customer penetration. Marketing personnel are embedded within the Company’s operating regions to provide maximum ability to collaborate with local sales teams and capitalize on business opportunities. Regional marketing teams interact with customers to keep them up to date on the latest research and news about AgroFresh products. Market research, including product penetration, collecting competitive intelligence and tracking other relevant market and industry information, is managed globally in conjunction with the regional teams.

No single customer accounted for more than 10% of net sales in 2019, 2018 or 2017.

Competition

We estimate the size of the core post-harvest market to be approximately $500 million on a global basis. The post-harvest solutions offered include 1-MCP-based solutions, fungicides and coatings, representing approximately 36%, 20% and 24% of the total market, respectively. The market for the use of 1-MCP is evolving and we have faced growing competition since the expiration of the 1-MCP use patent in 2014. We estimate that citrus applications represent approximately 60% of the total core post-harvest market, which is why we are focused on seeking to grow in this important crop segment. The market for post-harvest solutions is fragmented with various regional suppliers. Including AgroFresh, there are three leading providers with global reach that account for about two thirds of global post-harvest sales. Other regional players, mainly in citrus, account for approximately another 20% of post-harvest sales. Additional key players in the post-harvest industry include fungicide suppliers such as Syngenta and Janssen PMP who hold post-harvest registrations of fungicides previously approved for pre-harvest applications. In the near-harvest segment, ReTainTM is a competitive technology to Harvista that is offered by Valent in all regions except for the EU. We believe that the principal factors of competition in our industry include reputation, product quality, customer service and customer intimacy, product innovation, technical service and value creation. We believe that we compete favorably with competitors on the basis of these and other factors. See the subsection titled “Competitive Strengths” above.

Research and Development

Research and development plays an important role at AgroFresh in supporting customers as well as developing line extensions and new products. Research and development is a truly global function with less than half of our R&D resources located in facilities in North America, and the remainder across our other regions. During fruit harvest times (August to November in the Northern Hemisphere and late January to early May in the Southern Hemisphere), we hire additional third-party contract scientists to assist AgroFresh in the execution of experiments involving Harvista, SmartFresh, and FreshCloud technologies. Most of the regional research and development facilities focus on business aligned research and development initiatives to develop line extensions and create new products. Research and development makes use of core competencies in a number of technical areas including post-harvest physiology, analytical chemistry, regulatory sciences, regulatory affairs, formulation science, formulation process development, organic chemistry and delivery systems. Initiatives focused on next generation solutions utilize expertise in material science, molecular biology, post-harvest pathology, diagnostics and sensor technology.

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

Employees

As of December 31, 2019, we had approximately 292 full-time employees. None of our employees in North America are members of a union or subject to the terms of a collective bargaining agreement. In certain other countries where we operate

(including Brazil, France, Germany, Italy, Netherlands and Spain), employees are members of unions or are represented by works councils. In addition, certain of our activities have been performed historically by seasonal and part-time third-party contingent staff.

Geographic Information

Please see Note 19 to the audited consolidated financial statements for geographic sales information.

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

Actions by new or existing competitors, including introduction of competing products or services, promotions, combinations with other products or services, or price-cutting may lower our sales or require actions to retain and attract customers which could adversely affect our profitability. Increased competition from existing or new competitors could result in price reductions, increased competition for materials, reduced margins or loss of market share, any of which could materially and adversely affect our business and our operating results and financial condition. For example, during 2017 and 2018, we decreased pricing in the U.S. to defend market share against increased competition. We believe the situation stabilized during the 2019 season. We may elect to take similar action in other regions such as Europe in the future, depending on competitive pressures.

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

Our business involves complex operations and demands a management team and workforce that is knowledgeable and expert in many areas necessary for our operations. As a company focused on both research and development and customer service in the highly-specialized horticultural pre- and post-harvest fields, we rely on our ability to attract and retain skilled employees, consultants and contractors, including our specialized research and development and sales and service personnel. As of December 31, 2019, we employed approximately 292 full-time employees, of which approximately 148 were members of our research and development and sales and service teams. The departure of a significant number of our highly skilled employees, consultants or contractors or one or more employees who hold key regional management positions could have an adverse impact on our operations, including as a result of customers choosing to follow a regional manager to one of our competitors.

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

Our business is highly dependent on one active ingredient, 1-MCP, applied to a limited number of horticultural products. In 2019, we derived approximately 76% of our revenue working with customers using SmartFresh to protect the value of apples, pears and other produce during storage. We expect these applications, products and active ingredients to continue to account for a large percentage of our profits in the near term. Our ability to continue to market and sell products containing this active ingredient in existing and new crop segments is important to our future success.

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

In December 2017, we completed the acquisition of a controlling interest in Tecnidex Fruit Protection, S.A.U., a leading provider of post-harvest fungicides, waxes and sanitizers for the citrus market. We may further pursue strategic acquisitions, as well as investments in technologies. Acquisitions present challenges, including geographical coordination, personnel integration and retention of key management personnel, systems integration, the potential disruption of each company’s ongoing business, possible inconsistencies in standards, controls, procedures, and policies, unanticipated costs of terminating or relocating facilities and operations, unanticipated expenses relating to such integration, contingent obligations, and the reconciliation of corporate cultures. Those operations could divert management’s attention from the business, cause a temporary interruption of or loss of momentum in the business, and adversely affect our results of operations and financial condition. Acquisitions are an important source of new products and active ingredients, technologies, services, customers, geographies and channels to market. The inability to consummate and integrate new acquisitions on advantageous terms could adversely affect our ability to grow and compete effectively.

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

We may be adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. While we have minimal business in China, our operations could be adversely affected to the extent that coronavirus or any other epidemic harms the global economy in general or demand for fresh horticultural products generally. Our operations may experience disruptions in the event of a global pandemic or restriction on travel that results from a global pandemic, which may materially and adversely affect our business, financial condition and results of operations. The extent to which the coronavirus or other health epidemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted.

Our substantial level of indebtedness could materially and adversely affect our business, financial condition and results of operations.

We have a significant amount of indebtedness. As of December 31, 2019, our total indebtedness was approximately $407 million, including $406 million in outstanding principal under a term loan with a scheduled maturity date of July 31, 2021. This substantial level of debt could have a variety of negative effects, including:

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

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors, some of which are beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. If we are unable to make payments or otherwise default on our debt obligations, the lenders could foreclose on our assets, which would have a material adverse effect on our business, financial condition and results of operations.

If we are unable to obtain additional debt or equity capital, restructure or refinance our indebtedness, or avail ourselves of alternative actions, our Term Loan ($405.9 million as of December 31, 2019) will become a current liability in the third quarter of 2020, which could raise doubts about our ability to continue as a going concern.

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

We rely on unaffiliated contract manufacturers to produce certain key components of our products. There is limited available manufacturing capacity that meets our quality standards and regulatory requirements, especially for the manufacturing of the active ingredient, 1-MCP. Our 1-MCP needs are currently sourced from a single qualified supplier, although we currently have sufficient safety stock to allow us to withstand a disruption in supply from that supplier. In addition, we have qualified a second supplier to provide our active ingredient in the event of a disruption from our current supplier. However, if we are unable to arrange for sufficient production capacity among our contract manufacturers or our contract manufacturers encounter production, quality, financial, or other difficulties, including labor or geopolitical disturbances, we may encounter difficulty in meeting customer demands as we seek alternative sources of supply, or we may have to make financial accommodations to such contract manufacturers or otherwise take steps to avoid or minimize supply disruption. We may be unable to locate an additional or alternate contract manufacturer that meets our quality controls and standards and regulatory requirements in a timely manner or on commercially reasonable terms. Any such difficulties could have an adverse effect on our business, financial condition and results of operations, which could be material.

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

The failure to collect outstanding receivables could have an adverse impact on our business, financial condition and results of operations. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then we might be required to make additional allowances, which would adversely affect our results of operations in the period in which the determination or allowance was made. Bad debt write offs were less than 0.5% of revenues in each of 2019, 2018 and 2017.

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

No single customer accounted for more than 10% of our consolidated net sales in 2019, 2018 or 2017. At December 31, 2019, December 31, 2018 and December 31, 2017, no individual customer accounted for greater than 10% of our consolidated accounts receivable balance.

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

We have recognized substantial balances of goodwill and identified intangible assets as a result of business combinations, and we may record additional goodwill and other intangible assets as a result of any acquisitions we may complete in the future. We are required to test goodwill and any other intangible asset with an indefinite life for possible impairment on the same date each year and on an interim basis if there are indicators of a possible impairment. We are also required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment. There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and fixed assets. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which we operate or impairment in our financial performance and/or future outlook, the estimated fair value of our long-lived assets decreases, we may determine that one or more of our long-lived assets is impaired. An impairment charge would be determined based on the estimated fair value of the assets and any such impairment charge could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Securities

The Dow Chemical Company ("Dow") has significant influence over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of December 31, 2019, Dow owned approximately 41% of our outstanding common stock. In addition, Dow currently owns 3,000,000 of our outstanding warrants. Because of the degree of concentration of voting power (and the potential for such power to increase upon the purchase of additional stock or the exercise of warrants), your ability to elect members of our board of directors and influence our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends, may be diminished.

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

As of December 31, 2019, there were 51,178,146 shares of our common stock outstanding. Substantially all of our issued and outstanding shares are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. Future sales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

We are party to an Investor Rights Agreement, dated July 31, 2015 (the “Investor Rights Agreement”), pursuant to which Dow and the other parties thereto are entitled to demand that we register the resale of their securities subject to certain minimum requirements. Stockholders who are party to the Investor Rights Agreement also have certain “piggyback” registration rights with respect to registration statements we may file.

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

As of December 31, 2019, outstanding warrants to purchase an aggregate of 15,983,072 shares of our common stock were exercisable in accordance with the terms of the warrant agreement governing those securities. All of these warrants will expire at 5:00 p.m., New York time, on July 31, 2020, or earlier upon redemption or liquidation. The exercise price of these warrants is $11.50 per share. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.

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

We are a smaller reporting company and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

While we have ceased being an “emerging growth company” as of December 31, 2019, many of the exemptions available for emerging growth companies are also available to smaller reporting companies like us that have less than $250 million of worldwide common equity held by non-affiliates. The disclosures we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered a smaller reporting company. Specifically, similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404 requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we will rely on the exemptions available to smaller reporting companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

If we are unable to maintain effective internal control over financial reporting or effective disclosure controls, this could have a material adverse effect on our business and stock price.

As a publicly traded company, we are required to comply with the SEC’s rules implementing Section 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we remain a smaller reporting company.

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

If we are unable to comply with the requirements of Section 404 in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting if and when we cease to be a smaller reporting company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by NASDAQ (the exchange on which our securities are listed), the SEC or other regulatory authorities, which could require additional financial and management resources.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease our current headquarter facility in Philadelphia, Pennsylvania, consisting of approximately 15,887 square feet. The lease has a 90 month term commencing in May 2016, with a five-year renewal option and an option for us to terminate the lease after 72 months. We also lease office space in Paris, France, consisting of approximately 7,100 square feet. The lease has a 108 month term commencing in October 2015. We lease a facility in Spring House, Pennsylvania consisting of 14,000 square feet. The lease has a 123 month term commencing in January 2018. We use five primary additional leased locations worldwide to deliver product and technical services: Yakima, Washington; Fresno, California; Curico, Chile; Bologna, Italy; and Lerida, Spain. In addition, the Yakima Service Center is our product distribution center to all geographic regions around the world. Tecnidex occupies a building of five units that make up their headquarters in Valencia, Spain. Tecnidex owns two of these units (consisting of approximately 24,480 square feet) and leases the three remaining units (consisting of approximately 37,245 square feet). One of the leased units has a 60 month term that commenced in October 2015 and the other two leased units have a 120 month lease term that commenced in July 2017.

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

In August 2016, we filed a lawsuit against MirTech, Inc. (“MirTech”), Decco U.S. Post-Harvest, Inc. (“Decco”) and certain related parties in the United States District Court for the District of Delaware. Our complaint alleged, among other things, that MirTech, a former consultant to us, appropriated our confidential information and technology, in violation of agreements between MirTech and us, and that MirTech and Decco collaborated to infringe on several of our patents. Our complaint seeks, among other relief, declarations that we are the owner of a number of patents filed by MirTech, injunctive relief to stop the infringement of our patents, and monetary damages. The claims in this lawsuit were bifurcated and a bench trial was held in March 2017 on certain of our contract claims., after which the Court ruled in the Company’s favor and against MirTech. In October 2019 there was a jury trial against Decco and its parent company, UPL Ltd.("UPL"), in which the jury awarded AgroFresh $31.1 million in damages, including punitive damage. The Company filed a post-trial motion asking the trial Court Judge to award up to $14.0 million in additional damages, and UPL and Decco filed post-trial motions asking the trial Court Judge to set aside the jury’s award and find in favor of UPL and Decco. The Court has not ruled on any of the post-trial motions to date.

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

Holders of Record

On February 25, 2020, there were approximately 84 holders of record of our common stock and 5 holders of record of our warrants. Such numbers do not include beneficial owners holding securities through nominee names.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains the financial measure EBITDA and Adjusted EBITDA, which are not presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These non-GAAP financial measures are being presented because management believes that they provide readers with additional insight into the Company’s operational performance relative to earlier periods and relative to its competitors and they are key measures used by the Company to evaluate its performance. The Company does not intend for these non-GAAP financial measures to be a substitute for any GAAP financial information. Readers of this MD&A should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures. A reconciliation of EBITDA and Adjusted EBITDA to the most comparable GAAP measure is provided in this MD&A.

Business Overview

AgroFresh is a global leader in delivering innovative food preservation and waste reduction solutions for fresh produce. The Company is empowering the food industry with a range of integrated solutions designed to help growers, packers and retailers improve produce freshness and quality while reducing waste. AgroFresh has key products registered in over 50 countries, and supports customers with over 25,000 storage rooms globally. AgroFresh’s solutions range from near-harvest with HarvistaTM and LandSpringTM to its flagship post-harvest SmartFreshTM technology. Additional post-harvest freshness solutions include fungicides that can be applied to meet various customer operational requirements, in either a foggable (ActiMist™) or liquid (ActiSeal™) delivery form. To supplement our near- and post-harvest product solutions, our suite of FreshCloud™ analytical, diagnostic and tracking services provide a range of value-added capabilities that help customers optimize the quality of their produce. Beyond apples, SmartFresh technology can provide ready-to-eat freshness for other fruits and vegetables including avocados, bananas, melons, tomatoes, broccoli and mangos. AgroFresh is also providing customers with packaging-based advisory services and custom packaging solutions including RipeLock, which has been repositioned as our brand for packaging-based freshness technology solutions for fruits and vegetables.

In December 2017, AgroFresh acquired a controlling interest in Tecnidex. With this acquisition, AgroFresh expanded its industry-leading post-harvest presence into additional crops, and increased its penetration of the produce market in southern Europe, Latin America and Africa. For over 35 years, Tecnidex has been helping fruit and vegetable producers offer clean, safe and high-quality products to its regional customers in 18 countries. Through its portfolio of post-harvest fungicides, coatings, waxes and sanitizers, and associated consulting and after-sale services, Tecnidex improves the quality and value of its clients’ fruit and vegetables while respecting the environment. Tecnidex further diversified AgroFresh’s revenue by expanding the Company's ability to provide solutions and service to the citrus industry.

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

AgroFresh’s current flagship product, SmartFresh, regulates the post-harvest ripening effects of ethylene, the naturally occurring plant hormone that triggers ripening in certain fruits and vegetables. SmartFresh is naturally biodegradable, leaves no detectable residue, and has been approved for use by many domestic and global regulatory organizations. Harvista extends the Company’s proprietary technology into the field, including treatment of cherries and blueberries early in the growing season, and near-harvest management of apples and pears. FreshCloud Storage InsightsTM is an atmospheric monitoring system that leverages the Company's extensive understanding of fruit physiology, fruit respiration, controlled atmosphere technology, and new proprietary diagnostic tools to provide improved real-time guidance to producers and packers of fresh produce regarding storage conditions so timely corrective measures can be taken. LandSpringTM is an innovative 1-MCP technology targeted to transplanted vegetable seedlings. It is currently registered for use on tomato, peppers, and 14 other crops in the US. It reduces transplant shock, resulting in less seedling mortality and faster crop establishment, which leads to a healthier crop and improved yields.

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

On July 31, 2015 (the “Closing Date”), we consummated a business combination (the “Business Combination”) pursuant to a Stock Purchase Agreement, dated April 30, 2015 (the “Purchase Agreement”), with Dow, providing for the acquisition by us of the AgroFresh business from Dow. In connection with the closing of the Business Combination, we entered into a tax receivables agreement (the "TRA"), as amended in April 2017, pursuant to which Dow was entitled to receive 50% of the tax savings, if any, that the Company realized as a result of the increase in the tax basis of assets acquired pursuant to the Business Combination. The TRA was terminated in December 2019. Also in connection with the closing of the Business Combination, AgroFresh entered into a transition services agreement with Dow. Under the agreement, Dow provided AgroFresh a suite of services for a period of time ranging from six months to five years depending on the service. While most of the Dow-provided services were complete as of December 31, 2018, certain services are expected to continue through 2020.

Factors Affecting the Company’s Results of Operations

The Company’s results of operations are affected by a number of external factors. Some of the more important factors are briefly discussed below.

Demand for the Company’s Offerings

The Company services customers in over 50 countries and derives its revenue by assisting growers and packers to optimize the value of their crops primarily through the post-harvest period. Its products and services add value to customers by reducing food spoilage and extending the life of perishable fruits. The Food and Agriculture Organization of the United Nations has estimated that a growing global population will require a near doubling of food production in developing countries by 2050 to meet the expected demand of a worldwide population of 9 billion people.

This global trend, among others, creates demand for the Company’s solutions. The Company’s offerings are currently protected by patent filings in 51 countries.

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

Customer Pricing

The Company’s offerings are priced based on the value they provide to the Company’s customers. From time to time, the Company adjusts the pricing of its offerings to address market trends. The Company does not typically price its products in relation to any underlying cost of materials or services; therefore, its margins can fluctuate with changes in these costs. The Company’s pricing may include rebate arrangements with customers in exchange for mutually beneficial long-term relationships and growth.

Integrated Service Model

AgroFresh's direct service model offers the Company’s commercially available products, including SmartFresh and Harvista. Sales and sales support personnel maintain face-to-face relationships with customers year round. Technical sales and support personnel work directly with customers to provide value-added advisory services regarding the application of SmartFresh. The actual application of SmartFresh is performed by service providers that are typically third-party contractors. The Harvista application service, through both aerial and ground application, is also administered by third-party service providers or made by our customers directly.

Most of the Company’s service providers are operating under multi-year contracts. Management believes the quality and experience of its service providers deliver clear commercial benefits.

Seasonality

The Company’s operations are subject to seasonal variation due to the timing of the growing seasons around the world. For our core crops of apples and pears, northern hemisphere growers harvest from August through November, and southern hemisphere growers harvest from late January to early May. As we diversify into other crops, such as citrus, we also anticipate seasonal variations in this business due to the northern hemisphere citrus harvest, which spans from October to March. Since the majority of the Company’s sales are in northern hemisphere countries, a proportionately greater share of its revenue is realized during the second half of the year. There are also variations in the seasonal demands from year to year depending on weather patterns and crop size. This seasonality and variations in seasonal demand could impact the ability to compare results between periods.

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

Domestic and Foreign Operations

The Company has both domestic and foreign operations. Fluctuations in foreign exchange rates, regional growth-related spending in R&D and marketing expenses, and changes in local selling prices, among other factors, may impact the profitability of foreign operations in the future.

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

The process of evaluating the potential impairment of goodwill is subjective because it requires the use of estimates and assumptions as to our future cash flows, discount rates commensurate with the risks involved in the assets, future economic and market conditions, as well as other key assumptions. The amounts recorded in the financial statements related to goodwill are based on the best estimates and judgments of the Company’s management, although actual outcomes could differ from our estimates. In connection with the Tecnidex acquisition in 2017, we recorded goodwill with a carrying value of $6.3 million as of December 31, 2019. The estimated fair value of the Tecnidex reporting unit as of December 31, 2019 is approximately 9% greater than the carrying value of the reporting unit. A 1% increase in the assumed discount rate or a 5% decrease in projected revenues would cause the impairment test to fail.

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

•Macroeconomic conditions
•Industry and market considerations
•Cost factors
•Overall financial performance; and
•Other relevant entity-specific events

Based on the results of our annual impairment reviews, management recorded an impairment charge of $2.6 million on its SmartFresh trade name for the year ended December 31, 2018. The Company recorded an impairment charge of $1.0 million for the year ended December 31, 2019 associated with Verigo software. In determining the fair value of the trade names, the Company applied the relief from royalty methodology, which is based on the assumption that without ownership of the assets, the user of the trade name would have to make a stream of payments to the owner of the trade names in return for the rights to use the trade names. By acquiring the trade name, the user avoids those payments. The Company has three indefinite-lived trade names which passed the impairment test as of December 31, 2019 by 34%, 29%, and 8%. A 1% increase in the discount rate would cause an impairment of one of the trade names by approximately $0.2 million.

Definite-lived intangible assets, such as technology, customer relationships and software are amortized over their estimated useful lives, generally for periods ranging from 4 to 24 years. We assess the reasonableness of the useful lives of these assets regularly. Our assessment is based on a number of factors including competitive environment, product history, underlying product life cycles, operating strategy and the macroeconomic environment of the countries in which the products are sold. The impairment of definite-lived intangible assets is tested annually or more frequently when factors or changes in circumstances indicate that the fair value has declined below its carrying value. If any factors that could result in future impairment charge have occurred, a recoverability test is performed in which the undiscounted cash flows of the asset or asset group are compared to the carrying value. If the cash flows are not sufficient to recover the carrying value, then a fair value estimate is made of the asset or asset group to determine the amount of impairment, if any. Once these assets are fully amortized, they are removed from the balance sheet. In the fourth quarter of 2019, the Company recognized accelerated amortization expense of $34.0 million related to developed RipeLock technology based on the Company’s change in strategy for the RipeLock product. The accelerated amortization expense is included in amortization of intangibles in the consolidated statements of (loss) income.

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

In periods prior to the adoption of Topic 606, revenue was recognized when (1) persuasive evidence of an arrangement existed, (2) delivery had occurred or services had been rendered, (3) the sales price was fixed or determinable, and (4) collectability was reasonably assured.

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

The fair values of the various contingent consideration components were measured using the following valuation models. The fair value of the tax amortization benefit contingency was measured using an income approach based on the Company’s best estimate of the undiscounted cash payments to be made, tax effected and discounted to present value utilizing an appropriate market discount rate. The fair value of the earnout payment was measured using a Monte Carlo pricing model and based on the Company’s best projection of the Company’s revenues over the three-year period from January 1, 2018 to December 31, 2020.

See Note 3 to the audited consolidated financial statements for further information.

Stock-Based Compensation

We recognize stock-based compensation expense for all share-based payment awards on a straight-line basis over the requisite service period of the award. Determining the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. See Note 16 to the audited consolidated financial statements contained in this report for further detail on stock-based compensation.

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

Results of Operations

The following table summarizes the results of operations:

(in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Net sales	$170,065	$178,786	$164,026
Cost of sales (excluding amortization, shown separately below)	45,049	46,271	32,655
Gross profit	125,016	132,515	131,371
Research and development expenses	14,112	13,873	13,779
Selling, general, and administrative expenses	59,446	65,770	61,847
Amortization of intangibles	81,119	45,946	41,910
Impairment of long lived assets	11,424	2,600	—
Change in fair value of contingent consideration	(330)	(3,018)	(26,948)
Operating (loss) income	(40,755)	7,344	40,783
Other income	13	429	611
(Loss) gain on foreign currency exchange	(4,127)	(1,722)	13,344
Interest expense, net	(33,784)	(34,451)	(35,755)
(Loss) Income before income taxes	(78,653)	(28,400)	18,983
(Benefit) provision for income taxes	(17,143)	1,840	(4,579)
Net (loss) income including non-controlling interests	$(61,510)	$(30,240)	$23,562
Less: Net loss (income) attributable to non-controlling interests	$678	$180	$(91)
Net (loss) income attributable to AgroFresh Solutions, Inc	$(60,832)	$(30,060)	$23,471

Comparison of Results of Operations for the year ended December 31, 2019 and the year ended December 31, 2018.

Net Sales

Net sales were $170.1 million for the year ended December 31, 2019, as compared to net sales of $178.8 million for the year ended December 31, 2018. The impact of the change in foreign currency exchange rates compared to 2018 reduced revenue by $3.3 million. Excluding this impact, revenue decreased approximately 3.0%.

The remaining decrease in net sales was due to increased competition and decreased pear crop size in Europe. Tecnidex sales decreased 4.7% on an absolute basis and decreased 0.1% on a constant currency basis versus the prior year period. Offsetting these decreases was growth in SmartFresh in Latin America, sales of Harvista in North America and Latin America and new revenue associated with FreshCloud.

Cost of Sales

Cost of sales was $45.0 million for the year ended December 31, 2019, as compared to $46.3 million for the year ended December 31, 2018. Gross profit margin was 73.5% in 2019 versus 74.1% in 2018. The margin was relatively stable and in line with our expectations.

Research and Development Expenses

Research and development expenses were $14.1 million for the year ended December 31, 2019, as compared to $13.9 million for the year ended December 31, 2018. The increase in research and development expenses is primarily related to $0.5 million of severance costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $59.4 million for the year ended December 31, 2019, as compared to $65.8 million for the year ended December 31, 2018, a decrease of 9.6%. Included in selling, general and administrative expenses were $8.8 million in 2019 and $9.0 million in 2018 of costs associated with non-recurring items that include M&A and litigation along with severance. Excluding these items, selling general and administrative expenses decreased approximately 10.7% from 2018 to 2019, driven by ongoing cost optimization initiatives.

Amortization of Intangibles

Amortization of intangibles was $81.1 million for the year ended December 31, 2019, as compared to $45.9 million for the year ended December 31, 2018. The increase in amortization is due to accelerated Ripelock amortization of $34.0 million and software additions during 2019.

Impairment of Assets

During the year ended December 31, 2019, the Company recorded an impairment charge of $1.0 million associated with Verigo software following a partnership agreement with a new technology provider and an impairment of $10.1 million on investments and $0.4 million of other assets. During the year ended December 31, 2018, the Company recorded an impairment charge of $2.6 million related to the estimated decline in the fair value of the SmartFresh trade name.

Change in fair value of contingent consideration

The Company recorded a $0.3 million gain in the year ended December 31, 2019 related to the change in the fair value of contingent consideration, as compared to a $3.0 million gain for the year ended December 31, 2018. As discussed in Note 3 to the audited consolidated financial statements, pursuant to the Business Combination, the Company entered into various forms of contingent consideration, including the deferred payment and the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings. For the year ended December 31, 2018, the deferred payment and the tax amortization benefit contingency mark-to-market gains were $0.3 million and $2.8 million, respectively. For the year ended December 31, 2019, the Company recognized a deferred payment gain of $0.4 million and a tax amortization benefit contingency loss of $0.1 million. In December 2019, the TRA was terminated, and the Company paid to Dow an aggregate of $16 million in settlement of all past and estimated future liabilities that would have been owed under the TRA.

Other Income

Other income was $0.0 million for the year ended December 31, 2019, as compared to $0.4 million of income for the year ended December 31, 2018.

Loss on foreign currency

Loss on foreign currency was $4.1 million for the year ended December 31, 2019 as compared to a loss of $1.7 million for the year ended December 31, 2018. The loss was primarily due to inflation in Argentina during 2019, as compared to 2018, when translation losses were included in equity until July 1, 2018.

Interest Expense, Net

Interest expense, net was $33.8 million for the year ended December 31, 2019, as compared to $34.5 million for the year ended December 31, 2018. The decrease was primarily driven by lower accretion on the TRA of $0.3 million, increase in the recognition of the gain on hedging activity of $1.1 million and increase of interest income of $0.5 million, which was partially offset by higher interest on our credit facility of $1.5 million.

Income Tax Provision

Our effective tax rate was 21.8% for the year ended December 31, 2019, as compared to (6.5)% for the year ended December 31, 2018. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year. On December 22, 2017 the Tax Cuts and Jobs Act ("TCJA") was enacted in the U.S. The TCJA significantly revised the U.S. federal corporate income tax by, among other things, lowering the corporate income tax rate to 21%, implementing a territorial tax system, imposing a limitation on tax deductibility of U.S. interest expense, and the inclusion of “global intangible low-taxed income” (“GILTI”).

During the year ended December 31, 2019, certain income was recognized that did not receive a tax cost related to the elimination of intercompany profit in inventory. In addition, there was a valuation allowance increase in the U.S., offset by valuation allowance decreases in Japan, Netherlands, and Turkey.

Comparison of Results of Operations for the year ended December 31, 2018 and the year ended December 31, 2017.

Net Sales

Net sales were $178.8 million for the year ended December 31, 2018, as compared to net sales of $164.0 million for the year ended December 31, 2017. The increase in net sales in fiscal year 2018 from fiscal year 2017 was driven by the addition of Tecnidex which contributed $20.8 million, partially offset by SmartFresh declines in the Pacific Northwest region of the United States where the business was negatively impacted by a smaller than normal apple harvest. As the Company continues to diversify, and with the addition of Tecnidex, SmartFresh sales in the Pacific Northwest represented less than 10% of the Company's overall revenue in 2018.

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

Change in Fair Value of Contingent Consideration

The Company recorded a $3.0 million gain in the year ended December 31, 2018 related to a change in the fair value of contingent consideration, as compared to $26.9 million gain for the year ended December 31, 2017. As discussed in Note 3 to the audited consolidated financial statements, pursuant to the Business Combination, the Company entered into various forms of contingent consideration, including the warrant consideration, the deferred payment, and the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings. For 2018, the warrant consideration, the deferred payment, and the tax amortization benefit contingency mark-to-market (gains) losses were $0.0 million, $(0.3) million, and $(2.8) million, respectively. For 2017, the warrant consideration, the deferred payment, and the tax amortization benefit contingency and other incurred mark-to-market losses (gains) were $0.5 million, $(2.5) million, and $(24.9) million, respectively.

Other Income

Other income was $0.4 million for the year ended December 31, 2018, as compared to $0.6 million income for the year ended December 31, 2017.

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

Interest Expense, Net

Interest expense, net was $34.5 million for the year ended December 31, 2018, as compared to $35.8 million for the year ended December 31, 2017. The decrease was primarily driven by lower accretion on the TRA of $5.0 million which was partially offset by higher interest on the Credit Facility of $3.5 million. Cash interest expense was up $15.8 million in 2018 as compared to 2017 due to timing of quarterly interest payments.

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

During the year ended December 31, 2018, certain losses occurred that did not receive a tax benefit including the unbenefited losses related to the elimination of intercompany profit in inventory. In addition to these unbenefited losses, there was a valuation allowance increase in the U.S. offset by valuation allowance decreases in Japan, Netherlands, and Turkey.

Non-GAAP Measures

The following table sets forth the non-GAAP financial measures of EBITDA and Adjusted EBITDA. The Company believes these non-GAAP financial measures provide meaningful supplemental information as they are used by the Company’s management to evaluate the Company’s performance (including incentive bonuses and for bank covenant reporting), are more indicative of operating performance of the Company, and facilitate a better comparison among fiscal periods. These non-GAAP results are presented for supplemental informational purposes only and should not be considered a substitute for the financial information presented in accordance with GAAP.

The following is a reconciliation between the non-GAAP financial measures of EBITDA and Adjusted EBITDA to their most directly comparable GAAP financial measure, net (loss) income:

(in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
GAAP net (loss) income including non-controlling interests	$(61,510)	$(30,240)	$23,562
(Benefit) provision for income taxes	(17,143)	1,840	(4,579)
Interest expense (1)	33,784	34,451	35,755
Depreciation and amortization	83,456	47,593	44,356
Non-GAAP EBITDA	$38,587	$53,644	$99,094
Share-based compensation	$2,714	$2,897	$2,616
Severance related costs (2)	1,086	1,453	261
Other non-recurring costs (3)	8,745	7,558	5,486
Loss (gain) on foreign currency exchange (4)	4,127	1,722	(13,344)
Contingent consideration adjustments, net (5)	(330)	(3,018)	(26,948)
Impairment of assets (6)	11,424	2,600	—
Non-GAAP Adjusted EBITDA	$66,353	$66,856	$67,165

(1) Interest on the term loan and accretion for debt discounts, debt issuance costs and contingent consideration.
(2) Severance costs related to ongoing cost optimization initiatives.
(3) Costs related to certain professional and other infrequent or non-recurring fees, including those associated with litigation and M&A related fees.
(4) Loss (gain) on foreign currency exchange relates to net losses and gains resulting from transactions denominated in a currency other than the Company's functional currency, the U.S. dollar.
(5) Non-cash adjustment to the fair value of contingent consideration, including the TRA and contingent payment related to the Tecnidex acquisition.
(6) Impairment of assets related to investments, software and trademarks.

Liquidity and Capital Resources

Cash Flows

(in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Net cash provided by operating activities	$20,059	$3,012	$35,389
Net cash used in investing activities	$(4,426)	$(5,751)	$(36,950)
Net cash used in financing activities	$(22,047)	$(22,228)	$(14,015)

Cash provided by operating activities was $20.1 million for the year ended December 31, 2019, as compared to $3.0 million for the year ended December 31, 2018 and $35.4 million for the year ended December 31, 2017.

For the year ended December 31, 2019, net income before non-cash items was $20.5 million. Included in this amount is the impairment of intangible assets of $11.4 million, depreciation and amortization of $83.5 million, change in the fair value of contingent consideration (including accretion) of $3.1 million, deferred income taxes of $(21.6) million and other non-cash items of $5.6 million. Additionally, the change in net operating assets was $(0.4) million in 2019.

For the year ended December 31, 2018, net income before non-cash items was $32.0 million. Included in this amount is the impairment of intangible assets of $2.6 million, depreciation and amortization of $47.6 million, change in the fair value of contingent consideration (including accretion) of $0.7 million, deferred income taxes of $1.2 million, cash received on interest rate swap termination of $3.7 million and other non-cash items of $6.5 million. Additionally, the change in net operating assets was $(29.0) million in 2018.

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

Cash used in investing activities was $4.4 million for the year ended December 31, 2019, as compared to $5.8 million for the year ended December 31, 2018 and $37.0 million for the year ended December 31, 2017. Cash used in investing activities in 2019 was the purchase of fixed assets and leasehold improvements of $4.2 million and other investments of $0.3 million. Cash used in investing activities in 2018 was for the asset acquisition of Verigo of $1.6 million and the purchase of fixed assets and leasehold improvements of $4.2 million. Cash used in investing activities in 2017 was for the acquisition of a majority share of Tecnidex, net of cash received, of $18.2 million, minority investments totaling $11.1 million and the purchase of fixed assets and leasehold improvements, net of proceeds from the sale of assets, of $7.6 million.

Cash used in financing activities was $22.0 million for the year ended December 31, 2019, as compared to $22.2 million for the year ended December 31, 2018 and $14.0 million for the year ended December 31, 2017. Cash used in financing activities in 2019 was for the settlement payment of the TRA of $16.0 million and the repayment of debt in the amount of $6.3 million, offset by proceeds from the issuance of stock of $0.2 million. Cash used in financing activities in 2018 was for the payment of Dow liabilities of $10.0 million, the repayment of debt in the amount of $6.1 million. Cash used in financing activities in 2017 was for the repayment of debt $4.0 million and the payment of Dow liabilities in the amount of $10.0 million.

Term Loan

On July 31, 2015, certain of our subsidiaries entered into a Credit Agreement with Bank of Montreal, as administrative agent (as amended, the “Credit Facility”). The Credit Facility consists of a $425 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a $25 million revolving loan facility (the “Revolving Loan”). The Revolving Loan includes a $10 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of December 31, 2019, the Company has issued $32.0 thousand of letters of credit, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan, as amended on December 23, 2019, has a scheduled maturity date of April 1, 2021. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75% or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries, and (b) AF Solutions Holdings, including the common stock of AgroFresh Inc.

The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to Dow in connection with the Business Combination. Amounts available under the Revolving Loan may also be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Agreement.

As of December 31, 2019, the Company was in compliance with the covenants in the facility, other than covenants that apply only to the Company’s ability to borrow under the Revolving Loan (excluding letters of credit). On January 31, 2019, the Credit Facility was amended to decrease the total availability from $25.0 million to $12.5 million and extend the maturity of the Revolving Loan from July 31, 2019 to December 31, 2020. An existing covenant in the credit agreement was also amended to allow the Company to have access to the Revolving Loan. Subsequently, on December 23, 2019, the Revolving Loan was further amended to extend the maturity to April 1, 2021 and included favorable revisions to the senior secured net leverage ratio covenant.

As of the Closing Date, the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The accretion in interest expense during the year ended December 31, 2019, and 2018 was approximately $2.5 million and $2.5 million, respectively.

If we are unable to obtain additional debt or equity capital, restructure or refinance our indebtedness, or avail ourselves of alternative actions, our Term Loan ($405.9 million as of December 31, 2019) will become a current liability in the third quarter of 2020.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AgroFresh Solutions, Inc.
Philadelphia, Pennsylvania

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AgroFresh Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of (loss) income, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with the accounting principles generally accepted in the United States of America.

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
March 13, 2020

We have served as the Company's auditor since 2014.

AgroFresh Solutions, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$29,288	$34,852
Accounts receivable, net of allowance for doubtful accounts of $2,232 and $2,336, respectively	68,634	67,942
Inventories	22,621	24,807
Other current assets	11,802	15,608
Total Current Assets	132,345	143,209
Property and equipment, net	13,177	13,289
Goodwill	6,323	6,670
Intangible assets, net	631,369	711,967
Deferred income tax assets	10,317	7,332
Other assets	12,161	16,820
TOTAL ASSETS	$805,692	$899,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,105	$7,530
Current portion of long-term debt	4,675	6,419
Income taxes payable	5,648	4,815
Accrued expenses and other current liabilities	24,350	45,340
Total Current Liabilities	49,778	64,104
Long-term debt	398,064	400,309
Other non-current liabilities	7,246	32,066
Deferred income tax liabilities	16,574	30,232
Total Liabilities	471,662	526,711

Commitments and Contingencies (Note 20)
Stockholders’ Equity:
Common stock, par value $0.0001; 400,000,000 shares authorized, 51,839,527 and 51,071,573 shares issued and 51,178,146 and 50,410,192 outstanding at December 31, 2019 and December 31, 2018, respectively	5	5
Preferred stock, par value $0.0001; 1 share authorized and outstanding at December 31, 2019 and December 31, 2018, respectively	—	—
Treasury stock, par value $0.0001; 661,381 shares at December 31, 2019 and December 31, 2018, respectively	(3,885)	(3,885)
Additional paid-in capital	561,006	535,819
Accumulated deficit	(199,621)	(138,789)
Accumulated other comprehensive loss	(31,060)	(28,837)
Total AgroFresh Stockholders’ Equity	326,445	364,313
Non-controlling interest	7,585	8,263
Total Stockholders' Equity	334,030	372,576
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$805,692	$899,287
See accompanying notes to consolidated financial statements.

AgroFresh Solutions, Inc.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In thousands, except share and per share data)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Net sales	$170,065	$178,786	$164,026
Cost of sales (excluding amortization, shown separately below)	45,049	46,271	32,655
Gross profit	125,016	132,515	131,371
Research and development expenses	14,112	13,873	13,779
Selling, general, and administrative expenses	59,446	65,770	61,847
Amortization of intangibles	81,119	45,946	41,910
Impairment of assets	11,424	2,600	—
Change in fair value of contingent consideration	(330)	(3,018)	(26,948)
Operating (loss) income	(40,755)	7,344	40,783
Other income	13	429	611
(Loss) gain on foreign currency exchange	(4,127)	(1,722)	13,344
Interest expense, net	(33,784)	(34,451)	(35,755)
(Loss) Income before income taxes	(78,653)	(28,400)	18,983
(Benefit) provision for income taxes	(17,143)	1,840	(4,579)
Net (loss) income including non-controlling interests	(61,510)	(30,240)	23,562
Less: Net loss (income) attributable to non-controlling interests	678	180	(91)
Net (loss) income attributable to AgroFresh Solutions, Inc	$(60,832)	$(30,060)	$23,471

(Loss) income per common share attributable to AgroFresh stockholders:
Basic	$(1.21)	$(0.60)	$0.47
Diluted	$(1.21)	$(0.60)	$0.47
Weighted average shares outstanding:
Basic	50,123,565	49,883,739	49,808,600
Diluted	50,123,565	49,883,739	50,191,303

See accompanying notes to consolidated financial statements.

AgroFresh Solutions, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Net (loss) income	$(61,510)	$(30,240)	$23,562
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,185)	(19,340)	(8,038)
Unrealized gain (loss) on hedging activity, net of tax of $20, $944 and $98, respectively	74	3,553	(358)
Recognition of gain on hedging activity reclassified to net (loss) income, net of tax $(314), $(75) and $0, respectively	(1,112)	(281)	—
Comprehensive (loss) income, net of tax	$(63,733)	$(46,308)	$15,166

See accompanying notes to consolidated financial statements.

AgroFresh Solutions, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2016	1	$—	50,698,587	$5	$(3,885)	$475,598	$(132,200)	$(4,373)	$—	$335,145
Stock-based compensation	—	—	—	—	—	1,886	—	—	—	1,886
Transfer of director compensation from liability to equity	—	—	—	—	—	442	—	—	—	442
Issuance of stock, net of forfeitures	—	—	303,647	—	—	—	—	—	—	—
Settlement of Dow liabilities, net of tax	—	—	—	—	—	55,089	—	—	—	55,089
Purchase of non-controlling interest	—	—	—	—	—	—	—	—	8,352	8,352
Comprehensive loss	—	—	—	—	—	—	23,471	(8,396)	91	15,166
Balance at December 31, 2017	1	$—	51,002,234	$5	$(3,885)	$533,015	$(108,729)	$(12,769)	$8,443	$416,080
Stock-based compensation	—	—	—	—	—	2,804	—	—	—	2,804
Issuance of stock, net of forfeitures	—	—	69,339	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	(30,060)	(16,068)	(180)	(46,308)
Balance at December 31, 2018	1	$—	51,071,573	$5	(3,885)	$535,819	$(138,789)	$(28,837)	$8,263	$372,576
Stock-based compensation	—	—	—	—	—	2,934	—	—	—	2,934
Issuance of stock, net of forfeitures	—	—	599,281	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	168,673	—	—	241	—	—	—	241
Settlement of Dow liabilities, net of tax	—	—	—	—	—	22,012	—	—	—	22,012
Comprehensive loss	—	—	—	—	—	—	(60,832)	(2,223)	(678)	(63,733)
Balance at December 31, 2019	1	$—	51,839,527	$5	$(3,885)	$561,006	$(199,621)	$(31,060)	$7,585	$334,030

See accompanying notes to consolidated financial statements.

AgroFresh Solutions, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Cash flows from operating activities:
Net (loss) income	(61,510)	(30,240)	23,562
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	83,456	47,593	44,356
Provision for bad debts	63	1,208	308
Stock based compensation for equity classified awards	2,934	2,804	1,886
Pension expense (income)	—	17	(153)
Amortization of deferred financing cost	2,600	2,476	2,368
Cash received on interest rate swap termination, net of non-cash interest income recognized	—	3,684	—
Accretion of contingent consideration	3,459	3,781	8,433
Change in fair value of contingent consideration	(330)	(3,018)	(26,948)
Deferred income taxes	(21,631)	1,154	(12,515)
Impairment of assets	11,424	2,600	—
Loss (gain) on sales of property	4	(52)	81
Other	—	—	98
Changes in operating assets and liabilities:
Accounts receivable	(321)	(5,362)	5,981
Inventories	(388)	(1,581)	(2,496)
Prepaid expenses and other current assets	2,087	(652)	(5,176)
Accounts payable	6,499	(10,955)	(13,889)
Accrued expenses and other liabilities	(9,239)	(4,175)	18,432
Income taxes payable	1,615	(4,053)	2,844
Other assets and liabilities	(663)	(2,217)	(11,783)
Net cash provided by operating activities	20,059	3,012	35,389
Cash flows from investing activities:
Cash paid for property and equipment	(4,176)	(4,164)	(7,725)
Proceeds from sale of property	—	—	99
Acquisition of business, net of cash acquired	—	—	(18,192)
Other investments	(250)	(1,587)	(11,132)
Net cash used in investing activities	(4,426)	(5,751)	(36,950)
Cash flows from financing activities:
Payment of Dow liabilities settlement	—	(10,000)	(10,000)
Repayment of long term debt	(6,285)	(6,096)	(4,015)
Payments of contingent consideration	—	(6,132)	—
Borrowings under revolving credit facility	4,000	11,000	—
Repayments of revolving credit facility	(4,000)	(11,000)	—
Settlement payment under Tax Receivables Agreement	(16,003)	—	—
Proceeds from issuance of stock under employee stock purchase plan	241	—	—
Net cash used in financing activities	$(22,047)	$(22,228)	$(14,015)
Effect of exchange rate changes on cash and cash equivalents	$1,379	$(4,714)	$2,797
Net decrease in cash and cash equivalents	$(5,035)	$(29,681)	$(12,779)

Cash and cash equivalents, beginning of period	$34,852	$64,533	$77,312
Cash and cash equivalents, end of period	$29,817	$34,852	$64,533

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$30,144	$34,712	$18,884
Income taxes	$2,642	$6,949	$3,257

Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property and equipment	$71	$607	$1,422
Acquisition-related contingent consideration	$—	$—	$691
Settlement of Dow liabilities not resulting from a cash payment	$22,012	$—	$55,089

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$29,288	$34,852	$64,533
Restricted cash within other current assets	529	—	—
Total cash and cash equivalents and restricted cash	29,817	34,852	64,533

See accompanying notes to consolidated financial statements.

AgroFresh Solutions, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

AgroFresh Solutions, Inc. (the “Company”) is a global leader in delivering innovative food preservation and waste reduction solutions for fresh produce. The Company is empowering the food industry with Smarter FreshnessTM, a range of integrated solutions designed to help growers, packers and retailers improve produce freshness and quality while reducing waste. The Company’s solutions range from near-harvest with HarvistaTM and LandSpringTM to its flagship post-harvest SmartFreshTM Quality System. Additional post-harvest freshness solutions include fungicides that can be applied to meet various customer operational requirements in both foggable (ActiMist™), and liquid (ActiSeal™), delivery options. The Company has a controlling interest in Tecnidex Fruit Protection, S.A.U. (“Tecnidex”), a leading provider of post-harvest fungicides, coatings, waxes and sanitizers for the citrus market. Beyond apples, SmartFresh technology can provide ready-to-eat freshness for other fruits and vegetables including avocados, bananas, melons, tomatoes, broccoli and mangos. RipeLock is the Company's newly rebranded line of packaging-based freshness technology solutions for fruits and vegetables, including modified atmosphere packaging. The Company has key products registered in over 50 countries, and supports customers with over 25,000 storage rooms globally.

The end markets that the Company serves are seasonal and are generally aligned with the seasonal growing patterns of the Company’s customers. For those customers growing, harvesting or storing apples and pears, the Company’s core crops, the peak season in the southern hemisphere is the first and second quarters of each year, while the peak season in the northern hemisphere is the third and fourth quarters of each year. Within each half-year period (i.e., January through June for the southern hemisphere, and July through December for the northern hemisphere) the growing season has historically occurred during both quarters. A variety of factors, including weather, may affect the timing of the growing, harvesting and storing patterns of the Company’s customers and therefore shift the consumption of the Company’s services and products between the first and second quarters primarily in the southern hemisphere or between the third and fourth quarters primarily in the northern hemisphere.

2. Basis of Presentation and Summary of Significant Accounting Policies

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Adoption of Highly Inflationary Accounting in Argentina

GAAP requires the use of highly inflationary accounting for countries whose cumulative three-year inflation rate exceeds 100%. The Company has been closely monitoring the inflation data and currency volatility in Argentina, where there are multiple data sources for measuring and reporting inflation. In the second quarter of 2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation rate in that country exceeded 100% as of June 30, 2018. As a result, the Company elected to adopt highly inflationary accounting as of July 1, 2018 for its subsidiary in Argentina. Under highly inflationary accounting, the functional currency of the Company's subsidiary in Argentina became the U.S. dollar, and its income statement and balance sheet will be measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on Argentine peso-denominated monetary assets and liabilities will be reflected in earnings. As of December 31, 2019, the Company’s subsidiary in Argentina had a net asset position of $4.4 million. Net sales attributable to Argentina were approximately 4.0% and 3.2% of the Company’s consolidated net sales for the years ended December 31, 2019 and 2018, respectively.

Revenue Recognition

On January 1, 2018, the Company began to account for revenue in accordance with Accounting Standards Codification ("ASC") 606, which requires revenue recognized to represent the transfer of promised goods or services to customers at an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company utilized the modified retrospective method of adoption to all contracts that were not completed as of January 1, 2018. Prior period results were not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company has not made any significant changes to judgments in applying ASC 606 during the year ended December 31, 2019.

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

Revenues for the year ended December 31, 2019

(in thousands)
Region	North America	EMEA	Latin America	Asia Pacific	Total Revenue
Product
1-MCP based	$40,012	$63,109	$28,199	$14,513	$145,833
Fungicides, waxes, coatings, sanitizers	712	16,803	3,172	—	20,687
Other*	1,523	1,374	447	201	3,545
Total	$42,247	$81,286	$31,818	$14,714	$170,065

Pattern of Revenue Recognition
Products transferred at a point in time	$41,122	$79,811	$31,618	$14,535	$167,086
Services transferred over time	1,125	1,475	200	179	2,979
Total	$42,247	$81,286	$31,818	$14,714	$170,065

Revenues for the year ended December 31, 2018

(in thousands)
Region	North America	EMEA	Latin America	Asia Pacific	Total Revenue
Product
1-MCP based	$40,597	$71,960	$26,820	$15,082	$154,459
Fungicides, waxes, coatings, sanitizers	651	20,766	—	—	21,417
Other*	2,022	530	358	—	2,910
Total	$43,270	$93,256	$27,178	$15,082	$178,786

Pattern of Revenue Recognition
Products transferred at a point in time	$42,555	$92,555	$27,101	$14,602	$176,813
Services transferred over time	715	701	77	480	1,973
Total	$43,270	$93,256	$27,178	$15,082	$178,786
*Other includes FreshCloud, technical services and sales-type leases related to Tecnidex.

Contract Assets and Liabilities

ASC 606 requires an entity to present a revenue contract as a contract asset when the entity performs its obligations under the contract by transferring goods or services to a customer before the customer pays consideration or before payment is due. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The following table presents changes in the Company’s contract assets and liabilities during the twelve months ended December 31, 2019:

(in thousands)	Balance at January 1, 2019	Additions	Deductions	Balance at December 31, 2019
Contract assets:
Unbilled revenue	1,956	10,029	(10,319)	1,666
Contract liabilities:
Deferred revenue	1,280	3,032	(3,137)	1,175

The following table presents changes in the Company’s contract assets and liabilities during the twelve months ended Balance at December 31, 2018:

(in thousands)	Balance at January 1, 2018	Additions	Deductions	Balance at December 31, 2018
Contract assets:
Unbilled revenue	739	7,117	(5,900)	1,956
Contract liabilities:
Deferred revenue	100	4,428	(3,248)	1,280

The Company recognizes contract assets in the form of unbilled revenue in instances where services are performed by the Company but not billed by period end. The Company recognizes contract liabilities in the form of deferred revenue in instances where a customer pays in advance for future services to be performed by the Company. The Company generally receives payments from its customers based on standard terms and conditions. No significant changes or impairment losses occurred to contract balances during the year ended December 31, 2019. Amounts reclassified from unbilled revenue to accounts receivable for the year ended December 31, 2019 were $10.3 million. Amounts reclassified from deferred revenue to revenue were $3.1 million for the year ended December 31, 2019.

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

Cost of Sales

The Company's cost of sales consists of cost of materials, cost of equipment, application costs and certain supply chain costs. The Company's primary costs of sale are related to applications at customer sites through a direct service model primarily utilizing third-party service providers. Amounts recorded as cost of sales relate to direct costs incurred in connection with the purchase, delivery and application of the product. Such costs are recorded as the related revenue is recognized.

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

Impairment of Long-Lived Assets

Company management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. As of December 31, 2019, Company management believed that, except as noted below, no revision to the remaining useful lives or write-down of the Company’s long-lived assets was required. During 2019, the Company changed its strategy for the use of its RipeLock product. Based on this change, the Company reevaluated the useful life of RipeLock related intangible assets and recorded $34.0 million of amortization based on the change in useful life. For the fiscal year ended December 31, 2018, the Company management believed that no revision to the remaining useful lives or write-down of the Company's long-lived assets were necessary.

Leases

The Company determines whether a contract contains a lease at contract inception. A contract contains a lease if there is an identified asset and the Company has the right to control the asset. Operating lease right-of-use (“ROU”) assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses the incremental borrowing rate in determining the present value of lease payments. Leases with a term of 12 months or less at the commencement date are not recognized on the balance sheet and are expensed as incurred. In the consolidated statements of income, lease expense for operating lease payments is recognized on a straight-line basis over the lease term. See Note 12 for additional information.

Selling, General and Administrative Expenses

The Company expenses selling, general and administrative costs as incurred. Selling, general and administrative expense consists primarily of compensation, benefits and other employee-related expenses for personnel in the Company’s administrative, finance, legal, business development, commercial, sales, marketing and human resource functions. Other expenses include professional fees from outside service providers and costs incurred in connection with services provided by Dow under a transition services agreement entered into upon consummation of the Business Combination (defined in Note 3 below).

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

The Company’s indefinite-lived intangible assets other than goodwill, which primarily relate to trade names, are not amortized, but are tested at least annually for impairment using a quantitative or qualitative impairment analysis, and more frequently if events and circumstances indicate that the asset might be impaired. The quantitative impairment analysis compares the fair value of each indefinite-lived intangible asset, based on discounted future cash flows using a relief-from-royalty methodology with the carrying value of the asset. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to the difference between the estimated fair value of the indefinite-lived intangible asset and its carrying amount. During the year ended December 31, 2018, the Company recorded a $2.6 million impairment charge related to a decline in the estimated value of the SmartFresh trade name. During the year ended December 31, 2019, the Company recorded an impairment charge of $1.0 million associated with the Verigo software following the sale of Verigo assets and a partnership agreement with new technology provider.

Definite-Lived Intangible Assets

Intangible assets subject to amortization primarily consist of acquired technology and customer relationships and are amortized on a straight-line basis over their estimated useful lives.

Stock-Based Compensation

The Company grants various stock-based compensation awards to its officers, employees and Board of Directors with time-based and/or performance-based vesting conditions. Awards without cash settlement conditions are equity-classified. The Company measures and recognizes compensation expense over the vesting period based on their estimated grant date fair values.

Phantom stock awards and stock appreciation rights either require or provide the holder of the award with the option to settle in cash. The Company's awards with cash settlement conditions are accounted for as liabilities and the Company measures and recognizes compensation expense over the vesting period based on their estimated fair values as of the most recent reporting date.

Fair values for options and stock appreciation rights are estimated using an option pricing model. Fair values for restricted stock and phantom stock awards are based on the closing price of the Company’s common stock on the grant date and the measurement date.

Compensation expense for the Company’s stock-based compensation awards is generally recognized on a straight-line basis over the vesting period of the award. For awards with performance conditions, compensation expense is recognized only if satisfaction of the performance condition is considered probable of being achieved.

Compensation expense for the Employee Stock Purchase Plan is based on 15% of the closing price on the date of purchase with an adjustment for the fair value of put and call options.

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

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that a tax position will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

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

Recently Issued Accounting Standards and Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-04, "Intangibles - Goodwill and Other", which simplifies the test for goodwill impairment. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted for interim or annual goodwill impairments tests after January 1, 2017. The Company expects to adopt the new guidance in the first quarter of 2020. The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued ASU 2016-02, “Leases”. The main objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Effective for the quarter ended March 31, 2019, the Company adopted the guidance for leases and elected to utilize a cumulative effect adjustment to the opening balance of retained earnings for the year of adoption. Accordingly, the Company’s reporting for the comparative periods prior to adoption continue to be presented in the financial statements in accordance with previous lease accounting guidance.

The Company also elected to apply practical expedients applicable to the Company in the updated guidance for transition for leases in effect at adoption, the option to not reassess whether an existing contract is a lease or contains a lease and whether the lease is an operating or finance lease. The adoption of the updated guidance resulted in the Company recognizing a right-of-use asset of $7.3 million as part of other assets and a lease liability of $7.3 million as part of other current liabilities and other long-term liabilities in the consolidated balance sheet as of January 31, 2019. The cumulative effect adjustment to the opening balance of retained earnings was zero. The adoption of the updated guidance did not have a material effect on the Company’s results of operations or liquidity.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”, which introduces a new current expense credit loss model to measure impairment on certain types of financial instruments. This update requires an entity to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. In addition, the FASB issued various amendments during 2018 and 2019 to clarify the provisions of ASU 2016-13. The standard will be effective for fiscal years beginning January 1, 2020, including interim periods, with early adoption permitted. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, except for certain provisions that are required to be applied prospectively. The Company expects to adopt the new guidance in the first quarter of 2020. The Company is currently evaluating the impact of adopting this guidance.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which is part of the FASB disclosure framework project to improve the effectiveness of disclosures in the notes to the financial statements. The amendments in the new guidance remove, modify and add certain disclosure requirements related to fair value measurements covered in Topic 820, "Fair Value Measurement." The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for either the entire standard or only the requirements that modify or eliminate the disclosure requirements, with certain requirements applied prospectively, and all other requirements applied retrospectively to all periods presented. The Company expects to adopt the new guidance in the first quarter of 2020. The Company is currently evaluating the impact of adopting this guidance.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Topic 350, Intangibles - Goodwill and Other to determine which implementation costs to capitalize as assets or expense as incurred. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted and an entity can elect to apply the new guidance on a prospective or retrospective basis. The Company expects to adopt the new guidance in the first quarter of 2020. The Company is currently evaluating the impact of adopting this guidance.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, "Income Taxes" and also improve consistent application by clarifying and amending existing guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, with the amendments to be applied on a retrospective, modified retrospective or prospective basis, depending on the specific amendment. The Company is currently evaluating the impact of adopting this guidance.

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

Pursuant to a Tax Receivables Agreement among the Company, Dow, R&H and AgroFresh Inc. entered into in connection with the consummation of the Business Combination, as amended on April 4, 2017 (as so amended, the “Tax Receivables Agreement”), the Company was required to pay to Dow 50% of the annual tax savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realized as a result of the increase in tax basis of the AgroFresh assets resulting from a Section 338(h)(10) election that the Company and Dow made in connection with the Business Combination. In December 2019, the Tax Receivables Agreement was terminated, and the Company paid to Dow an aggregate of $16 million in settlement of all past and estimated future liabilities that would have been owed under the Tax Receivables Agreement. Based on this termination, the Company recorded a reduction of liabilities of $27.9 million. This reduction, net of deferred income taxes of $5.9 million, has been recorded to additional paid-in capital since the Tax Receivable Agreement was with a related party and is treated as a capital transaction.

Acquisition of Tecnidex

On November 7, 2017, the Company entered into a definitive agreement to acquire a controlling-interest in Tecnidex Fruit Protection, S.A.U. ("Tecnidex"). The transaction was closed on December 1, 2017. Tecnidex, a privately-held international company, is a leading provider of post-harvest fungicides, waxes, coatings, and sanitizers for the citrus market, with clients in 18 countries. For over 35 years, Tecnidex has been helping fruit and vegetable producers offer clean, safe and high-quality products to their regional clients. The acquisition was accounted for as a purchase in accordance with FASB Accounting Standard Codification 805 Business Combination.
At the effective date of the acquisition, the Company agreed to pay holders of Tecnidex $25.0 million in cash for 75% of the outstanding capital stock, of which $20.0 million was paid on December 1, 2017. In 2018, the purchase price was finalized as $22.3 million after giving effect to working capital, net debt, and other adjustments. The remaining $2.3 million was paid during 2018.
In accordance with the acquisition method of accounting, the Company allocated the purchase price to the estimated fair values of the identifiable assets acquired and liabilities assumed, with any excess allocated to goodwill. The preliminary assessment of fair value of the contingent consideration payments on the acquisition date was approximately $0.7 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimate was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. During the year ended December 31, 2019 and December 31, 2018, there was an adjustment made to the fair value of $0.4 million and $0.3 million, respectively.

4. Related Party Transactions

The Company is a party to an ongoing transition services agreement with Dow, a related party. In connection with the transition services agreement, the Company paid Dow a $5.0 million set-up fee which was amortized over the period during which the services were expected to be provided.

The Company incurred expenses for such services for the year ended December 31, 2019, December 31, 2018, and December 31, 2017 as follows:

(amounts in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Amortization of prepayment related to set-up of transition services	$—	$—	$827
Ongoing costs of transition services agreement	120	335	2,970
Rent expense	—	—	902
Other expenses	—	1,484	439
Total incurred expenses	$120	$1,819	$5,138

As of December 31, 2019 and December 31, 2018, the Company had an outstanding payable to Dow of $0.1 million and $0.0 million, respectively.

Refer to Note 3 regarding the contingent consideration owed to Dow as part of the Business Combination, as well as certain other agreements entered into in connection with the Business Combination, including the termination of the Tax Receivables Agreement in 2019.

In addition, during 2016, the Company made a minority investment in RipeLocker, LLC ("RipeLocker"), a company led by George Lobisser, a director of AgroFresh. In February 2019, the Company made a further minority investment in RipeLocker. On November 29, 2016, the Company entered into a Mutual Services Agreement (the “Services Agreement”) with George Lobisser and RipeLocker. Pursuant to the Services Agreement, (i) the Company agreed to provide RipeLocker with technical support, in the form of access to the Company’s research and development personnel for a specified number of hours for purposes of providing advice and input relating to RipeLocker’s products and services, and (ii) Mr. Lobisser agreed to provide consulting services to the Company as may be reasonably requested by the Company from time to time. The Services Agreement provides for Mr. Lobisser to receive a consulting fee of $5,000 per full day for time spent performing consulting services under the Services Agreement (pro-rated for any partial day), plus reimbursement for out-of-pocket expenses, provided that for each hour of technical support provided by the Company to RipeLocker, Mr. Lobisser agreed to provide one-half hour of consulting services for no consideration. In February 2017, the Company and Mr. Lobisser agreed to substantially curtail any mutual consulting services to be provided under the Services Agreement, and that any further services would be provided at no charge. For the years ended December 31, 2019 and December 31, 2018, there were no amounts paid and as of December 31, 2019 and December 31, 2018, there were no material amounts owed to RipeLocker for consulting services.

5. Inventories

Inventories at December 31, 2019 and December 31, 2018, consisted of the following:

(in thousands)	December 31, 2019	December 31, 2018
Raw material	$3,401	$1,286
Work-in-process	7,278	4,749
Finished goods	10,974	17,535
Supplies	968	1,237
Total inventories	$22,621	$24,807

6. Other Current Assets

The Company’s other current assets at December 31, 2019 and December 31, 2018 consisted of the following:

(in thousands)	December 31, 2019	December 31, 2018
VAT receivable	$4,925	$7,854
Prepaid income tax asset	3,616	5,090
Other	3,261	2,664
Total other current assets	$11,802	$15,608

7. Property and Equipment

Property and equipment at December 31, 2019 and December 31, 2018 consisted of the following:

(in thousands, except for useful life data)	Useful life (years)			December 31, 2019	December 31, 2018
Buildings and leasehold improvements	7	-	20	$6,508	$4,647
Machinery & equipment	1	-	12	10,954	8,193
Furniture	1	-	12	2,681	2,712
Construction in progress				902	1,744
				$21,045	$17,296
Less: accumulated depreciation				(7,868)	(4,007)
Total property and equipment, net				$13,177	$13,289

Depreciation expense for the year ended December 31, 2019 and 2018 was $2.2 million and $1.6 million, respectively. Depreciation expense is recorded in cost of sales, selling, general and administrative expense and research and development expense in the consolidated statements of (loss) income.

8. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the year ended December 31, 2019 and December 31, 2018 are as follows:

(in thousands)	Amount
Balance as of December 31, 2017	$9,402
Measurement period adjustment	(2,807)
Foreign currency translation	75
Balance as of December 31, 2018	$6,670
Foreign currency translation	(347)
Balance as of December 31, 2019	$6,323

During the year ended December 31, 2018, there was an adjustment made to the consideration payable to holders of Tecnidex which resulted in a measurement period adjustment of $2.8 million to the purchase price allocation.

The Company’s other intangible assets at December 31, 2019 and December 31, 2018 consisted of the following:

	December 31, 2019				December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Other intangible assets:
Developed technology	$758,760	$(206,998)	$—	$551,762	$759,290	$(134,151)	$—	$625,139
In-process research and development	39,000	(7,222)	—	31,778	39,000	(5,055)	—	33,945
Trade name	27,200	—	—	27,200	28,507	—	(2,600)	25,907
Service provider network	2,000	—	—	2,000	2,000	—	—	2,000
Customer relationships	18,058	(2,993)	—	15,065	19,872	(2,198)	—	17,674
Software	9,861	(5,347)	(992)	3,522	9,405	(2,161)	—	7,244
Other	100	(58)	—	42	100	(42)	—	58
Total intangible assets	$854,979	$(222,618)	$(992)	$631,369	$858,174	$(143,607)	$(2,600)	$711,967

During the Company's annual impairment testing conducted for the year ended December 31, 2018, the Company recorded an impairment charge of $2.6 million on its SmartFresh trade name. During the Company's annual impairment testing conducted for the year ended December 31, 2019, the Company recorded an impairment charge of $1.0 million associated with its Verigo software following a partnership agreement with a new technology provider.

During 2019, the Company accelerated the amortization of Ripelock developed technology based on the Company's remaining expected useful life of the technology. This resulted in an increase to amortization expense of $34.0 million.

At December 31, 2019, the weighted-average amortization periods remaining for developed technology, in-process R&D, customer relationships, software and other was 15.4, 12.6, 14.7, 1.5, and 2.5 years, respectively. At December 31, 2019, the weighted-average amortization periods remaining for these finite-lived intangible assets was 14.2 years.

Amortization expense for intangible assets was $81.1 million, $45.9 million and $41.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Estimated annual amortization expense for finite-lived intangible assets subsequent to December 31, 2019 is as follows:

(in thousands)	Amount
2020	$43,423
2021	41,722
2022	40,892
2023	40,795
2024	40,795
Thereafter	394,542
Total	$602,169

9.  Other Assets

The Company’s other assets at December 31, 2019 and December 31, 2018 consisted of the following:

(in thousands)	December 31, 2019	December 31, 2018
Right-of-use asset	6,599	—
Long term sales-type lease receivable	2,501	3,286
Long term investments	—	10,082
Other long term receivable	3,061	3,452
Total other assets	12,161	16,820

10. Accrued and Other Current Liabilities

The Company’s accrued and other current liabilities at December 31, 2019 and December 31, 2018 consisted of the following:

(in thousands)	December 31, 2019	December 31, 2018
Tax amortization benefit contingency	—	11,098
Additional consideration due seller	—	379
Accrued compensation and benefits	7,307	10,192
Accrued rebates payable	1,377	3,616
Insurance premium financing payable	1,000	721
Severance	444	971
Deferred revenue	1,175	1,280
Accrued taxes	3,017	5,316
Accrued interest	71	—
Lease liability	1,493	—
Other	8,466	11,767
Total accrued and other current liabilities	$24,350	$45,340
Other current liabilities include primarily professional services, litigation and research and development accruals.

11. Debt

The Company’s debt, net of unamortized deferred issuance costs, at December 31, 2019 and December 31, 2018 consisted of the following:

(in thousands)	December 31, 2019	December 31, 2018
Total Term Loan outstanding	$405,875	$410,125
Unamortized deferred issuance costs	(3,886)	(6,168)
Tecnidex loan outstanding	750	2,771
Less: Amounts due within one year	4,675	6,419
Total long-term debt due after one year	$398,064	$400,309

The Company evaluated the amount recorded under the Term Loan (defined below) and determined that the fair value as of December 31, 2019, and 2018, was approximately $345.0 million, and $397.1 million, respectively. The fair value of the debt is based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.

The Term Loan is presented net of deferred issuance costs, which are amortized using the effective interest method over the term of the Term Loan. Gross deferred issuance costs at the inception of the Term Loan were $12.9 million and as of December 31, 2019 and December 31, 2018 there were $3.9 million and $6.2 million of unamortized deferred issuance costs, respectively.

Scheduled principal repayments subsequent to December 31, 2019 are presented in the table below.

(in thousands)	Amount
2020	$4,675
2021	401,950
Total	$406,625

Credit Facility

On July 31, 2015, in connection with the consummation of the Business Combination, AgroFresh Inc. as the borrower and its parent, AF Solutions Holdings LLC (“AF Solutions Holdings”), a wholly-owned subsidiary of the Company, as the guarantor, entered into a Credit Agreement with Bank of Montreal, as administrative agent (as subsequently amended the “Credit Facility”). The Credit Facility consisted of a $425.0 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a revolving loan facility (the “Revolving Loan”). On January 31, 2019, the Revolving Loan was amended to reduce the total availability from $25.0 million to $12.5 million, to extend the maturity date from July 31, 2019 to December 31, 2020, and to amend certain financial covenants. On December 23, 2019, the Revolving Loan was further amended to extend the maturity date from December 31, 2020 to April 1, 2021 and to amend one of the financial covenants.

The Revolving Loan includes a $10 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of December 31, 2019, the Company had issued $0.03 million of letters of credit, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75% or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries, and (b) AF Solutions Holdings, including the common stock of AgroFresh Inc.

The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to Dow in connection with the Business Combination. Amounts available under the Revolving Loan may also be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Agreement. At December 31, 2019, there was $405.9 million outstanding under the Term Loan and no balance outstanding under the Revolving Loan.

As of the Closing Date of the Business Combination, the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The interest expense related to the amortization of the debt issuance costs during the year ended December 31, 2019 and December 31, 2018 was approximately $2.5 million and $2.5 million, respectively.

Certain restrictive covenants are contained in the Credit Facility, which includes the Revolving Loan, and the Company was in compliance with such covenants as of December 31, 2019, other than covenants that apply only to the Company’s ability to borrow under the Revolving Loan (excluding letters of credit).

The Company entered into an interest rate swap contract in August 2019 to hedge interest rate risk associated with the Term Loan. During the year ended December 31, 2019, an unrealized gain of $0.1 million was recognized in connection with this swap. The interest rate swap contract matures on December 31, 2020.

Beginning with the year ended December 31, 2016, the Company is required to prepay Term Loan Borrowings and Incremental Term Loan Borrowings in an aggregate amount equal to 50% of the Excess Cash Flow for the fiscal year; provided that such amount of the Excess Cash Flow in any fiscal year shall be reduced by (i) the aggregate amount of prepayments of Term Loans and Incremental Term Loans made, (ii) to the extent accompanied by permanent reductions of Revolving Commitments, the aggregate amount of prepayments of Revolving Loans (other than prepayments financed with the proceeds of Indebtedness), (iii) repaid borrowings of Revolving Loans made on the Effective Date to account for any additional original issue discount or upfront fees that are implemented pursuant to the Fee Letter and (iv) the aggregate amount of cash dividends paid by the Company or Holdings to Holdings or Boulevard Acquisition Corp. ("Boulevard") for the payment of the Seller Earnout; provided further that, prepayments of Term Loan Borrowings and Incremental Term Loan Borrowings shall only be required if 50% of the Excess Cash Flow for such fiscal year exceeds $5,000,000. There are no amounts due under this provision for the year ended December 31, 2019.

12. Leases

The Company enters into lease agreements for certain facilities and vehicles that are primarily used in the ordinary course of business. These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease.

Most leases include an option to extend or renew the lease term. The exercise of the renewal option is at the Company's discretion. The operating lease liability includes lease payments related to options to extend or renew the lease term if the Company is reasonably certain of exercising those options. The Company, in determining the present value of lease payments, uses the Company’s incremental secured borrowing rate commensurate with the term of the underlying lease.

Lease expense is primarily included in general and administrative expenses in the condensed consolidated statements of operations. Additional information regarding the Company's operating leases is as follows:

(in thousands)	Year ended December 31, 2019
Operating Lease Cost
Operating leases	$2,409
Short-term leases (1)	90
Total lease expense	$2,499

(1) Leases with an initial term of twelve months or less are not recorded on the balance sheet.

Other information on operating leases:

Cash payments included in operating cash flows	2,312
Right-of-use assets obtained in exchange for new lease	401
Weighted average discount rate	9.34%
Weighted average remaining lease term in years	5.40 years

The following table presents the contractual maturities of the Company's lease liabilities as of December 31, 2019:

(in thousands)	Lease Liability
2020	$1,939
2021	1,670
2022	1,509
2023	1,294
2024 and thereafter	2,380
Total undiscounted lease payments	$8,792
Less: present value adjustment	1,960
Operating lease liability	$6,832

The following table presents the future minimum lease payments as of December 31, 2018 under noncancellable operating leases:

(in thousands)	Future Lease Payments
2019	3,413
2020	2,058
2021	1,790
2022	1,640
2023	1,242
2024 and thereafter	2,396
Total undiscounted lease payments	12,539

13. Other Noncurrent Liabilities

The Company’s other noncurrent liabilities at December 31, 2019 and December 31, 2018 consisted of the following:

(in thousands)	December 31, 2019	December 31, 2018
Tax amortization benefit contingency	$—	$29,369
Lease liability	5,339	—
Other (1)	1,907	2,697
Total other noncurrent liabilities	$7,246	$32,066
 (1) Other noncurrent liabilities include long-term rebates and deferred rent in 2018.

14. Severance

The Company expensed $1.1 million and $0.7 million of severance expense for the years ended December 31, 2019 and 2018, respectively. These amounts, which do not include stock compensation expense, were recorded in selling, general and administrative expense in the consolidated statements of (loss) income. As of December 31, 2019, the Company had $0.4 million of severance liability which will be paid out over the next year.

15. Stockholders’ Equity

The authorized common stock of the Company consists of 400,000,000 shares with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of December 31, 2019, there were 51,178,146 shares of common stock outstanding. As of December 31, 2019, there were warrants to purchase 15,983,072 shares of the Company’s common stock outstanding at a strike price of $11.50. Of the 15,983,072 warrants, 9,823,072 were issued as part of the units sold in the Company's initial public offering in February 2014 (1,201,928 warrants were subsequently repurchased during 2015) and 6,160,000 warrants were sold in a private placement at the time of such public offering.

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

Accumulated Other Comprehensive Loss

(in thousands)	December 31, 2019	December 31, 2018
Foreign currency translation adjustments	$(32,880)	$(31,695)
Unrealized gain on hedging activity	1,876	2,914
Pension and other postretirement benefit plans	(56)	(56)
Total	$(31,060)	$(28,837)

16. Stock Compensation

The Company’s stock-based compensation is in accordance with the amended 2015 Incentive Compensation Plan (the “Plan”), pursuant to which the Compensation Committee of the Company is authorized to grant up to 7,150,000 shares to officers and employees of the Company, in the form of equity-based awards, including time or performance based options and restricted stock. In addition, the Company may grant cash-settled awards, including stock-appreciation rights (SARs) and phantom stock awards. As of December 31, 2019, there were 3,974,757 shares available for grant under the Plan.

In June 2019, the Company's shareholders approved the 2019 Employee Stock Purchase Plan (the "ESPP"), which was effective July 1, 2019. 500,000 shares of common stock are reserved for issuance under the ESPP. As of December 31, 2019, 168,673 shares had been issued under the ESPP.

Total stock-based compensation recorded by the Company for the year ended December 31, 2019, 2018, and 2017 for both equity and liability-classified awards was $2.7 million, $2.9 million, and $2.6 million respectively.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of (loss) income for the year ended December 31, 2019, 2018, and 2017 were as follows:

(in thousands)	Year Ended Year Ended December 31, 2019	Year Ended Year Ended December 31, 2018	Year Ended Year Ended December 31, 2017
Cost of sales	$142	$191	$191
Selling, general, and administrative expenses	2,384	2,413	2,127
Research and development expenses	188	293	299
Total	$2,714	$2,897	$2,617

Time-Based Stock Options

During the year ended December 31, 2019 and December 31, 2018, the Company’s compensation committee approved time-based stock options to be granted to officers and employees of the Company, which vest ratably over three years. A summary of the status of the Company’s time-based stock options (“Options”) for the years ended December 31, 2019 and 2018 were as follows:

	Number of Share Underlying Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at January 1, 2018	926,898	$8.72	8.18
Granted	201,535	7.15	9.37
Exercised	—	—	0
Forfeited or expired	(146,109)	4.66	8.63
Outstanding at December 31, 2018	982,324	$9.38	7.18
Exercisable at December 31, 2018	721,869	10.57	6.78
Vested and expected to vest at December 31, 2018	982,324	$9.38	7.18

Outstanding at January 1, 2019	982,324	$9.38	7.18
Granted	324,450	3.34	9.25
Exercised	—	—	0
Forfeited or expired	(498,954)	10.17	6.27
Outstanding at December 31, 2019	807,820	$6.44	7.69
Exercisable at December 31, 2019	403,831	8.66	6.48
Vested and expected to vest at December 31, 2019	807,820	$6.44	7.69

The Options granted during the year ended December 31, 2019 vest over a three-year period, one-third on each anniversary of each holder's grant date.

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

	Year Ended December 31, 2019	Year Ended December 31, 2018
Weighted average grant date fair value	$1.72	$3.54
Risk-free interest rate	2.27%	2.56%
Expected life (years)	6.00	6.00
Estimated volatility factor	52.33%	47.52%
Expected dividends	None	None

As of December 31, 2019, the Company had unrecognized compensation costs for stock options, totaling $0.6 million that is expected to be recognized over an average period of 1.5 years.

Time-Based Stock Appreciation Rights

During the year ended December 31, 2019 and December 31, 2018, the Company’s compensation committee approved time-based stock appreciation rights ("SARs") to be granted to officers and employees of the Company outside of the United States, which vest ratably over three years. A summary of the Company’s time-based SARs as of December 31, 2019 is as follows:

	Number of Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at January 1, 2018	75,625	$9.83	7.75
Granted	30,300	7.35	9.24
Exercised	—	—	0
Forfeited or expired	—	—	0
Outstanding at December 31, 2018	105,925	9.12	6.75
Exercisable at December 31, 2018	103,125	8.92	6.68
Vested and expected to vest at December 31, 2018	105,925	$9.12	6.75

Outstanding at January 1, 2019	105,925	$9.12	6.75
Granted	5,450	3.34	9.25
Exercised	—	—	0
Forfeited or expired	(27,500)	12.00	5.67
Outstanding at December 31, 2019	83,875	$8.90	6.00
Exercisable at December 31, 2019	76,558	9.42	5.72
Vested and expected to vest at December 31, 2019	83,875	$8.90	6.00

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

Upon issuance, the fair value of each SAR award was estimated using the Hull-White option pricing model with the assumptions described below. For the periods indicated, since the Company has limited historical volatility information available, the expected volatility was based on actual volatility for comparable public companies projected over the expected terms of SAR awards. The Company did not apply a forfeiture rate to the SAR awards as there is not enough historical information available to estimate. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR awards. The expected life was calculated as the average time to achieve the 2.0x strike exercise price in the simulation. Because the SARs are liability classified, they are revalued at each reporting date. The assumptions used to value the SARs as of their issuance dates and as of December 31, 2019 are presented below:

	At issuance			As of December 31, 2019			As of December 31, 2018
Fair value of awards	$1.86			$0.17			$0.29
Risk-free interest rate	1.74	-	2.98%	1.61	-	1.71%	2.47%
Expected life (years)	5.83	-	6.50	2.84	-	5.22	3.34
Estimated volatility factor	47.52	-	48.00%	52.33	-	54.50%	48.22%
Expected dividends	None			None			None

As of December 31, 2019, the Company had unrecognized compensation costs for SARs, totaling $10.0 thousand that is expected to be recognized over an average period of 2.2 years.

Restricted Stock

During the year ended December 31, 2019 and December 31, 2018, the Company’s compensation committee approved equity-classified performance-based restricted stock units (RSUs) and time based restricted stock to be granted to officers and employees of the Company, which vest ratably over three years. A summary of the Company’s restricted stock awards as of December 31, 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested Restricted Stock & RSUs at January 1, 2018	444,807	$5.35
Granted	554,699	7.06
Vested	(152,538)	5.30
Forfeited or expired	(178,272)	5.43
Non-vested Restricted Stock & RSUs at December 31, 2018	668,696	$6.76

Non-vested Restricted Stock & RSUs at January 1, 2019	668,696	$6.76
Granted	853,650	3.13
Vested	(267,249)	5.48
Forfeited or expired	(239,275)	4.47
Non-vested Restricted Stock and RSUs at December 31, 2019	1,015,822	$4.26

Unrecognized compensation expense for performance-based restricted stock and time-based restricted stock is $2.6 million, which is expected to be recognized over a weighted average period of 1.5 years.

Phantom Stock Awards

During the year ended December 31, 2019 and December 31, 2018, the Company’s compensation committee approved phantom stock awards to be awarded to officers and employees of the Company located outside of the United States, which vest ratably over three years. These awards will be settled in cash upon vesting and are therefore liability-classified, requiring remeasurement at each balance sheet date. A summary of the Company’s Phantom Stock Awards as of December 31, 2019 is as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Non-vested phantom stock awards at January 1, 2018	78,800	$5.91
Granted	65,450	7.35
Vested	(17,519)	4.70
Forfeited or expired	(14,548)	7.68
Non-vested phantom stock awards at December 31, 2018	112,183	$6.71

Non-vested phantom stock awards at January 1, 2019	112,183	$6.71
Granted	136,450	3.09
Vested	(43,219)	5.41
Forfeited or expired	(22,532)	4.51
Non-vested phantom stock awards at December 31, 2019	182,882	$4.30

Unrecognized compensation expense for the unvested time-based phantom shares is $0.2 million, which is expected to be recognized over a weighted average period of 2.0 years.

Director Shares

On January 31, 2014, 20,125 founder shares were transferred to each of three independent directors (“Director Shares”) of Boulevard, adjusted for the effect of stock dividends in February 2014 (for a total of 60,375 founder shares). On March 13, 2014, the underwriters exercised a portion of the over-allotment option from the Public Offering, resulting in a portion of the Director Shares being forfeited. As a result, the Director Shares were adjusted ratably resulting in each director holding 18,375 Director Shares (for a total of 55,125 Director Shares) at December 31, 2019.

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

As of December 31, 2019, the Company had unrecognized compensation costs for the Director Shares of $0 thousand that is expected to be recognized over an average period of 0.0 years.

Board of Director Grants

Certain directors receive shares of restricted stock subject to the terms, provisions and restrictions of the 2015 Incentive Compensation Plan. The shares granted during the year ended December 31, 2019, and 2018, vest over a one year period on the one year anniversary of each holder's grant date, provided the Director is still serving as a director of the Company. Upon termination of directorship for any reason, the Director immediately forfeits any unvested shares without payment. A summary of the Company’s time-based restricted stock awarded to the Board of Directors for the year ended December 31, 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested time-based restricted stock at January 1, 2018	7,262	$5.48
Granted	85,890	6.75
Vested	(28,783)	5.40
Forfeited or expired	—	—
Non-vested time-based restricted stock at December 31, 2018	64,369	$7.21

Non-vested time-based restricted stock at January 1, 2019	64,369	$7.21
Granted	233,362	2.29
Vested	(90,308)	5.80
Forfeited or expired	—	—
Non-vested time-based restricted stock at December 31, 2019	207,423	$2.29

As of December 31, 2019, the Company had unrecognized compensation costs for the Director shares of $0.2 million that is expected to be recognized over an average period of 0.4 years.

17. Earnings Per Share

Basic earnings (loss) per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding for the period. The Company had a loss for the year ended December 31, 2019 and December 31, 2018. Therefore, the effect of stock-based awards including options, restricted stock, restricted stock units, and warrants outstanding at December 31, 2019 and December 31, 2018, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive.

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net (loss) income per common share:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Basic weighted-average common shares outstanding	50,123,565	49,883,739	49,808,600
Effect of dilutive options, performance stock units and restricted stock	—	—	382,703
Dilute weighted-average shares outstanding	50,123,565	49,883,739	50,191,303

Securities that could potentially be dilutive are excluded from the computation of diluted earnings (loss) per share when a loss from continuing operations exists, when the exercise price exceeds the average closing price of the Company's common stock during the period, or for contingently issued shares, if contingency is not met at the end of the reporting period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following represents the number of shares that could potentially dilute basic earnings per share in the future:

Stock-based compensation awards (1):
Stock options	848,862
Restricted Stock Units	585,052
Warrants:
Private placement warrants	6,160,000
Public warrants	9,823,072
(1)          SARs and Phantom Options are payable in cash so will therefore have no impact on number of shares

Warrants and options are considered anti-dilutive and excluded when the exercise price exceeds the average market value of the Company’s common stock price during the applicable period.

18.  Income Taxes

(Loss) income before income taxes consists of the following components:

(in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Domestic	$(74,979)	$(32,982)	$(1,118)
Foreign	(3,674)	4,582	20,101
Total	$(78,653)	$(28,400)	$18,983

Significant components of income taxes are as follows:

(in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Currently payable:
Federal	$(296)	$(631)	$1,323
State and Local	37	$36	$32
Foreign	4,747	$1,281	$6,581
Total currently payable	4,488	$686	$7,936

Deferred:
Federal	(16,572)	(2,404)	(14,801)
State and Local	—	(66)	256
Foreign	(5,059)	3,624	2,030
Total deferred	(21,631)	1,154	(12,515)
(Benefit) provision for income taxes	$(17,143)	$1,840	$(4,579)

A reconciliation of income tax expense at the U.S. Federal statutory income tax rate to actual income tax (benefit) provision is as follows:

(in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Tax at Statutory Rate	$(16,517)	$(5,962)	$6,654
State income taxes, net of federal tax benefit	40	(54)	166
Effect of Foreign Items	1,004	834	2,101
Goodwill impairment	—	—	—
Valuation Allowance and unbenefited losses	(3,868)	6,018	18,452
U.S. valuation allowance release	—	—	(15,388)
Deferred Tax Rate Changes	281	240	(17,312)
Transaction Costs	671	531	470
Tax Incentives	(56)	(91)	(68)
Disallowed foreign exchange loss	573	—	—
Warrants	—	—	168
Other	729	324	178
(Benefit) provision for income taxes	$(17,143)	$1,840	$(4,579)

Income tax expense for the year ended December 31, 2019, year ended December 31, 2018, and year ended December 31, 2017 include certain discrete tax items for changes in valuation allowances, foreign effective rate items and other rate modifying items.

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

The TCJA subjects a U.S. corporation to tax on its GILTI. U.S. GAAP allows companies to make an accounting policy election to either (1) treat taxes due on future GILTI inclusions in U.S. taxable income as a current-period expense when incurred (“period cost method”) or (2) factor such amounts into the measurement of its deferred taxes (“deferred method”). The Company elected to use the period cost method and estimated impacts of the GILTI inclusion to be a $0.1 million tax expense. The Company provided no provisional deferred tax liability related to base erosion and anti-abuse tax (“BEAT”) provisions of the TCJA, as the Company’s average gross receipts are under $500 million. In addition, the Company is not eligible for a benefit for foreign derived intangible income (“FDII”) due to the Company’s U.S. net operating loss position in tax year 2019.

For the year ended December 31, 2019, the Company recorded a tax expense of $4.3 million for the net increase in valuation allowances related to deferred tax assets that will no longer be able to be realized and other unbenefited losses. The unbenefited losses relate to the limits on the deductibility of interest expense introduced by the TCJA. The Company increased the valuation allowance in the U.S. tax jurisdiction by $5.4 million as the Company does not have sufficient evidence to support future taxable income to realize the deferred tax asset related to non-deductible net interest expense limited under the TCJA. There was tax benefit of $1.1 million recorded due to a decrease in foreign valuation allowances in Japan, Netherlands, and Turkey. In addition, the Company recognized a tax benefit of $8.2 million of untaxed income related to the elimination of intercompany profit in inventory.

For the year ended December 31, 2018, the Company recorded a tax expense of $6.0 million for the increase in valuation allowances related to deferred tax assets that will no longer be able to be realized and other unbenefited losses. The unbenefited losses relate to the elimination of intercompany profit in inventory, resulting in tax expense of $1.0 million. The Company increased the valuation allowance in the U.S. tax jurisdiction by $2.8 million as the Company does not have sufficient evidence to support future taxable income to realize the deferred tax asset related to non-deductible net interest expense limited under the TCJA. In addition to the U.S. valuation allowance increase, there was tax expense of $2.2 million recorded due to an increase in foreign valuation allowance in Japan, Netherlands, and Turkey as a result of insufficient sources of future taxable income to support certain deferred tax assets. There was also a reduction of $1.7 million in the valuation allowance recorded due to changes in certain temporary differences and foreign currency translation rates which did not have an impact on tax expense.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2019 and December 31, 2018 are as follows:

(in thousands)	December 31, 2019	December 31, 2018
Deferred tax assets:
Pension and other retiree obligations	91	32
Inventory	438	507
Other accruals and reserves	4,580	2,856
Loss and credit carryforwards	24,348	14,535
Interest expense deduction limitation carryforward	7,767	2,769
Other	(462)	—
Valuation allowance	(17,102)	(16,367)
Deferred tax assets	19,660	4,332

Deferred tax liabilities:
Intangible assets other than goodwill	(23,953)	(22,443)
Property, plant and equipment	(1,964)	(2,582)
Unrealized foreign currency gains	—	(2,155)
Other	—	(52)
Deferred tax liabilities	(25,917)	(27,232)
Net deferred tax assets / (liabilities)	$(6,257)	$(22,900)

The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses). The carrying value of deferred tax assets is based on the Company’s assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence.

Gross operating loss carryforwards amounted to $5.6 million for foreign jurisdictions, $102.9 million for U.S. federal, and $16.6 million for U.S. States at December 31, 2019. These operating loss carryforwards related to the 2015, 2017, 2018 and current 2019 tax periods. At December 31, 2019, none of the operating loss carryforwards were subject to expiration in 2019 through 2022. The operating loss carryforwards expiring in years 2023 through 2028 make up $0.6 million of the recorded deferred tax asset. The remaining deferred tax asset relating to operating loss carryforwards of $22.6 million have an indefinite expiration. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.

As of December 31, 2019, management determined that sufficient negative evidence exists to conclude that it is more-likely-than-not that the certain income tax assets in the U.S., Japan, Netherlands, and Turkey are not realizable, and therefore, retained the valuation allowance accordingly.

The Company has recorded tax credits in the U.S. for research and development expenditures that were generated in 2015, 2017, 2018, and 2019 for a total amount of $0.3 million. These credits will expire beginning in 2035.

U.S. income and foreign withholding taxes have not been recognized for the difference between the financial reporting and tax basis of the investments in foreign subsidiaries that are indefinitely reinvested outside the U.S. This amount may be recognized upon a sale or liquidation of the subsidiary. There is not a gross temporary difference as of December 31, 2019, since the tax basis of investments in foreign subsidiaries is in excess of the financial reporting basis.

Uncertain Tax Positions

(in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended Year Ended December 31, 2017
Beginning Balance	$1,879	$2,884	$—
Additions of tax positions of the current year	1,725	393	—
Additions to tax positions of the prior years	88	—	2,884
Reductions of tax positions of the prior years	—	(872)	—
Reductions related to prior tax positions due to foreign currency	(862)	(525)	—
Expiration of statutes of limitations	(160)	(1)	—
Ending Balance	$2,670	$1,879	$2,884

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. As of December 31, 2019 and 2018, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company's financial statements, of $2.7 million and $1.9 million, respectively. If recognized in the fiscal years ended December 31, 2019 and 2018, $2.7 million and $1.9 million, respectively, of these benefits would have reduced income tax expense and the effective tax rate. Of these amounts, approximately $0.2 million and $0.2 million of the Company's unrecognized tax benefits at December 31, 2019 and 2018, respectively, are indemnified and the release of the indemnification asset will have an offsetting impact to the effective tax rate of the Company. Of the $2.7 million and $1.9 million benefits at December 31, 2019 and 2018, respectively, approximately $0.5 million and $0.9 million have been recorded as a reduction to the related deferred tax asset for the net operating loss in accordance with Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists for all periods. The total amount of unrecognized tax benefits is not expected to change within 12 months of the reporting date. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefit within the provision for income taxes in the Consolidated Statements of (Loss) Income. The Company recorded an increase of $0.2 million of interest and penalties as part of "Provision for income taxes" in the Company's Consolidated Statements of (Loss) Income during the period ending December 31, 2019. Cumulative interest and penalties of $0.7 million and $0.6 million are recorded as part of "Income taxes payable" for December 31, 2019 and 2018, respectively.

19. Segment and Geographical Information

Segments

The authoritative guidance for disclosures about segments of an enterprise establishes standards for reporting information about segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. We currently operate and manage our business as two operating segments. Our chief operating decision-makers allocate resources and assess performance of the business for each segment. Accordingly, we consider ourselves to have two operating and reportable segments (i) AgroFresh core and (ii) Tecnidex. AgroFresh core business is providing produce preservation and waste reduction solutions for growers and packers. Its products include SmartFreshTM, HarvistaTM, and FreshCloud. Tecnidex is a provider of fungicides, sanitizers, waxes, and coatings primarily focused on the citrus market.

Our chief operating decision-makers do not evaluate operating segments using asset or liability information. The following table presents a breakdown of our revenues and gross profit based on reportable segments for the years ended December 31, 2019 and 2018. During 2017 there was one reportable segment as Tecnidex was acquired in December 2017.

	Year Ended December 31,
(in thousands)	2019	2018
AgroFresh Core
Revenues	150,268	158,020
Gross Profit	117,058	124,297
Tecnidex
Revenues	19,797	20,766
Gross Profit	7,958	8,218
Total Revenues	$170,065	$178,786
Total Gross Profit	$125,016	$132,515

Geographic Regions

Net sales by geographic region, based on the location of the customer, were as follows:

	Year Ended Year Ended December 31,
(in thousands)	2019	2018	2017
Net sales:
North America (1)	$42,247	$43,270	$53,556
Latin America (2)	31,818	27,178	26,657
EMEA (3)	81,286	93,256	70,193
Asia Pacific (4)	14,714	15,082	13,620
Total Net sales	$170,065	$178,786	$164,026

Sales of SmartFresh™ accounted for approximately 76%, 80%, and 87% of our total worldwide net sales for the years December 31, 2019, 2018, and 2017, respectively.

———————————————————————————————
(1)         North America includes the United States and Canada.
(2)         Latin America includes Argentina, Brazil, Chile, Columbia, Costa Rica, Dominican Republic, Ecuador, Guatemala, Mexico, Peru, and Uruguay.
(3)          EMEA includes Europe, the Middle East, and Africa.
(4)          Asia Pacific includes Australia, China, India, Japan, New Zealand, South Korea, and Philippines.

Net property, plant and equipment by geographic region at the end of each period was as follows:

(in thousands)	December 31, 2019	December 31, 2018
Net property, plant and equipment:
North America	$8,857	$8,651
All other	4,320	4,638
Total property, plant and equipment	$13,177	$13,289

20. Commitments and Contingencies

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

21. Fair Value Measurements

Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2019:

(in thousands)	Level 1	Level 2	Level 3	Total
Tax amortization benefit contingency (1)	$—	$—	$—	$—
Contingent consideration (2)	—	—	—	—
Interest rate swap (3)	—	—	(95)	(95)
Liability-classified stock compensation (4)	—	—	218	218
Total	$—	$—	$123	$123

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2018:

(in thousands)	Level 1	Level 2	Level 3	Total
Tax amortization benefit contingency (1)	$—	$—	$40,467	$40,467
Contingent consideration (2)	—	—	379	379
Liability-classified stock compensation (4)	—	—	550	550
Total	$—	$—	$41,396	$41,396
—————————————————————————————
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
4.The fair value of the stock appreciation right was measured using a Black-Scholes pricing model during the year ended December 31, 2019 and December 31, 2018. The fair value of phantom shares is based on the fair value of the Company's common stock. The fair value of performance based phantom shares was measured using a Monte Carlo pricing model. The valuation technique used did not change during the year ended December 31, 2019 and December 31, 2018.

There were no transfers between Level 1 and Level 2 and no transfers out of Level 3 of the fair value hierarchy during the year ended December 31, 2019 and December 31, 2018.

At December 31, 2019, the Company evaluated the amount recorded under the Term Loan and determined that the fair value was approximately $345.0 million. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the periods presented in our Level 3 financial instruments that are measured at fair value on a recurring basis.

(in thousands)	Tax amortization benefit contingency	Contingent consideration related to acquisition	Interest rate contract	Liability-classified stock compensation	Total
Balance, December 31, 2018	40,467	379	—	550	41,396
Accretion	3,459	—	—	—	3,459
Payment to Dow	(16,003)	—	—	—	(16,003)
Dow settlement	(27,994)	—	—	—	(27,994)
Tecnidex earnout activity	—	(379)	—	—	(379)
Interest rate contract	—	—	(95)	—	(95)
Stock compensation activity	—	—	—	(332)	(332)
Mark-to-market adjustment	71	—	—	—	71
Balance, December 31, 2019	$—	$—	$(95)	$218	$123

22. Quarterly Financial Data (Unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Net sales	$38,940	$21,183	$48,972	$60,970
Cost of sales	$11,335	$6,289	$13,892	$13,533
Gross profit	$27,605	$14,894	$35,080	$47,437
(Loss) income before taxes	$(13,172)	$(28,651)	$(2,642)	$(34,188)
Net (loss) income	$(12,585)	$(22,361)	$3,011	$(29,575)
Net (loss) income per common share:
Basic	$(0.25)	$(0.45)	$0.06	$(0.60)
Diluted	$(0.25)	$(0.45)	$0.06	$(0.60)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Net sales	$38,351	$18,420	$68,698	$53,317
Cost of sales	$10,846	$5,402	$16,662	$13,361
Gross profit	$27,505	$13,018	$52,036	$39,956
(Loss) income before taxes	$(9,306)	$(22,777)	$3,972	$(289)
Net (loss) income	$(12,876)	$(18,402)	$2,954	$(1,916)
Net (loss) income per common share:
Basic	$(0.26)	$(0.37)	$0.06	$(0.04)
Diluted	$(0.26)	$(0.37)	$0.06	$(0.04)

———————————————————————————————

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2019, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has conducted an evaluation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2019. In making this assessment, management used the criteria in Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of December 31, 2019 was effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2020 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2019.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2020 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2020 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2020 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2020 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted either because they are not applicable, not required, or because the required information is included in the consolidated financial statements or the notes thereto. The following documents are filed as part of this report:

		Page
(1)	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	41
	Consolidated Balance Sheets	42
	Consolidated Statements of (Loss) Income	43
	Consolidated Statements of Comprehensive (Loss) Income	44
	Consolidated Statements of Stockholders’ Equity	45
	Consolidated Statements of Cash Flows	46
	Notes to Consolidated Financial Statements	48

(2)	Financial Statement Schedules
	Schedule I—Condensed Financial Information of Registrant	80
	Schedule II—Valuation and Qualifying Accounts	84

(3)	Exhibits
	The Exhibits required to be filed are set forth on the Index to Exhibits immediately preceding the signature page to this Report and are incorporated herein by reference.	85

SCHEDULE I - CONDENSED FINANCIAL INFORMATION

AgroFresh Solutions, Inc.
Parent Company Information
Condensed Balance Sheets
(In thousands)

	December 31, 2019	December 31, 2018
ASSETS
Accounts receivable from subsidiary	$107,420	$104,244
Investment in subsidiaries	237,349	309,591
Claims for income tax refunds	313	196
Deferred income tax asset	22,943	(24)
TOTAL ASSETS	$368,025	$414,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable to subsidiaries	$1,909	$1,909
Other current liabilities	32,086	39,522
Total stockholders’ equity	$334,030	$372,576
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	368,025	414,007

See accompanying notes to condensed financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION

AgroFresh Solutions, Inc.
Parent Company Information
Condensed Statements of Operations and Comprehensive (Loss) Income
(In thousands)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Net sales	$—	$—	$—
Selling, general and administrative expenses	—	—	27
(Loss) Income in earnings of subsidiaries	(72,242)	(33,219)	10,005
(Loss) Income before taxes	(72,242)	(33,219)	9,978
(Benefit) provision for income taxes	(10,732)	(2,979)	(13,584)
Net (loss) Income	$(61,510)	$(30,240)	$23,562

See accompanying notes to condensed financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION

AgroFresh Solutions, Inc.
Parent Company Information
Condensed Statements of Cash Flows
(In thousands)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Cash flows from operating activities:
Net cash provided by operating activities	16,003	10,000	10,000

Cash flows from investing activities:
Net cash provided by investing activities	—	—	—

Cash flows from financing activities:
Payment of Dow liabilities settlement	(16,003)	(10,000)	(10,000)
Net cash used in financing activities	(16,003)	(10,000)	(10,000)

Net increase (decrease) in cash and equivalents during the period	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—

See accompanying notes to condensed financial statements

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

2. Commitments and Contingencies

As discussed in Note 11 to the consolidated financial statements, in connection with the consummation of the Business Combination, AgroFresh Inc. as the borrower and its parent, AF Solutions Holdings LLC, a wholly-owned subsidiary of the Parent Company, as the guarantor, entered into the Credit Facility with Bank of Montreal. The Credit Facility consists of a $425.0 million Term Loan and a $25.0 million Revolving Loan. The Revolving Loan includes a $10.0 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries and (b) AF Solutions Holdings LLC, including the common stock of AgroFresh Inc.

The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan had a scheduled maturity date of July 31, 2019. On January 31, 2019, the Credit Facility was amended to decrease the total availability from $25.0 million to $12.5 million and extend the maturity of the Revolving Loan from July 31, 2019 to December 31, 2020. An existing covenant in the credit agreement was also amended to allow the Company to have access to the Revolving Loan. Subsequently, on December 23, 2019, the Revolving Loan was further amended for the maturity to April 1, 2021 and include favorable revisions to the senior secured net leverage ratio covenant. Maturities of long-term debt for the two years following December 31, 2019 are $4.7 million in 2020, and $402.0 million in 2021.

The Credit Facility imposes an overall cap on the total amount of dividends the Parent Company can pay, together with the total amount of shares and warrants the Parent Company can repurchase, of $12.0 million per fiscal year, and imposes certain other conditions on the Parent Company’s ability to pay dividends.

3. Dividends

The ability of the Parent Company’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ financing arrangements (see Note 11 to the consolidated financial statements).

SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(amounts in thousands)	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period

Year Ended December 31, 2019	2,336	63	(167)	2,232
Year Ended December 31, 2018	1,550	1,208	(422)	2,336

INDEX TO EXHIBITS

Exhibit No.	10	Description
2.1	(13)	Stock Purchase Agreement, dated as of April 30, 2015, by and between Boulevard Acquisition Corp. and The Dow Chemical Company.
3.1	(2)	Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2015.
3.2	(2)	Series A Certificate of Designation.
3.3	(3)	Amended and Restated Bylaws.
3.4	(4)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of September 3, 2015.
3.5	(16)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation
4.1	(2)	Specimen Common Stock Certificate.
4.2	(2)	Specimen Warrant Certificate.
4.3	(5)	Warrant Agreement, dated as of February 12, 2014, by and between AgroFresh Solutions, Inc. and Continental Stock Transfer & Trust Company.
4.4	*	Description of securities.
10.1	(6)	Form of Indemnification Agreement.
10.2	(5)	Securities Escrow Agreement, dated February 12, 2014, among AgroFresh Solutions, Inc., Boulevard Acquisition Sponsor, LLC, the Initial Holders party thereto and Continental Stock Transfer & Trust Company.
10.3	(2)	Credit Agreement, dated July 31, 2015, by and among AgroFresh Inc., as the borrower and AF Solutions Holdings LLC, acting as guarantor, Bank of Montreal, as administrative agent, BMO Capital Markets Corp., Credit Suisse Securities (USA) LLC, and Sumitomo Mitsui Banking Corporation (“Sumitomo”) as joint lead arrangers and joint bookrunners, BMO Capital Markets Corp. and Credit Suisse, as joint physical bookrunners. Credit Suisse as syndication agent, Sumitomo as documentation agent, and the lenders party thereto.
10.4	(7)	Amendment No. 1 to Credit Agreement, dated as of November 18, 2015.
10.5	(2)	Investor Rights Agreement, dated July 31, 2015, by and among AgroFresh Solutions, Inc., The Dow Chemical Company, Rohm and Haas Company, Boulevard Acquisition Sponsor, LLC, Robert J. Campbell, Joel Citron and Darren Thompson.
10.6	(2)	Tax Receivables Agreement, dated July 31, 2015, by and among AgroFresh Solutions, Inc., AgroFresh Inc., The Dow Chemical Company and Rohm and Haas Company.
10.7	(9)	AgroFresh Solutions, Inc. Incentive Compensation Plan.
10.8	(11)	Employment Agreement, dated July 14, 2016, between AgroFresh Solutions, Inc. and Jordi Ferre.
10.9	(12)	Services Agreement, dated November 29, 2016, among AgroFresh Solutions, Inc., RipeLocker LLC and George Lobisser.
10.10	(14)	Form of Stock Option Agreement used in connection with the AgroFresh Solutions, Inc. 2015 Incentive Compensation Plan
10.11	(14)	Form of Restricted Stock Agreement used in connection with the AgroFresh Solutions, Inc. 2015 Incentive Compensation Plan
10.12	(15)	Agreement dated April 4, 2017, among the registrant, The Dow Chemical Company, Rohm and Haas
10.13	(15)	First Amendment to Tax Receivables Agreement, dated April 4, 2017, among the registrant, The Dow Chemical Company, Rohm and Haas Company and AgroFresh Inc.
10.14	(15)	Letter Agreement, dated April 4, 2017, between the registrant and The Dow Chemical Company.
10.15	(15)	Letter Agreement, dated April 4, 2017, among the registrant, The Dow Chemical Company, Rohm and Haas Company and Boulevard Acquisition Sponsor, LLC.
10.16	(16)	First Amendment to 2015 Incentive Compensation Plan
10.17	(1)	Employment Agreement, dated as of September 15, 2015, between AgroFresh Solutions, Inc. and Thomas Ermi.
10.18	(8)	Offer Letter, dated August 20, 2018 between the Company and Graham Miao.
10.19	(17)	Amendment No. 2 to Credit Agreement, dated as of January 31, 2019.
10.20	(18)	Termination Agreement, dated December 20, 2019, among the registrant, The Dow Chemical Company, Rohm and Haas Company and AgroFresh Inc.

10.21	(19)	Amendment No. 3 to Credit Agreement dated as of December 23, 2019.
10.22	(20)	Change in Control Executive Severance Agreement, dated August 30, 2019, between the Company and Jordi Ferre.
10.23	(20)	Change in Control Executive Severance Agreement, dated August 30, 2019, between the Company and Graham Miao.
10.24	(20)	Change in Control Executive Severance Agreement, dated August 30, 2019, between the Company and Thomas Ermi.
10.25	(20)	Amended and Restated Employment Agreement, dated August 30, 2019.
10.26	(21)	Second Amendment to 2015 Incentive Compensation Plan
10.27	(22)	2019 Employee Stock Purchase Plan
14.1	(10)	AgroFresh Solutions, Inc. Code of Business Conduct.
21.1	*	List of subsidiaries.
23.1	*	Consent of Deloitte & Touche LLP.
24.1	*	Power of Attorney (included on the signature page to this report).
31.1	*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.LAB	*	XBRL Taxonomy Label Document
101.PRE	*	XBRL Presentation Linkbase Document
101.DEF	*	XBRL Definition Linkbase Document

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
(18) Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on December 20, 2019.
(19) Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on December 23, 2019.
(20) Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 6, 2019
(21) Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 15, 2019.
(22) Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 15, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AgroFresh Solutions, Inc.
Date:	March 13, 2020

/s/ Jordi Ferre
By:	Jordi Ferre
Title:	Chief Executive Officer

/s/ Graham Miao
By:	Graham Miao
Title:	Chief Financial Officer

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

Signature	Title	Date

/s/ Jordi Ferre	Chief Executive Officer and Director	March 13, 2020
Jordi Ferre	(Principal Executive Officer)

/s/ Graham Miao	Executive Vice President and Chief Financial Officer	March 13, 2020
Graham Miao	(Principal Financial and Accounting Officer)

/s/ Nance K. Dicciani	Chair of the Board	March 13, 2020
Nance K. Dicciani

/s/ Robert J. Campbell	Director	March 13, 2020
Robert J. Campbell

/s/ Gregory M. Freiwald	Director	March 13, 2020
Gregory M. Freiwald

/s/ Torsten Kraef	Director	March 13, 2020
Torsten Kraef

/s/ Denise L. Devine	Director	March 13, 2020
Denise L. Devine

/s/ Macauley Whiting, Jr.	Director	March 13, 2020
Macauley Whiting, Jr.

/s/ George Lobisser	Director	March 13, 2020
George Lobisser