Form 10-Q
period 2020-03-31
AgroFresh Solutions, Inc.
filed 2020-05-11
CIK 1592016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File Number: 001-36316
AgroFresh Solutions, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-4007249
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)
One Washington Square
510-530 Walnut Street, Suite 1350
Philadelphia, PA 19106
(Address of principal executive offices)
(267) 317-9139
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AGFS	The Nasdaq Stock Market LLC
Warrants to purchase shares of Common Stock	AGFSW	The Nasdaq Stock Market LLC

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
The number of shares of common stock outstanding as of April 27, 2020 was 51,071,123.

PART I - FINANCIAL INFORMATION
AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2020	December 31, 2019

ASSETS
Current Assets:
Cash and cash equivalents	$28,300	$29,288
Accounts receivable, net of allowance for doubtful accounts of $2,079 and $2,232, respectively	58,551	68,634
Inventories	23,154	22,621
Other current assets	12,889	11,802
Total Current Assets	122,894	132,345
Property and equipment, net	12,739	13,177
Goodwill	6,246	6,323
Intangible assets, net	620,225	631,369
Deferred income tax assets	13,523	10,317
Other assets	11,549	12,161
TOTAL ASSETS	$787,176	$805,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,586	$15,105
Current portion of long-term debt	4,966	4,675
Income taxes payable	5,113	5,648
Accrued expenses and other current liabilities	21,991	24,350
Total Current Liabilities	46,656	49,778
Long-term debt	398,157	398,064
Other noncurrent liabilities	6,636	7,246
Deferred income tax liabilities	15,156	16,574
Total liabilities	466,605	471,662

Commitments and contingencies (see Note 19)
Stockholders’ Equity:
Common stock, par value $0.0001; 400,000,000 shares authorized, 51,835,988 and 51,839,527 shares issued and 51,174,607 and 51,178,146 outstanding at March 31, 2020 and December 31, 2019, respectively	5	5
Preferred stock, par value $0.0001; 1 share authorized and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Treasury stock, par value $0.0001; $661,381 shares at March 31, 2020 and December 31, 2019, respectively	(3,885)	(3,885)
Additional paid-in capital	561,483	561,006
Accumulated deficit	(203,269)	(199,621)
Accumulated other comprehensive loss	(41,182)	(31,060)
Total AgroFresh Stockholders’ Equity	313,152	326,445
Non-controlling interest	7,419	7,585
Total Stockholders' Equity	320,571	334,030
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$787,176	$805,692

 See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net sales	$33,023	$38,940
Cost of sales (excluding amortization, shown separately below)	8,528	11,335
Gross profit	24,495	27,605
Research and development expenses	2,642	3,897
Selling, general and administrative expenses	13,709	15,898
Amortization of intangibles	10,957	11,616
Change in fair value of contingent consideration	—	190
Operating loss	(2,813)	(3,996)
Other income (expense)	1,507	(12)
Gain (loss) on foreign currency exchange	627	(419)
Interest expense, net	(6,966)	(8,745)
Loss before income taxes	(7,645)	(13,172)
Income taxes benefit	(3,831)	(587)
Net loss including non-controlling interests	$(3,814)	$(12,585)
Less: Net loss attributable to non-controlling interests	(166)	34
Net loss attributable to AgroFresh Solutions, Inc	$(3,648)	$(12,619)

Net loss per share:
Basic	$(0.08)	$(0.25)
Diluted	$(0.08)	$(0.25)
Weighted average shares outstanding:
Basic	50,525,781	50,042,054
Diluted	50,525,781	50,042,054

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net loss	$(3,814)	$(12,585)
Other comprehensive loss:
Unrealized loss on hedging activity, net of tax of $198 and $—, respectively	(745)	—
Recognition of gain on hedging activity reclassified to net loss, net of tax of $78 and $75, respectively	(279)	(278)
Foreign currency translation adjustments	(9,098)	(4,303)
Comprehensive loss	$(13,936)	$(17,166)

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, December 31, 2019	1	$—	51,839,527	$5	$(3,885)	$561,006	$(199,621)	$(31,060)	$7,585	$334,030
Stock-based compensation	—	—	—	—	—	643	—	—	—	643
Issuance of stock, net of forfeitures	—	—	26,829	—	—	—	—	—	—	—
Shares withheld for taxes	—	—	(30.368)	—	—	(166)	—	—	—	(166)
Comprehensive loss	—	—	—	—	—	—	(3,648)	(10,122)	(166)	(13,936)
Balances, March 31, 2020	1	$—	51,835,988	$5	$(3,885)	$561,483	$(203,269)	$(41,182)	$7,419	$320,571

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, December 31, 2018	1	$—	51,071,573	$5	$(3,885)	$535,819	$(138,789)	$(28,837)	$8,263	$372,576
Stock-based compensation	—	—	—	—	—	588	—	—	—	588
Issuance of stock, net of forfeitures	—	—	354,161	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	(12,619)	(4,581)	34	(17,166)
Balances, March 31, 2019	1	$—	51,425,734	$5	$(3,885)	$536,407	$(151,408)	$(33,418)	$8,297	$355,998

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash flows from operating activities:
Net loss	$(3,814)	$(12,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,577	12,061
Provision for bad debts	—	(392)
Stock-based compensation	643	588
Amortization of deferred financing costs	577	630
Interest income on interest rate swap	(357)	(356)
Accretion of contingent consideration	—	884
Change in fair value of contingent consideration	—	190
Deferred income taxes	(5,231)	(1,781)
Loss on sales of property	15	49
Changes in operating assets and liabilities:
Accounts receivable	5,773	2,159
Inventories	(3,503)	823
Prepaid expenses and other current assets	(2,414)	986
Accounts payable	421	654
Accrued expenses and other liabilities	(1,995)	6,291
Income taxes payable	125	650
Other assets and liabilities	(763)	(1,873)
Net cash provided in operating activities	$1,054	$8,978
Cash flows from investing activities:
Cash paid for property and equipment	(438)	(2,586)
Other investments	—	(250)
Net cash used in investing activities	$(438)	$(2,836)
Cash flows from financing activities:
Proceeds from long-term debt	1,070	—
Repayment of long-term debt	(1,305)	(722)
Net cash used in financing activities	$(235)	$(722)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,369)	(277)
Net decrease in cash and cash equivalents and restricted cash	$(988)	$5,143
Cash and cash equivalents and restricted cash, beginning of period	29,817	34,852
Cash and cash equivalents and restricted cash, end of period	$28,829	$39,995

Supplemental disclosures of cash flow information:
Cash paid for:
Cash paid for interest	$6,600	$27
Cash paid for income taxes	$1,441	$599
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property and equipment	$32	$102
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$28,300	$39,995
Restricted cash within other current assets	529	—
Total cash and cash equivalents and restricted cash	28,829	39,995

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

AgroFresh Solutions, Inc. (the “Company”) is a global leader in delivering innovative food preservation and waste prevention solutions for fresh produce. The Company is empowering the food industry with a range of integrated solutions designed to help growers, packers and retailers improve produce freshness and quality while preventing waste. The Company has an extensive portfolio of solutions to extend freshness across the produce supply chain from near-harvest up to the point-of-sale. These include HarvistaTM for near-harvest optimization and the SmartFreshTM Quality System, the Company's flagship post-harvest freshness solution. Additional post-harvest freshness solutions include fungicides that can be applied to meet various customer operational requirements in both foggable (ActiMist™) and liquid (ActiSeal™) delivery options. The Company has a controlling interest in Tecnidex Fruit Protection, S.A. (“Tecnidex”), a leading regional provider of post-harvest fungicides, waxes, disinfectants and packinghouse equipment for the citrus market. Beyond apples, SmartFresh technology can provide ready-to-eat freshness for other fruits and vegetables including avocados, bananas, melons, tomatoes, broccoli and mangos. Additionally, LandSpringTM eases transplant shock for higher potential yields. RipeLock is the Company's packaging-based freshness technology solutions for fruits and vegetables, including modified atmosphere packaging. The Company has key products registered in over 50 countries and supports customers with over 25,000 storage rooms globally.

The end-markets that the Company serves are seasonal and are generally aligned with the seasonal growing patterns of the Company’s customers. For those customers growing, harvesting or storing apples and pears, the Company’s core crops, the peak season in the southern hemisphere is the first and second quarters of each year, while the peak season in the northern hemisphere is the third and fourth quarters of each year. Within each half-year period (i.e., January through June for the southern hemisphere, and July through December for the northern hemisphere) the growing season has historically occurred during both quarters. A variety of factors, including weather and fruit quality, may affect the timing of the growing, harvesting and storing patterns of the Company’s customers and therefore shift consumption of the Company’s services and products between the first and second quarters primarily in the southern hemisphere or between the third and fourth quarters primarily in the northern hemisphere.

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments that are necessary for a fair presentation of the Company's condensed consolidated results of operations, financial condition and cash flows for the periods shown, including normal, recurring accruals and other items. The condensed consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year. For additional information, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2019.

COVID-19

In March 2020, the World Health Organization characterized the coronavirus ("COVID-19") a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. For the three months ended March 31, 2020, the Company did not experience significant disruptions to operations or supply chains and results have not been materially impacted. However, there were numerous obstacles presented and some localized financial impacts of the pandemic, including the weakening of foreign currencies. While the Company is following the requirements of governmental authorities and taking additional preventative and protective measures to ensure the safety of its workforce, including implementing remote working arrangements and varying procedures for essential workforce, the Company cannot be certain that these measures will be successful in ensuring the health of its workforce which may impact its ability to maintain operations. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the coronavirus outbreak, although the Company operates in an industry that thus far has not been as severely impacted as others. Nevertheless, the outbreak presents some uncertainty and risk with respect to the Company and its performance and financial results.

Adoption of Highly Inflationary Accounting in Argentina

GAAP requires the use of highly inflationary accounting for countries whose cumulative three-year inflation rate exceeds 100 percent. The Company closely monitors the inflation data and currency volatility in Argentina, where there are multiple data sources for measuring and reporting inflation. In the second quarter of 2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation rate in that country exceeded

100 percent as of June 30, 2018. As a result, the Company adopted highly inflationary accounting as of July 1, 2018 for its subsidiary in Argentina. Under highly inflationary accounting, the functional currency of the Company's subsidiary in Argentina became the U.S. dollar, and its income statement and balance sheet are measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on Argentine peso-denominated monetary assets and liabilities will be reflected in earnings. As the three-year cumulative inflation rate exceeded 100 percent as of March 31, 2020, there is no change to highly inflationary accounting. As of March 31, 2020, the Company’s subsidiary in Argentina had a net asset position of $5.0 million. Net sales attributable to Argentina were approximately 15% of the Company’s consolidated net sales for each of the three months ended March 31, 2020 and 2019.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographic region, product and timing of transfer of goods and services. The Company determined that disaggregating revenue into these categories achieves the disclosure objective of depicting how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenues for the three months ended March 31, 2020

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenue
Product
1-MCP based	$561	$5,320	$16,582	$4,815	$27,278
Fungicides, waxes, coatings, sanitizers	—	3,873	594	—	4,467
Other*	442	439	355	42	1,278
	$1,003	$9,632	$17,531	$4,857	$33,023

Pattern of Revenue Recognition
Products transferred at a point in time	$581	$9,203	$17,439	$4,815	$32,038
Services transferred over time	422	429	92	42	985
	$1,003	$9,632	$17,531	$4,857	$33,023

Revenues for the three months ended March 31, 2019

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenue
Product
1-MCP based	$2,602	$6,781	$19,469	$4,353	$33,205
Fungicides, waxes, coatings, sanitizers	—	4,887	565	—	5,452
Other*	123	12	139	9	283
	$2,725	$11,680	$20,173	$4,362	$38,940

Pattern of Revenue Recognition
Products transferred at a point in time	$2,290	$11,074	$20,143	$4,329	$37,836
Services transferred over time	435	606	30	33	1,104
	$2,725	$11,680	$20,173	$4,362	$38,940

*Other includes FreshCloud, technical services and sales-type leases related to Tecnidex.
———————————————————————————————————
(1)         North America includes the United States and Canada.
(2)          EMEA includes Europe, the Middle East and Africa.
(3)          Latin America includes Argentina, Brazil, Chile, Costa Rica, Colombia, Dominican Republic, Ecuador, Guatemala, Mexico, Peru and Uruguay.
(4)          Asia Pacific includes Australia, China, India, Japan, New Zealand, the Philippines, South Korea, Taiwan and Thailand.

Contract Assets and Liabilities

ASC 606 requires an entity to present a revenue contract as a contract asset when the entity performs its obligations under the contract by transferring goods or services to a customer before the customer pays consideration or before payment is due. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The following table presents changes in the Company’s contract assets and liabilities during the three months ended March 31, 2020 and the year ended December 31, 2019:

(in thousands)	Balance at January 1, 2020	Additions	Deductions	Balance at March 31, 2020
Contract assets:
Unbilled revenue	$1,666	734	(100)	$2,300
Contract liabilities:
Deferred revenue	$1,175	2,539	(835)	$2,879

(in thousands)	Balance at January 1, 2019	Additions	Deductions	Balance at December 31, 2019
Contract assets:
Unbilled revenue	$1,956	10,029	(10,319)	$1,666
Contract liabilities:
Deferred revenue	$1,280	3,032	(3,137)	$1,175

The Company recognizes contract assets in the form of unbilled revenue in instances where services are performed by the Company but not billed by period end. The Company recognizes contract liabilities in the form of deferred revenue in instances where a customer pays in advance for future services to be performed by the Company. The Company generally receives payments from its customers based on standard terms and conditions. No significant changes or impairment losses occurred to contract balances during the three months ended March 31, 2020. Amounts reclassified from unbilled revenue to accounts receivable for the three months ended March 31, 2020 and for the year ended December 31, 2019 were $0.1 million and $10.3 million, respectively. Amounts reclassified from deferred revenue to revenue for the three months ended March 31, 2020 and the year ended December 31, 2019 were $0.8 million and $3.1 million, respectively.

Recently Issued Accounting Standards and Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-04, "Intangibles - Goodwill and Other", which simplifies the test for goodwill impairment. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have a material impact on the condensed consolidated financial statements of the Company.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”, which introduces a new current expense credit loss model to measure impairment on certain types of financial instruments. This update requires an entity to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. In addition, the FASB issued various amendments during 2018 and 2019 to clarify the provisions of ASU 2016-13. The standard is effective for fiscal years beginning January 1, 2020, including interim periods. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have a material impact on the financial statements of the Company.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which is part of the FASB disclosure framework project to improve the effectiveness of disclosures in the notes to the financial statements. The amendments in the new guidance remove, modify and add certain disclosure requirements related to fair value measurements covered in Topic 820. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have a material impact on the notes to condensed consolidated financial statements of the Company.

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

Acquisition of Tecnidex
On November 7, 2017, the Company entered into a definitive agreement to acquire a controlling interest in Tecnidex. The transaction was closed on December 1, 2017. Tecnidex is a leading regional provider of post-harvest fungicides, waxes, coatings, and sanitizers for the citrus market, with clients in 18 countries. For over 35 years, Tecnidex has been helping fruit and vegetable producers offer clean, safe and high-quality products to their regional clients. The acquisition was accounted for as a purchase in accordance with ASC 805, Business Combination.
At the effective date of the acquisition, the Company agreed to pay holders of Tecnidex an estimated $25.0 million in cash for 75% of the outstanding capital stock, of which $20.0 million was paid on December 1, 2017. In 2018, the purchase price was finalized as $22.3 million after giving effect to working capital, net debt and other adjustments. The remaining $2.3 million was paid during 2018.
In accordance with the acquisition method of accounting, the Company has allocated the purchase price to the estimated fair values of the identifiable assets acquired and liabilities assumed, with any excess allocated to goodwill. The preliminary assessment of fair value of the contingent consideration payments on the acquisition date was approximately $0.7 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. During the year ended December 31, 2019 there was a final adjustment made to consideration payable to holders of Tecnidex which resulted in a fair value adjustment of $0.4 million.

4. Related Party Transactions
The Company is a party to an ongoing transition services agreement with Dow, a related party. The Company incurred expenses for such transition services for the three months ended March 31, 2020 and March 31, 2019 as follows:

(in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Ongoing costs of transition services agreement	$30	$30
Other expenses	—	—
Total incurred expenses	$30	$30

As of March 31, 2020, the Company had an outstanding payable to Dow of $0.02 million related to the Transition Services Agreement. There were no outstanding amounts payable as of March 31, 2019.

Refer to Note 3 regarding the contingent consideration owed to Dow as part of the Business Combination, as well as certain other agreements entered into in connection with the Business Combination, including the termination of the Tax Receivables Agreement in 2019.

During 2016, the Company made a minority investment in RipeLocker, LLC ("RipeLocker"), a company led by George Lobisser, a director of the Company. In February 2019, the Company made a further minority investment in RipeLocker. For the three months ended March 31, 2020, there were no material amounts paid and as of March 31, 2020, there were no material amounts owed to RipeLocker or Mr. Lobisser.

5. Inventories
Inventories at March 31, 2020 and December 31, 2019 consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Raw material	$2,788	$3,401
Work-in-process	7,736	7,278
Finished goods	11,573	10,974
Supplies	1,057	968
Total inventories	$23,154	$22,621

6.  Other Current Assets
The Company's other current assets at March 31, 2020 and December 31, 2019 consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
VAT receivable	$4,927	$4,925
Prepaid income tax asset	4,021	3,616
Prepaid and other current assets	3,941	3,261
Total other current assets	$12,889	$11,802

7. Property and Equipment
Property and equipment at March 31, 2020 and December 31, 2019 consisted of the following:

(in thousands, except for useful life data)	Useful life (years)	March 31, 2020	December 31, 2019
Buildings and leasehold improvements	7-20	$6,405	$6,508
Machinery & equipment	1-12	10,971	10,954
Furniture	1-12	2,867	2,681
Construction in progress		777	902
		$21,020	$21,045
Less: accumulated depreciation		(8,281)	(7,868)
Total property and equipment, net		$12,739	$13,177

Depreciation expense was $0.6 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively. Depreciation expense is recorded in cost of sales, selling, general and administrative expense and research and development expense in the condensed consolidated statements of operations.

8. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2020 and the twelve months ended December 31, 2019 were as follows:

(in thousands)	March 31, 2020	December 31, 2019
Beginning balance	$6,323	$6,670
Foreign currency translation	(77)	(347)
Ending balance	$6,246	$6,323

The Company’s intangible assets at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020				December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Other intangible assets:
Developed technology	$757,858	$(215,851)	$—	$542,007	$758,760	$(206,998)	$—	$551,762
In-process research and development	39,000	(7,764)	—	31,236	39,000	(7,222)	—	31,778
Trade name	26,950	—	—	26,950	27,200	—		27,200
Service provider network	2,000	—	—	2,000	2,000	—	—	2,000
Customer relationships	17,786	(2,668)	—	15,118	18,058	(2,993)	—	15,065
Software	9,736	(6,859)	—	2,877	9,861	(5,347)	(992)	3,522
Other	100	(63)	—	37	100	(58)	—	42
Total intangible assets	$853,430	$(233,205)	$—	$620,225	$854,979	$(222,618)	$(992)	$631,369

During 2019, the Company recognized an impairment charge of $1.0 million associated with Verigo software following a partnership agreement with a new technology provider. During the Company's annual impairment testing conducted for the year ended December 31, 2019, the Company accelerated the amortization of Ripelock developed technology based on the Company's remaining expected useful life of the technology. This resulted in an increase to amortization expense of $34.0 million.

At March 31, 2020, the weighted-average amortization periods remaining for developed technology, in-process R&D, customer relationships, software and other was 15.2, 12.6, 14.4, 1.3, and 2.3 years, respectively, and the weighted-average amortization period remaining for these finite-lived intangible assets was 14.9 years.

Estimated annual amortization expense for finite-lived intangible assets subsequent to March 31, 2020 is as follows:

(in thousands)	Amount
2020 (remaining)	$34,097
2021	44,129
2022	43,297
2023	43,196
2024	43,196
Thereafter	383,360
Total	$591,275

Amortization expense for intangible assets was $11.0 million and $11.6 million for the three months ended March 31, 2020 and 2019, respectively.

9. Other Assets

The Company’s other assets at March 31, 2020 and December 31, 2019 consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Right-of-use asset	$6,124	$6,599
Long term sales-type lease receivable	2,191	2,501
Other long term receivable	3,234	3,061
Total other assets	$11,549	$12,161

10. Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities at March 31, 2020 and December 31, 2019 consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Accrued compensation and benefits	$4,758	$7,307
Accrued rebates payable	2,479	1,377
Insurance premium financing payable	505	1,000
Severance	42	444
Deferred revenue	2,879	1,175
Accrued taxes	3,145	3,017
Accrued interest	92	71
Lease liability	1,418	1,493
Other	6,673	8,466
Total accrued and other current liabilities	$21,991	$24,350

Other current liabilities include primarily professional services, litigation and research and development accruals.

11. Debt
The Company’s debt, net of unamortized deferred issuance costs, at March 31, 2020 and December 31, 2019 consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Total Term Loan outstanding	$404,813	$405,875
Unamortized deferred issuance costs	(3,297)	(3,886)
Tecnidex loan outstanding	1,607	750
Less: Amounts due within one year	4,966	4,675
Total long-term debt due after one year	$398,157	$398,064

On March 23, 2020, Tecnidex entered into a €1.0 million loan agreement with Banco Santander, S.A., which provides funding through March 2023 at a 1.5% interest rate.

At March 31, 2020, the Company evaluated the amount recorded under the Term Loan (defined below) and determined that the fair value was approximately $315.8 million. The fair value of the debt is based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.

The Term Loan is presented net of deferred issuance costs, which are amortized using the effective interest method over the term of the Term Loan. Gross deferred issuance costs at the inception of the Term Loan were $12.9 million and as of March 31, 2020 there were $3.3 million of unamortized deferred issuance costs.

Scheduled principal repayments of debt subsequent to March 31, 2020 are as follows:

(in thousands)	Amount
2020 (remaining)	$3,782
2021	402,117
2022	417
2023	104
Total	$406,420

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

The Revolving Loan includes a $10.0 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of March 31, 2020, the Company had issued $0.03 million of letters of credit, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75% or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries, and (b) AF Solutions Holdings, including the common stock of AgroFresh Inc.

The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to Dow in connection with the Business Combination. Amounts available under the Revolving Loan may also be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Agreement. At March 31, 2020, there was $404.8 million outstanding under the Term Loan and no balance outstanding under the Revolving Loan. If the Company is unable to obtain additional debt or equity capital, restructure or refinance its indebtedness, or avail itself of alternative actions, the Term Loan will become a current liability in the third quarter of 2020.

As of the Closing Date, the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The interest expense related to the amortization of the debt issuance costs during the three months ended March 31, 2020 and 2019 was approximately $0.6 million and $0.6 million, respectively.

Certain restrictive covenants are contained in the Credit Facility, which includes the Revolving Loan, and the Company was in compliance with these covenants as of March 31, 2020, other than covenants that apply only to the Company's ability to borrow under the Revolving Loan (excluding letters of credit).

The Company entered into an interest rate swap contract in August 2019 to hedge interest rate risk associated with the Term Loan. During the three months ended March 31, 2020, an unrealized loss of $0.9 million was recognized in connection with this swap. The interest rate swap contract matures on December 31, 2020.

Beginning with the year ended December 31, 2016, the Company is required to prepay Term Loan Borrowings and Incremental Term Loan Borrowings in an aggregate amount equal to 50% of the "Excess Cash Flow" (as defined in the Credit Facility) for the fiscal year; provided that such amount of the Excess Cash Flow in any fiscal year shall be reduced by (i) the aggregate amount of prepayments of Term Loans and Incremental Term Loans made, (ii) to the extent accompanied by permanent reductions of Revolving Commitments, the aggregate amount of prepayments of Revolving Loans (other than prepayments financed with the proceeds of Indebtedness), and (iii) repaid borrowings of Revolving Loans made on the Effective Date to account for any additional original issue discount or upfront fees that are implemented pursuant to the Fee Letter provided further that, prepayments of Term Loan Borrowings and Incremental Term Loan Borrowings shall only be required if 50% of the Excess Cash Flow for such fiscal year exceeds $5.0 million. There are no amounts due under this provision as of March 31, 2020.

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

Lease expense is primarily included in general and administrative expenses in the condensed consolidated statements of operations. Additional information regarding the Company's operating leases is as follows:

(in thousands)	Three months ended March 31, 2020	Three months ended March 31, 2019
Operating leases	$606	$601
Short-term leases (1)	87	31
Total lease expense	$693	$632
(1) Leases with an initial term of twelve months or less are not recorded on the balance sheet.

Other information on operating leases	Three months ended March 31, 2020	Three months ended March 31, 2019
Cash payments included in operating cash flows	$521	$585
Right-of-use assets obtained in exchange for new lease	$21	$33
Weighted average discount rate	9.33%	9.21%
Weighted average remaining lease term in years	5.30 years	5.83 years

The following table presents the contractual maturities of the Company's lease liabilities as of March 31, 2020:

(in thousands)	Lease Liability
Remainder of 2020	$1,378
2021	1,771
2022	1,518
2023	1,273
2024 and thereafter	2,374
Total undiscounted lease payments	$8,314
Less: present value adjustment	1,971
Operating lease liability	$6,343

The following table presents the contractual maturities of the Company's lease liabilities as of December 31, 2019:

(in thousands)	Future lease Payments
2020	$1,939
2021	1,670
2022	1,509
2023	1,294
2024 and thereafter	2,380
Total undiscounted lease payments	$8,792
Less: present value adjustment	1,960
Operating lease liability	$6,832
13. Other Noncurrent Liabilities
The Company’s other noncurrent liabilities at March 31, 2020 and December 31, 2019 consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Lease liability	$4,925	$5,339
Other (1)	1,711	1,907
Total other noncurrent liabilities	$6,636	$7,246

(1) Other noncurrent liabilities include long-term rebates and pension liabilities.

14. Severance
Severance expense was $0.04 million and $0.5 million for the three months ended March 31, 2020 and 2019. These amounts, which do not include stock compensation expense, were recorded in selling, general and administrative expense in the condensed consolidated statements of operations. As of March 31, 2020 and December 31, 2019, the Company had a $0.04 million and $0.4 million severance liability, respectively.

15. Stockholders’ Equity
The authorized common stock of the Company consists of 400,000,000 shares with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of March 31, 2020, there were 51,174,607 shares of common stock outstanding. As of March 31, 2020, there were warrants to purchase 15,983,072 shares of the Company’s common stock outstanding at a strike price of $11.50. Of the 15,983,072 warrants, 9,823,072 were issued as part of the units sold in the Company's initial public offering in February 2014 (1,201,928 warrants were subsequently repurchased during 2015) and 6,160,000 warrants were sold in a private placement at the time of such public offering.

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

16. Stock-based Compensation
In July 2015, the Company adopted the 2015 Incentive Compensation Plan (as amended, the “Plan”), pursuant to which the Compensation Committee of the Company is authorized to grant up to 7,150,000 shares to officers and employees of the Company, in the form of equity-based awards, including time or performance based options and restricted stock.

In June 2019, the Company's shareholders approved the 2019 Employee Stock Purchase Plan (the "ESPP"), which was effective July 1, 2019. 500,000 shares of common stock are reserved for issuance under the ESPP. As of March 31, 2020, 168,673 shares had been issued under the ESPP.

Stock compensation expense for equity-classified and liability-classified awards for the three months ended March 31, 2020 and 2019 was $0.8 million and $0.6 million, respectively. Stock compensation expense is recognized in cost of goods sold, selling, general and administrative expenses and research and development expenses. At March 31, 2020, there was $2.7 million of unrecognized compensation cost relating to outstanding unvested equity instruments expected to be recognized over the weighted average period of 1.6 years.

17. Earnings Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company had a loss for the three months ended March 31, 2020 and 2019. Therefore, the effect of stock-based awards including options, restricted stock, restricted stock units and warrants outstanding at March 31, 2020 and 2019, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive.

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net (loss) income per common share:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Basic weighted-average common shares outstanding	50,525,781	50,042,054
Effect of dilutive options, performance stock units and restricted stock	—	—
Diluted weighted-average shares outstanding	50,525,781	50,042,054

Securities that could potentially be dilutive are excluded from the computation of diluted (loss) income per share when a loss from continuing operations exists, when the exercise price exceeds the average closing price of the Company's common stock during the period, or for contingently issued shares, if the contingency is not met at the end of the reporting period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following represents the number of shares that could potentially dilute basic earnings per share in the future:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Stock-based compensation awards(1):
Stock options	862,945	962,795
Restricted stock to non-directors	592,833	692,947
Restricted stock to directors	—	64,369
Warrants:
Private placement warrants	6,160,000	6,160,000
Public warrants	9,823,072	9,823,072
(1)          SARs and Phantom Shares are payable in cash so will have no impact on number of shares.

Warrants and options are considered anti-dilutive and excluded when the exercise price exceeds the average market value of the Company’s common stock price during the applicable period.

18. Income Taxes
The provision for income taxes consists of provisions for federal, state and foreign incomes taxes. The effective tax rates for the periods ended March 31, 2020 and March 31, 2019, reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in the U.S. and various other jurisdictions outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act includes tax changes and financial aid designed to protect the American people from the public health and economic impacts of COVID-19. The tax changes include allowing net operating losses to be carried back five years, suspending the 80% of taxable limitation on the use of net operating losses, an increase of the 30% of EBITDA limitation on the deduction of interest expense to 50%, and acceleration of the refund for alternative minimum tax credits granted under the 2017 Tax Cuts and Jobs Act (“TCJA”). Most significant to the Company are the modifications on the limitation of business interest deductions for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% to 50% of adjusted taxable income. This modification is expected to increase the allowable interest expense deduction of the Company in the current year.

The Company's effective tax rate for the three months ended March 31, 2020 was 50.1%, compared to the effective tax rate for the three months ended March 31, 2019 of 4.5%.

The effective tax rate for the three months ended March 31, 2020 differs from the U.S. statutory tax rate of 21%, due primarily to changes in valuation allowance positions related to the United States and certain foreign jurisdictions and the elimination of intercompany profit activity, offset by foreign exchange currency gains.

19. Segment Information
The authoritative guidance for disclosures about segments of an enterprise establishes standards for reporting information about segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. We currently operate and manage our business as two operating segments. Our chief operating decision-makers allocate resources and assess performance of the business for each segment. Accordingly, we consider ourselves to have two operating and reportable segments (i) AgroFresh core and (ii) Tecnidex. AgroFresh core business is providing produce preservation and waste prevention solutions for growers and packers. Its products include SmartFresh, Harvista, RipeLock and FreshCloud. Tecnidex is a provider of fungicides, sanitizers, waxes and coatings primarily focused on the citrus market.

Our chief operating decision-makers do not evaluate operating segments using asset or liability information. The following table presents a breakdown of our revenues and gross profit based on reportable segments for the three months ended March 31, 2020 and 2019.

(in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
AgroFresh Core
Revenues	$28,642	$33,488
Gross Profit	22,395	25,133
Tecnidex
Revenues	4,381	5,452
Gross Profit	2,100	2,472
Total Revenues	$33,023	$38,940
Total Gross Profit	$24,495	$27,605

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

21. Fair Value Measurements
Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2020:

(in thousands)	Level 1	Level 2	Level 3	Total
Liability-classified stock compensation (1)	$—	$—	$212	$212
Interest rate swap	—	—	848	848
Total	$—	$—	$1,060	$1,060

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2019:

(in thousands)	Level 1	Level 2	Level 3	Total
Liability-classified stock compensation (1)	$—	$—	$218	$218
Interest rate swap	—	—	(95)	(95)
Total	$—	$—	$123	$123

(1) The fair values of phantom stock units were estimated using a Monte Carlo simulation pricing model with the assumptions described below:

	March 31, 2020
Grant date fair value	$2.97	—	$7.28
Risk-free interest rate	2.36%	—	2.39%
Expected life (years)	2.75
Estimated volatility factor	65.1%	—	69.9%
Expected dividends	None

There were no transfers between Level 1 and Level 2 and no transfers out of Level 3 of the fair value hierarchy during the three months ended March 31, 2020.

At March 31, 2020, the Company evaluated the amount recorded under the Term Loan and determined that the fair value was approximately $315.8 million. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis
The following table presents the changes during the period presented in the Company's Level 3 financial instrument liabilities that are measured at fair value on a recurring basis.

(in thousands)	Liability-classified stock compensation	Interest rate swap	Total
Balance, December 31, 2019	$218	$(95)	$123
Stock compensation activity	(6)	—	(6)
Mark-to-market adjustment	—	943	943
Balance, March 31, 2020	$212	$848	$1,060

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

Note Regarding Forward-Looking Statements
All statements other than statements of historical fact included in this Report including, without limitation, statements in this MD&A regarding the Company's financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results and/or the timing of events could differ materially from those contemplated by these forward-looking statements due to a number of factors, including those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K") as well as the update to those Risk Factors disclosed in Part II, Item 1A of this Report. Any forward-looking statements included in this Report are based only on information currently available to the Company and speak only as of the date on which such statements are made. The Company undertakes no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by this paragraph.

Business Overview
AgroFresh is a global leader in delivering innovative food quality preservation and waste prevention solutions for fresh produce. The Company is empowering the food industry with a range of integrated solutions designed to help growers, packers and retailers improve produce freshness and quality while reducing waste. AgroFresh has key products registered in over 50 countries and supports customers with over 25,000 storage rooms globally. AgroFresh has an extensive portfolio of freshness solutions ranging from LandSpringTM for transplanted seedlings, near-harvest with HarvistaTM and post-harvest including its flagship SmartFreshTM technology. Additional post-harvest freshness solutions include fungicides that can be applied to meet various customer operational requirements, in either a foggable (ActiMist™) or liquid (ActiSeal™) delivery form. To supplement our near- and post-harvest product solutions, our suite of FreshCloud™ analytical, diagnostic and tracking services provide a range of value-added capabilities that help customers optimize the quality of their produce. Beyond apples, SmartFresh technology can provide ready-to-eat freshness for other fruits and vegetables including avocados, bananas, melons, tomatoes, broccoli and mangos. AgroFresh is also providing customers with packaging-based advisory services and custom packaging solutions including RipeLock, our packaging-based freshness technology solutions for fruits and vegetables.

In December 2017, AgroFresh acquired a controlling interest in Tecnidex. With this acquisition, AgroFresh expanded its post-harvest presence into additional crops, and increased its penetration of the produce market in southern Europe, Latin America and Africa. This acquisition expanded AgroFresh's product portfolio into waxes and coatings and reinforced its position in fungicides. For over 35 years, Tecnidex has been helping fruit and vegetable producers offer clean, safe and high-quality produce to customers, now reaching 18 countries. Through its portfolio of post-harvest fungicides, coatings, waxes, disinfectants, equipment and associated consulting and after-sale services, Tecnidex improves the quality and value of its clients’ fruit and vegetables while respecting the environment. Tecnidex further diversified AgroFresh’s revenue by expanding the Company's ability to provide solutions and service to the citrus industry.

Freshness is the most important driver of consumer satisfaction when it comes to produce and, at the same time, lack of freshness results in waste which is a major issue in the industry. About one third of the total food produced worldwide is lost or wasted each year. Nearly 45% of all fresh fruits and vegetables, 40% of apples and 20% of bananas, are lost to spoilage. AgroFresh plays a key role in the value chain by offering products and services that maintain produce freshness and reduce waste.

AgroFresh’s current flagship product, SmartFresh, regulates the post-harvest ripening effects of ethylene, the naturally occurring plant hormone that triggers ripening in certain fruits and vegetables. SmartFresh is naturally biodegradable, leaves no detectable residue and has been approved for use by many domestic and global regulatory organizations. Harvista extends the Company’s proprietary technology into the field, including treatment of cherries and blueberries early in the growing season and near-harvest management of apples and pears. FreshCloud Storage InsightsTM is an atmospheric monitoring system that leverages the Company's extensive understanding of fruit physiology, fruit respiration, controlled atmosphere technology and new proprietary diagnostic tools to provide improved real-time guidance to producers and packers of fresh produce regarding storage conditions so timely corrective measures can be taken. LandSpringTM is an innovative 1-MCP technology targeted to transplanted vegetable seedlings. It is currently registered for use on tomatoes, peppers and 14 other crops in the US. It reduces transplant shock, resulting in less seedling mortality and faster crop establishment, which leads to a healthier crop and improved yields.

AgroFresh’s business is highly seasonal, driven by the timing of harvests in the northern and southern hemispheres. For apples and pears, the first half of the year is when the southern hemisphere harvest occurs and the second half of the year is when the northern hemisphere harvest occurs. Since the northern hemisphere harvest of apples, our primary crop, is typically larger, a significant portion of our sales and profits are historically generated in the second half of the year. In addition to this seasonality, factors such as weather patterns may impact the timing of the harvest within the two halves of the year. Diversifying into other crops is a key strategy to balance seasonality, therefore there is a strategic importance of the Tecnidex acquisition since the citrus harvest in northern hemisphere countries occurs in the last and first quarters of the year.

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

Impact of COVID-19

In March 2020, the COVID-19 outbreak was declared a National Public Health Emergency which continues to spread throughout the world and has adversely impacted global activity and contributed to significant declines and volatility in financial markets. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. For the three months ended March 31, 2020, the Company did not experience significant disruptions to operations or supply chains and results have not been materially impacted. However, there were numerous obstacles presented and some localized financial impacts of the pandemic, including the weakening of foreign currencies. While we are following the requirements of governmental authorities and taking additional preventative and protective measures to ensure the safety of our workforce, including implementing remote working arrangements and varying procedures for essential workforce, we cannot be certain that these measures will be successful in ensuring the health of our workforce which may impact our ability to maintain our operations. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the coronavirus outbreak, although the Company operates in an industry that thus far has not been as severely impacted as others. Nevertheless, the outbreak presents some uncertainty and risk with respect to the Company and its performance and financial results.

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

The global produce market is a function of both the size and the yield of the crop harvested, and variations in either will affect total production. Given the nature of the agricultural industry, weather patterns may impact total production and the Company's resulting commercial opportunities. The Company supports a diverse customer base whose end markets vary due to the type of fruit and quality of the product demanded in their respective markets. Such variation across end markets also affects demand for the Company’s services.

Customer Pricing
The Company’s service offerings are priced based on the value they provide to the Company’s customers. From time to time, the Company adjusts the pricing of its offerings to address market and volume trends. The Company does not typically price its products in relation to any underlying cost of materials or services; therefore, its margins can fluctuate with changes in these costs. The Company’s pricing may include rebate arrangements with customers in exchange for mutually beneficial long-term relationships and growth.

Integrated Service Model
AgroFresh uses a direct service model to offer the Company’s commercially available products, including SmartFresh and Harvista. Sales and technical support personnel maintain face-to-face relationships with customers year round. Technical sales and support personnel work directly with customers to provide value-added advisory services regarding the application of SmartFresh. The actual application of SmartFresh is performed by service providers that are typically third-party contractors or, for some product variations, made by our customers directly. The Harvista application service, through both aerial and ground application, is also administered by third-party service providers or made by our customers directly.

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

Critical Accounting Policies and Use of Estimates
Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations and that require the use of complex and subjective estimates based upon management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ materially from these estimates. There have been no material changes to our critical accounting policies and estimates previously disclosed in the 2019 Form 10-K. For a description of our critical accounting policies and estimates as well as a listing of our significant accounting policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates” and “Note 2 - Basis of Presentation and Summary of Significant Accounting Policies” in the 2019 Form 10-K.

Results of Operations
The following table summarizes the results of operations for the three months ended March 31, 2020 and March 31, 2019:

(in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net sales	$33,023	$38,940
Cost of sales (excluding amortization, shown separately below)	8,528	11,335
Gross profit	24,495	27,605
Research and development expenses	2,642	3,897
Selling, general and administrative expenses	13,709	15,898
Amortization of intangibles	10,957	11,616
Change in fair value of contingent consideration	—	190
Operating loss	(2,813)	(3,996)
Other income (expense)	1,507	(12)
Gain (loss) on foreign currency exchange	627	(419)
Interest expense, net	(6,966)	(8,745)
Loss before income taxes	(7,645)	(13,172)
Income taxes benefit	(3,831)	(587)
Net loss including non-controlling interests	$(3,814)	$(12,585)
Less: Net (loss) gain attributable to non-controlling interests	(166)	34
Net loss attributable to AgroFresh Solutions, Inc	$(3,648)	$(12,619)

Comparison of Results of Operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Net Sales

Net sales were $33.0 million for the three months ended March 31, 2020, as compared to net sales of $38.9 million for the three months ended March 31, 2019, a decrease of 15.2%. The impact of the change in foreign currency exchange rates compared to the first quarter of 2019 reduced revenue by $2.1 million. Excluding this impact, revenue decreased approximately 9.8%. The net sales decrease was primarily the result of adverse harvest conditions experienced in key Latin American markets, such as Brazil, Chile, Argentina and Australia which are impacting harvest timing, logistics and yields.

Cost of Sales

Cost of sales was $8.5 million for the three months ended March 31, 2020 as compared to $11.3 million for the three months ended March 31, 2019. Gross profit margin was 74.2% for the three months ended March 31, 2020 versus 70.9% for the three months ended March 31, 2019. The higher gross margin was primarily the result of supply chain efficiencies that were put in place at the end of 2019.

Research and Development Expenses

Research and development expenses were $2.6 million and $3.9 million, respectively, for the three months ended March 31, 2020 and March 31, 2019. The decrease in research and development expenses was primarily driven by $0.5 million of severance costs associated with ongoing cost optimization initiatives recognized during the three months ended March 31, 2019 along with timing of project expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $13.7 million for the three months ended March 31, 2020 compared to $15.9 million for the three months ended March 31, 2019, a decrease of 13.8%. Included in selling, general and administrative expenses were $1.7 million in the current year and $3.2 million in the prior year of costs associated with non-recurring items that include

M&A and litigation costs. Excluding these items, selling general and administrative expenses decreased approximately 5.8% over the same period last year driven by ongoing cost optimization initiatives.

Amortization of Intangibles

Amortization of intangible assets was $11.0 million for the three months ended March 31, 2020 compared to $11.6 million for the three months ended March 31, 2019. The reduction in the amortization expense for the three months ended March 31, 2020 is due to the accelerated amortization of RipeLock in December 2019 of $38.0 million, which resulted in lower quarterly amortization of $0.6 million.

Impairment of Intangibles

There were no indicators of impairment during the three months ended March 31, 2020 and 2019, respectively.

Change in Fair Value of Contingent Consideration

The Company recorded no gain or loss in the three months ended March 31, 2020 related to a change in the fair value of contingent consideration, as compared to a $0.2 million gain in the three months ended March 31, 2019. As discussed in Note 3 of the unaudited condensed consolidated financial statements, pursuant to the Business Combination the Company entered into various forms of contingent consideration, including the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings. In December 2019, the TRA with Dow was terminated, and the Company paid to Dow an aggregate of $16 million in settlement of all past and estimated future liabilities that would have been owed under the TRA.

Other Income

Other income was $1.5 million for the three months ended March 31, 2020, as compared to $0.0 million expense for the three months ended March 31, 2019. The Company received $1.6 million in cash from settlement of a litigation matter during the three months ended March 31, 2020.

Interest Expense, Net

Interest expense was $7.0 million for the three months ended March 31, 2020, as compared to $8.7 million for the three months ended March 31, 2019. The decrease was primarily due to $1.4 million lower interest on the Term Loan (as defined below) due to a lower variable rate and $0.8 million lower accretion on the TRA due to the settlement of the TRA in December 2019.

Gain (loss) on foreign currency

Gain on foreign currency was $0.6 million for the three months ended March 31, 2020, as compared to a loss of $0.4 million for the three months ended March 31, 2019.

Income Taxes

Income tax benefit was $3.8 million for the three months ended March 31, 2020 compared to income tax benefit of $0.6 million for the three months ended March 31, 2019. During the three months ended March 31, 2020, there were changes in valuation allowance positions related to the United States and certain foreign jurisdictions and the elimination of intercompany profit activity, offset by foreign currency gains. For the three months ended March 31, 2019, the elimination of intercompany profits resulted in a smaller income tax benefit.

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

The following is a reconciliation between the non-GAAP financial measures of EBITDA and Adjusted EBITDA to their most directly comparable GAAP financial measure, net loss:

(in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
GAAP net loss including non-controlling interests	$(3,814)	$(12,585)
Benefit for income taxes	(3,831)	(587)
Interest expense (1)	6,966	8,745
Depreciation and amortization	11,577	12,061
Non-GAAP EBITDA	$10,898	$7,634
Share-based compensation	788	557
Severance related costs (2)	—	489
Other non-recurring costs (3)	1,744	3,193
(Gain) loss on foreign currency exchange (4)	(627)	419
Mark-to-market adjustments, net (5)	—	190
Litigation recovery	(1,600)	—
Non-GAAP Adjusted EBITDA	$11,203	$12,482

(1) Interest on the term loan and accretion for debt discounts, debt issuance costs and contingent consideration.
(2)  Severance costs related to ongoing cost optimization initiatives.
(3) Costs related to certain professional and other infrequent or non-recurring fees, including those associated with litigation and M&A related fees
(4) (Gain) loss on foreign currency exchange relates to net losses and gains resulting from transactions denominated in a currency other than the entity's functional currency.
(5)  Non-cash adjustment to the fair value of contingent consideration related to the Tecnidex acquisition.

Liquidity and Capital Resources
Cash Flow

(in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net cash provided in operating activities	$1,054	$8,978
Net cash used in investing activities	$(438)	$(2,836)
Net cash used in financing activities	$(235)	$(722)

Cash provided from operating activities was $1.1 million for the three months ended March 31, 2020, as compared to cash provided from operating activities of $9.0 million for the three months ended March 31, 2019. In 2020, net income before non-cash depreciation and amortization was $7.8 million. Other non-cash charges included stock-based compensation of $0.6 million, $0.6 million of deferred financing costs, a $(5.2) million increase in net deferred taxes and interest income recognized on the interest rate swap of $(0.4) million. Additionally, the change in net operating assets was $(2.4) million in 2020. For the three months ended March 31, 2019, net income before non-cash depreciation and amortization and changes in fair value of contingent consideration (including accretion) was $0.6 million. Other non-cash charges included cash received on the Company's interest rate swap of $(0.4) million, stock-based compensation of $0.6 million, $0.6 million of deferred financing costs, a $(1.8) million increase in net deferred tax assets and other non-cash items of $(0.3) million. Additionally, the change in net operating assets was $9.7 million for the three months ended March 31, 2019.
Cash used in investing activities was $(0.4) million for the three months ended March 31, 2020, as compared to $(2.8) million for the three months ended March 31, 2019. Cash used in investing activities in 2020 was for the purchase of fixed assets and leasehold improvements of $(0.4) million. Cash used in 2019 was for the purchase of fixed assets and leasehold improvements of $(2.6) million and other investments of $(0.3) million.

Cash used in financing activities was $(0.2) million for the three months ended March 31, 2020, as compared to $(0.7) million for the three months ended March 31, 2019. Cash used in financing activities in 2020 was for the repayment of debt in the amount of $(1.3) million, offset by long-term borrowings of $1.1 million. Cash used in 2019 was for the repayment of debt in the amount of $(0.7) million.

Liquidity

At March 31, 2020, we had $28.3 million of cash and cash equivalents, compared to $29.3 million at December 31, 2019.

Term Loan

On July 31, 2015, certain of our subsidiaries entered into a Credit Agreement with Bank of Montreal, as administrative agent (as amended, the “Credit Facility”). The Credit Facility consists of a $425 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a revolving loan facility (the “Revolving Loan”). The Revolving Loan includes a $10 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of December 31, 2019, the Company has issued $0.03 million of letters of credit, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan, as amended on December 23, 2019, has a scheduled maturity date of April 1, 2021. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75%, or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries, and (b) AF Solutions Holdings, including the common stock of AgroFresh Inc.

The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to Dow in connection with the Business Combination. Amounts available under the Revolving Loan may also be used for working capital, general corporate purposes and other uses, all as more fully set forth in the Credit Facility.

As of March 31, 2020, the Company was in compliance with the covenants in the facility, other than covenants that apply only to the Company's ability to borrow under the Revolving Loan (excluding letters of credit). On January 31, 2019, the Credit Facility was amended to decrease the total availability from $25.0 million to $12.5 million and extend the maturity of the Revolving Loan from July 31, 2019 to December 31, 2020. An existing covenant in the credit agreement was also amended to allow the Company to have access to the Revolving Loan. Subsequently, on December 23, 2019, the Revolving Loan was further amended to extend the maturity to April 1, 2021 and included favorable revisions to the senior secured net leverage ratio covenant.

As of the Closing Date the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The interest expense related to the amortization of the debt issuance costs during the three months ended March 31, 2020 and 2019 was approximately $0.6 million and $0.6 million, respectively.

If we are unable to obtain additional debt or equity capital, restructure or refinance our indebtedness, or avail ourselves of alternative actions, our Term Loan ($404.8 million as of March 31, 2020) will become a current liability in the third quarter of 2020.

Off-Balance Sheet Arrangements
As of March 31, 2020, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than as disclosed in Note 20 of the unaudited condensed consolidated financial statements. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

ITEM 1A. RISK FACTORS

Ownership of our securities involves a high degree of risk. Holders of our securities should carefully consider, in addition to the historical financial statements and related notes and other information set forth in this Report, the risk factors discussed in Part I - Item 1A - Risk Factors included in our 2019 Form 10-K, all of which could materially affect our business or future results. Other than the additional risk factor set forth below, we are not currently aware of any material changes to the risk factors disclosed in our 2019 Form 10-K. If any of the risks or uncertainties described in any of such risk factors actually occur, our business, financial condition and operating results could be adversely affected in a material way. This could cause the trading prices of our securities to decline, perhaps significantly, and you may lose part or all of your investment.

Risks associated with the current uncertainty with respect to rapid expansion of the COVID-19 pandemic

We are cognizant of the rapid expansion of the COVID-19 pandemic and the resulting global implications. To date, we have been able to manage our day-to-day operations without significant disruptions. However, there continues to be a possibility for potential developments that could adversely affect our operations, research and development and marketing plans. The impact of these restrictions on the results of our business, if implemented, is currently unknown but could be significant.

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

AgroFresh Solutions, Inc.
Date:	May 11, 2020

/s/ Jordi Ferre
By:	Jordi Ferre
Title:	Chief Executive Officer

/s/ Graham Miao
By:	Graham Miao
Title:	Chief Financial Officer