Form 10-K/A
period 2019-12-31
AgroFresh Solutions, Inc.
filed 2020-06-15
CIK 1592016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
The number of shares of the registrant’s common stock outstanding as of June 9, 2020 was 52,054,437.

1

EXPLANATORY NOTE
This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of AgroFresh Solutions, Inc. (the “Company,” “we,” “our” or “us”) for the fiscal year ended December 31, 2019 as filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2020 (the “Annual Report”), is being filed to include in the Annual Report the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K, as we did not file our definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2019. In filing Amendment No. 1 at this time, we are relying upon the order issued by the SEC on March 25, 2020 in SEC Release No. 34-88465 pursuant to the SEC’s authority under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), extending the time in which certain reports required to be filed pursuant to the Exchange Act are filed, and the Current Report on Form 8-K we filed on April 23, 2020, pursuant to which we reported that we were unable to file our definitive proxy statement for our 2020 annual meeting of stockholders (the “Proxy Statement”), including the information required by Part III of Form 10-K that we intended to incorporate by reference into the Annual Report, on a timely basis because of the impact of COVID-19.
This Amendment No. 1 amends and restates in their entirety Items 10 through 14 of the Annual Report as well as the cover page to remove the statement that information is being incorporated by reference from the Proxy Statement. As required by Rule 12b-15 under the Exchange Act, new certificates of our chief executive officer and chief financial officer are being filed as exhibits to this Amendment No. 1. Except as otherwise expressly noted herein, this Amendment No. 1 does not amend any other information set forth in the Annual Report, and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the filing of the Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Annual Report and our other filings with the SEC.
2

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Set forth below are descriptions of the backgrounds of the directors of the Company, their principal occupations for the past five years, and the specific experience, qualifications and other attributes and skills that led the Board to determine that such persons should serve on the Board of Directors.

Robert J. Campbell, 71, has served on our Board since February 2014. Since November 2011, Mr. Campbell has served as the Chairman of the board of directors of Enstar Group Limited, an insurance run-off company, and has served as its independent director since November 2007. Mr. Campbell served as an independent director of Camden National Corporation, a public holding company, from 1999 to 2014. Mr. Campbell also served as a director of Boulevard Acquisition Corp. II, a publicly-traded special purpose acquisition company, from September 2015 until the consummation of its business combination with Estre Ambiental S.A. in December 2017. Since January 1991, Mr. Campbell has served as a partner at Beck, Mack & Oliver LLC, a private investment advisory firm. Mr. Campbell holds a Bachelor of Arts degree in Political Economy from Williams College.

The Board believes that Mr. Campbell is qualified to serve on our Board because of his private investment advisory experience and his board experience with private and public companies.

Denise L. Devine, 65, joined our Board in February 2018. Ms. Devine is the founder and since 2014 has served as the Chief Executive Officer of FNB Holdings, LLC, a company dedicated to initiatives in the health and wellness space. Ms. Devine was also founder and served for more than ten years as the Chief Executive Officer of Nutripharm, Inc., a company that has generated a portfolio of composition and process patents to create innovative natural food, beverage, pharmaceutical and nutraceutical products that facilitate nutrition and lifelong health. Ms. Devine, a certified public accountant, also previously served as Chief Financial Officer for Energy Solutions International and in financial management positions for Campbell Soup Company. Ms. Devine has served as Chair of the Pennsylvania State Board of Accountancy and on the Board of the American Institute of CPAs. Ms. Devine has served as a director of Fulton Financial Corporation (Nasdaq: FULT) (“Fulton”) since 2012, and serves as a member of Fulton’s Audit Committee, as Chair of Fulton’s Human Resources Committee, and as a member of Fulton’s Executive Committee. She has also served as a director of Cubic Corporation (NYSE: CUB) since November 2019 and serves on the Audit Committee and the Technology Strategy Committee. Ms. Devine was a member of the Board of Trustees of Villanova University from 2005 to 2015, where she was the Chair of the Audit and Risk Committee. She also served as a member of the Board of Trustees of Lourdes Health System from 2010 to 2019 until Lourdes was acquired and the Board of Trustees was disbanded. In addition, she serves on the Board of AUS, Inc. a privately-owned company, since 2016 and was appointed to the Board of Ben Franklin Technology Partners of Southeastern Pennsylvania in 2016. Ms. Devine received a Master of Business Administration degree from the Wharton School of the University of Pennsylvania, a Master of Science degree in Taxation from Villanova Law School, and a Bachelor of Science degree in Accounting from Villanova University.

The Board believes that Ms. Devine is qualified to serve on our Board because of her substantial management, business and finance experience.

Nance K. Dicciani, 72, joined our Board upon the consummation of our business combination with The Dow Chemical Company (“TDCC”) on July 31, 2015 (the “Business Combination”). She was appointed non-executive Chair of the Board on August 13, 2015. From March 2016 until October 2016, Ms. Dicciani served as a co-member of the Office of the Chair of the Company, in which capacity she assumed, with the other co-member, the duties and responsibilities of chief executive officer and president of the Company on an interim basis. Ms. Dicciani is the retired President and Chief Executive Officer of Honeywell International Specialty Materials (a diversified technology and manufacturing company), a position she held from 2001 to 2008. Ms. Dicciani has served as a director of Linde plc. since its business combination with Praxair, Inc. in 2018, where she is a member of the Audit and Compensation Committees. Ms. Dicciani has also served as a director of Halliburton Company since 2009, where she is a member of the Audit Committee and Chair of the Health, Safety and Environmental Committee. Ms. Dicciani has also served as a director of LyondellBasell Industries N.V. since 2013, where she is a member of the Finance Committee and Chair of the Compensation Committee. Additionally, Ms. Dicciani served as a director of Rockwood Holdings, Inc. from 2008 to 2014. Ms. Dicciani holds a Bachelor’s degree in Chemical Engineering from Villanova University, a Master’s degree from the University of Virginia, a Ph.D. degree from the University of Pennsylvania and a Master of Business Administration degree from the Wharton Business School of the University of Pennsylvania.

The Board believes that Ms. Dicciani is qualified to serve on our Board due to her technical expertise in the chemical industry, her international operations expertise, her executive experience as a chief executive officer of a multi-billion dollar strategic business group of a major multinational corporation and her board experience with private and public companies.
Jordi Ferre, 55, has served as our Chief Executive Officer and a member of our Board since October 2016. Mr. Ferre has more than 25 years of international experience in the food ingredients industry, most recently serving as the Chief Operating Officer of PureCircle Limited (“PureCircle”), a global leader in natural food ingredients, including Stevia™ sweetener, from June 2014 to September 2016, and prior to that as PureCircle’s President, Commercial Division from January 2009 to June 2014. Mr. Ferre’s positions prior to joining PureCircle include serving as Vice President, Sales and Marketing, Splenda Sucralose with Tate & Lyle PLC, Vice President, Sales and Marketing with Wise Foods, Inc. and Vice President, Marketing/Business Development Americas with Chupa Chups Group. Mr. Ferre holds a Master of Business Administration degree from ESADE Business School in Barcelona, Spain.

The Board believes that Mr. Ferre’s extensive experience serving in senior executive roles within the food ingredients industry qualifies him to serve on the Board.

Gregory M. Freiwald, 66, joined our Board upon the consummation of the Business Combination on July 31, 2015. Mr. Freiwald retired from TDCC in March 2015. Mr. Freiwald served as an Executive Vice President and Chief Human Resources Officer of TDCC from January 2008 until he retired. During that time, he also had responsibilities for Aviation and Corporate Affairs, and was a member of TDCC’s Executive Leadership Team. Mr. Freiwald joined TDCC in 1979 and held various roles prior to being named Executive Vice President and Chief Human Resources Officer in January 2008. Mr. Freiwald was a board member of the Dow Chemical Company Foundation from 2009 until April 2015. Mr. Freiwald holds a Bachelor’s degree in Business Administration from Universidad Del Centro de La Provincia de Buenos Aires.

Mr. Freiwald has decided not to stand for election at the 2020 Annual Meeting of Stockholders. We thank Mr. Freiwald for his service as a member of the Board.

George Lobisser, 66, joined our Board in September 2016. Mr. Lobisser has served as Chief Executive Officer of RipeLocker LLC, a start-up company focused on developing a proprietary system that aims to extend the shelf life of perishable produce, since co-founding it in March 2015. Prior to that, Mr. Lobisser served as President and Chief Executive Officer of Pace International, LLC, a provider of post-harvest solutions and technologies, from January 2001 until its sale to Valent BioSciences Corporation in December 2012. Prior to joining Pace International, Mr. Lobisser was a partner in S/L Partners, a private equity firm he co-owned. Mr. Lobisser’s career started in the tax department of Touche Ross & Co. (now part of Deloitte LLP). Mr. Lobisser holds a Bachelor of Science degree in Accounting from the University of Northern Colorado and a juris doctor degree from Gonzaga University.

The Board believes that Mr. Lobisser is qualified to serve on our Board because of his extensive experience in the post-harvest horticultural industry.

Macauley Whiting, Jr., 63, joined our Board upon the consummation of the Business Combination on July 31, 2015. Mr. Whiting has served as President Emeritus of The Herbert H. and Grace A. Dow Foundation since September 2019 and served as its President from April 2014 to September 2019, as its Treasurer from 2005 to 2015 and as its Secretary from 2000 to 2005. In addition, Mr. Whiting previously served as President and Chief Executive Officer of Decker Energy International, a privately-held renewable energy company he founded in 1982 and built up until 2012, when he sold the company. Mr. Whiting holds a Bachelor of Science degree in Chemical Engineering (cum laude) from Princeton University.

The Board believes that Mr. Whiting is qualified to serve on our Board due to his general business acumen, knowledge of chemistry and extensive management experience.

Each of Mr. Freiwald and Mr. Whiting was initially designated for nomination to our Board pursuant to the terms of the Stock Purchase Agreement, dated April 30, 2015, by and between the Company and TDCC.

Preferred Director

In addition to the directors listed above, pursuant to the terms of the certificate of designation of the one share of our Series A preferred stock (the “Series A Preferred Stock”) that was issued to TDCC, which is now a subsidiary of Dow Inc. (“Dow”), upon the consummation of the Business Combination, TDCC is entitled to appoint one director (the “Preferred Director”) to the Board for so long as TDCC beneficially holds 10% or more of the aggregate amount of the outstanding shares of our Common Stock and non-voting common stock. The Series A Preferred Stock does not have any other rights.

Torsten Kraef, 53, joined our Board upon the consummation of the Business Combination on July 31, 2015. Mr. Kraef has served as Senior Vice President of Corporate Development for Dow since December 2016, where he leads the development of corporate strategy and coordinates implementation of key strategic tracks. As of September 2017, when Dow and DuPont consummated their merger transaction, he worked closely with the DowDuPont Executive Chairman and Chief Financial Officer to advance the merger and spin-off transaction which was completed with the spin-off of Dow and Corteva during the second quarter of 2019. Mr. Kraef currently leads Dow’s Enterprise Risk Management, Enterprise Security Service and the incubation of strategic and innovative new business growth opportunities. He is a member of Dow’s Executive Committee and Corporate Leadership Team, which is accountable for delivering against corporate strategic and operations targets. Prior to his current position, he served as Corporate Vice President of Strategy Development and New Business Development for Dow from August 2013 to December 2016, and as Corporate Vice President of Strategy Development from September 2012 to August 2013. During 2014 to 2019, Mr. Kraef served on the Dow AgroSciences LLC Members Committee and Mycogen Board of Directors, both subsidiaries of Dow. In 2012, he also served as a member of the board of MEGlobal, a joint venture between Dow and Petrochemical Industries Company (PIC) of Kuwait. From 2007 to 2012, Mr. Kraef led various businesses including a more than $8 billion revenue business group consisting of Dow’s Polyurethanes, Epoxy, Formulated Systems and Dow Automotive Systems businesses. Mr. Kraef joined Dow in June 1991 and held various roles prior to being named Vice President of Dow’s Building and Construction unit in February 2007. Mr. Kraef holds a degree in Banking Management from the Industry and Trade Chamber in Düsseldorf, Germany, and a masters/diploma in Business Administration from the University of Düsseldorf, specializing in Sustainable Manufacturing, International Management and Marketing.

Executive Officers

Our current executive officers are listed in the following table, and certain information concerning those officers follows the table.

Name	Age	Position
Jordi Ferre	55	Chief Executive Officer
Graham Miao	56	Executive Vice President and Chief Financial Officer
Thomas Ermi	55	Executive Vice President, Secretary and General Counsel

The biographical information with respect to Mr. Ferre included above under the caption “Directors” is incorporated herein by reference.

Graham Miao has served as our Executive Vice President and Chief Financial Officer since August 2018. Mr. Miao has over two decades of experience in global financial and business operations, capital markets, M&A and business development, and R&D for large multi-national and small to mid-market public and private companies in the healthcare, specialty chemicals and financial services industries. Mr. Miao served as President and Chief Financial Officer of Pernix Therapeutics Holdings, Inc. from July 2016 through December 2017, and served as a member of its board of directors from November 2016 to November 2017. Prior to that, Mr. Miao served as a senior advisor to Pernix’s interim Chief Executive Officer and board of directors from May 2016 to July 2016. Before joining Pernix, Mr. Miao served as Executive Vice President and Chief Financial Officer of Interpace Diagnostics, Inc. (formerly known as PDI, Inc.), from October 2014 until March 2016. From September 2011 to September 2014, Mr. Miao served as Executive Vice President and Chief Financial Officer, and held the additional role as interim Co-President and interim Co-Chief Executive Officer from September 2013 to September 2014, of Delcath Systems, Inc. His career spanned financial, strategy and operational leadership positions including division CFO roles at Symrise, Schering-Plough and Pharmacia. Earlier in his career, Mr. Miao worked as a biotechnology equity analyst at JPMorgan and a research scientist at Roche. Mr. Miao earned an M.B.A. in Finance and General Management and a Ph.D. in Biological Sciences from Columbia University, an M.S. in Molecular Biology from Arizona State University, and a B.S. in Biology from Fudan University in Shanghai, China.

Thomas Ermi has served as our Executive Vice President, Secretary and General Counsel since the consummation of the Business Combination on July 31, 2015. From 2009 until joining the Company, Mr. Ermi was a Managing Attorney in the Dow Legal Department, where he served as the Commercial Legal Director and member of the Management Team for Dow’s $2.2 billion global Electronic Materials Business. Mr. Ermi joined Rohm and Haas Company in 2000, serving as the Commercial Legal Director and member of the Management Team for the Electronic Materials business as well as the Powder Coatings and Automotive Coatings businesses. In the 15 years he was with Dow and Rohm and Haas, Mr. Ermi negotiated numerous M&A transactions in North America, Europe and Asia Pacific with an aggregate transaction value exceeding $4 billion. Mr. Ermi began his legal career in 1992 as an Associate at Duane Morris & Heckscher in Philadelphia, where he worked first as a commercial litigator and then as a commercial lawyer. Prior to that, Mr. Ermi was an auditor for Price Waterhouse in Philadelphia. Mr. Ermi holds a Bachelor of Science degree in Accounting from Villanova University, and a juris doctor degree from the University of Pennsylvania.

Corporate Governance Overview

Our Board is committed to maintaining strong corporate governance principles and practices. Our governance structure and processes are based upon a number of key governance documents, including our Corporate Governance Guidelines and policies described below. These Guidelines guide the Board and our executive management team in the execution of their responsibilities. Our Corporate Governance Guidelines are reviewed at least annually and are updated periodically in response to changing regulatory requirements, evolving practices, issues raised by our stockholders and other stakeholders and otherwise as circumstances warrant. As a result of this active engagement the Company and our Board embrace the following good-governance practices:

Board and Board Committee Practices
•Our Board is declassified, and the Company’s Bylaws require a majority voting standard for the election of directors;
•We have a director resignation policy for directors who fail to obtain a majority vote;
•Seven of our eight directors are currently independent, including the Chair of the Board;
•The role of Chair of the Board is a non-executive position, and the roles of Chair of the Board and Chief Executive Officer are split;
•The Audit, Compensation and Corporate Governance and Nominating Committees are comprised solely of independent directors;
•The Board and each of its Committees have authority to retain outside advisors;
•The Compensation Committee’s outside advisor does not perform any other services for the Company and confirms its independence annually;
•There are no interlocks among the Compensation Committee members; and
•The Board and each of its Committees perform annual self-assessments.

Company Policies and Practices
•The Company does not have a stockholder rights plan (a so-called “poison pill”);
•The Company has adopted a code of business conduct (the “Code of Conduct”), and every employee of the Company must annually submit a certificate attesting to (i) such employee’s compliance with the Code of Conduct and (ii) such employee’s knowledge of compliance with the Code of Conduct by other employees;
•The Company has adopted a whistleblower policy that encourages reporting by employees of any allegations of impropriety, and the Company has set up a third party hosted hotline where employees can anonymously make such reports;
•The Board has imposed stock ownership guidelines for directors and officers (discussed below);
•The Company has an executive “clawback” policy pursuant to which the Company may seek to reclaim previously awarded incentive-based compensation from executives if the Company determines it must prepare a material accounting restatement due to fraud, misconduct or gross negligence, as discussed below; and
•The Company has adopted an insider trading policy that restricts short selling, trading in derivatives, pledges, hedges and margin account use by our executives and directors.

Board Leadership Structure and Role in Risk Oversight

The roles of Chair of the Board and Chief Executive Officer are held by separate persons. Generally, the Chair of the Board is responsible for assisting in long-term strategic planning, overseeing and advising the Chief Executive Officer and presiding over meetings of the Board, and the Chief Executive Officer is responsible for leading our day-to-day performance. While we do not have a policy with respect to the separation of the roles of Chair of the Board and Chief Executive Officer, the Board believes that the separation of these roles provides several important advantages, including enhancing the accountability of the Chief Executive Officer to the Board, assisting the Board in reaching consensus on particular strategies and policies, and facilitating robust director, Board, and executive officer evaluation processes

Our Board, as part of its overall responsibility to oversee the management of our business, considers risks generally when reviewing our strategic plan, financial results, business development activities, legal, and regulatory matters. The Board satisfies this responsibility through regular reports directly from our officers responsible for oversight of particular risks. The Board’s risk management oversight also includes full and open communications with management to review the adequacy and functionality of the risk management processes used by management. The Board’s role in risk oversight has no effect on the Board’s leadership structure. In addition, committees of the Board assist in its risk oversight responsibility, including:

•The Audit Committee assists the Board in its oversight of the integrity of the financial reporting and our compliance with applicable legal and regulatory requirements. It also oversees our internal controls and compliance activities, and meets privately with representatives from our independent registered public accounting firm.
•The Compensation Committee assists the Board in its oversight of risk relating to compensation policies and practices. The Compensation Committee annually reviews our compensation policies, programs, and procedures, including the incentives they create and mitigating factors that may reduce the likelihood of excessive risk taking, to determine whether they present a significant risk to our Company.
•The Corporate Governance and Nominating Committee, in addition to recommending individuals to be designated as nominees to the Board, develops and recommends to the Board our corporate governance guidelines.

Board Structure and Committee Membership

The following chart summarizes our current standing committee structure:

Name	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Robert J. Campbell	X*		X
Denise L. Devine	X	X*
Nance K. Dicciani		X
Gregory M. Freiwald		X	X
Torsten Kraef			X*
Macauley Whiting, Jr.	X	X
Jordi Ferre
George Lobisser	X		X

* Chairman of applicable committee.

Independence of Directors

As a result of our securities being listed on the NASDAQ Stock Market, we adhere to the rules of that exchange in determining whether a director is independent. The NASDAQ Stock Market requires that a majority of the Board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of a company or its subsidiaries or any other individual having a relationship which, in the opinion of such company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, our Board of Directors has affirmatively determined that each of our current directors other than Mr. Ferre are independent directors.

Audit Committee

Our Audit Committee consists of Mr. Campbell, Ms. Devine, Mr. Lobisser and Mr. Whiting. Each is an independent director and, as required by the NASDAQ Stock Market listing standards and the rules and regulations of the SEC and the Internal Revenue Service, has not participated in the preparation of our financial statements at any time during the past three years and is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, we must certify to NASDAQ that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in such member’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. Our Board has determined that Mr. Campbell satisfies the definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC. The Audit Committee operates under a written charter adopted by the Board, a copy of which is available on the investor relations section of the Company’s website, www.agrofresh.com.

The Audit Committee’s duties include, among other things:
•reviewing and discussing with management and the independent registered public accountant our annual and quarterly financial statements;

•discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
•discussing with management major risk assessment and risk management policies;
•monitoring the independence of the independent auditor;
•verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
•reviewing and approving all transactions between us and related persons;
•inquiring and discussing with management our compliance with applicable laws and regulations and our code of ethics;
•pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
•appointing or replacing the independent auditor;
•determining the compensation and oversight of the work of the independent auditor including resolution of disagreements between management and the independent auditor regarding financial reporting for the purpose of preparing or issuing an audit report or related work;
•overseeing the internal audit function; and
•establishing procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls, or reports which raise material issues regarding our financial statements or accounting policies.

Code of Business Conduct

We have adopted a Code of Conduct applicable to the directors, officers and employees of the Company and its subsidiaries. We have also adopted corporate governance guidelines which address, among other things, director qualifications, responsibilities and compensation, director access to officers, employees and advisors, and determinations regarding executive officer compensation. A copy of the Code of Conduct and our corporate governance guidelines are both available in the Investor Relations section of our website, www.agrofresh.com.

Our Commitment to Sustainability and Food Waste Reduction

AgroFresh is committed to sustainability and reducing food waste. We strive to be the guardian of the world’s fresh produce and stand ready to lead the fresh produce industry into a more sustainable future. We have a long history of innovating to support the fresh produce industry, and our current lineup of near- and post-harvest solutions brings trusted science and data to help the entire supply chain extend the quality of fruits and vegetables and prevent food waste.

According to the Food and Agriculture Organization of the United Nations, roughly one third of the food produced for human consumption, approximately 1.3 billion metric tons per year, is lost to spoilage or waste. Fruits and vegetables have an even higher wastage rate of 45%.

Loss or shrinkage along the food supply chain has a variety of causes, including degradation of fresh produce during storage and transportation. Euromonitor reports that retailers are often judged on their fresh food selection. A large percentage of food waste at the retail level is based on qualitative factors related to consumer perception of freshness. In the U.S., the Environmental Protection Agency (the “EPA”) announced in 2015 the first-ever domestic goal to reduce food loss and waste by 50 percent by 2030.

AgroFresh’s sustainability commitment comes from two decades of delivering innovative solutions that prolong produce freshness and decrease food waste. Our dedication to protect and preserve the planet has never wavered.

Around the world, we are at work developing and offering products and technologies to reduce waste from the near-harvest stage to the kitchen table. We provide freshness solutions to growers, packers and retailers around the world for a wide range of crops. Our mission is constant. We strive daily to combine deep scientific knowledge with applied industry know-how to extend shelf life of the best-tasting produce, reduce food waste and conserve our planet’s resources.

In 2019, we completed a detailed sustainability study about the influence of SmartFresh™ on the apple industry. Growers and packers around the world depend on SmartFresh technology to help them maintain the freshness of their produce. But

SmartFresh’s impact doesn’t stop there. It also has a direct impact on decreasing food waste and preserving the earth’s resources.

From 2002 to 2018, we estimate that 259,500 metric tons of apple waste were diverted in the U.S., France and Italy alone. This reduced apple spoilage equates to more than 2.5 million metric tons of water. Improving the apple supply chain in those three countries during the same period took more than 10 million metric tons of carbon dioxide out of the air. This is equivalent to taking approximately two million cars off the road for one year or eliminating one billion smartphone charges. In other countries, we estimate that SmartFresh reduced CO2 emissions by approximately 342,000 metric tons during that same period. According to the EPA, CO2 is the largest source of greenhouse gas emissions in the United States.

We also estimate that our full range of products and services reduces food waste by 10,000 metric tons per day. This includes:
•Control-TEC™ ECO equipment that reduces water usage and costs through advanced waste-water management. Additional equipment provides accurate and reliable applications for fungicides and waxes.
•An extensive range of fungicides, waxes, coatings, detergents and disinfectants that provide efficacious flexibility for packing houses. Our wax and coating products offer unique properties for the best protective barrier for fruits.
•FreshCloud Storage Insights to help storage managers optimize the quality of their fruit, maximize pack outs and minimize food waste.
•Harvista technology to reduce food waste in the field and enhance harvest quality for numerous crops.
•SmartFresh, which extends the freshness window of fresh produce, and continues to expand to new crops, such as stone fruit, melons and avocados.

Communicating with the Board

Our stockholders may send written communications directly to the Board of Directors or to specified individual directors, including the Chair of the Board or any non-management directors, by sending such communications to our corporate headquarters. Such communications will be reviewed by our legal counsel and, depending on the content, will be:
•forwarded to the addressee or distributed to the addressee at the next scheduled Board meeting;
•if they relate to financial or accounting matters, forwarded to the Audit Committee or distributed at the next scheduled Audit Committee meeting;
•if they relate to executive officer compensation matters, forwarded to the Compensation Committee or distributed at the next scheduled Compensation Committee meeting;
•if they relate to the recommendation of the nomination of an individual to our Board of Directors, forwarded to the Corporate Governance and Nominating Committee or distributed at the next scheduled Corporate Governance and Nominating Committee meeting; or
•if they relate to our operations, forwarded to the appropriate officers of our Company, and the response or other handling of such communications reported to the Board of Directors at the next scheduled Board meeting.

ITEM 11. EXECUTIVE COMPENSATION

Executive Summary

Our Performance in Fiscal 2019
Executive compensation in 2019, as in prior years, was largely tied to the overall financial performance of the Company. During 2019, the Company continued to execute on its business strategies of (i) leveraging its global footprint and service offerings to stabilize pricing and gross margins for its SmartFresh franchise, (ii) growing organically through the introduction of new products and services, and (iii) diversifying into new crops and geographic markets. Despite challenging weather-related crop conditions in several geographic regions, the Company achieved the following key accomplishments in 2019:
•Net sales of approximately $170 million and Adjusted EBITDA1 of approximately $66 million;
•Positive trends in the Company’s core SmartFresh business in key markets that were previously disrupted by competitive entrants;
•Continued leverage of the Company’s global reach to diversify sales of products such as Harvista into new crops and geographies, and to grow existing platforms, such as Tecnidex;
•Planning for the future introduction of novel technologies that the Company believes will support its long-term diversification efforts; and
•Continued cost optimization efforts that translated into a 10% reduction in selling, general and administrative expense for 2019, and 160 basis points of Adjusted EBITDA margin expansion for the year.

Linkage of 2019 Performance to 2019 Compensation Outcomes
For 2019, AgroFresh bonus payouts for its named executive officers (as defined below) were 82.9% of target based on our financial performance for the year. The Compensation Committee felt that payouts were commensurate with achievements of the Company and the performance goals set at the beginning of the year. Additionally, total shareholder return-based awards that had a performance period ending in 2019 were settled at 62% of target, reflecting the company’s relative total shareholder return during the 3-year period ending in 2019.

Executive Compensation Objectives
AgroFresh is committed to providing a fair and market competitive executive compensation program that will attract, retain and reward high-performing employees. Our compensation package is tied to the contributions of the individual, the achievement of organizational goals, and the attainment of long-term financial results. Below are the objectives of our program:
•Attract, retain, and motivate superior executive talent;
•Provide incentives that reward the achievement of performance goals that directly correlate to the enhancement of shareholder value, as well as facilitate executive retention;
•Reinforce AgroFresh’s mission of recruiting and retaining a highly motivated workforce to support the overall growth and performance of the Company; and
•Utilize transparent communication to provide employees with information necessary to make informed choices and to better understand the total rewards package.

Good Governance Practices
The Compensation Committee continuously evaluates policies and practices to ensure that they are consistent with good governance principles. Below are highlights of our governance practices:

1 Adjusted EBITDA is a non-GAAP financial measure. Please see the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2019 for more information, including a reconciliation of this Non-GAAP financial measure to GAAP results.

What We Do	What We Don’t Do

✓ Provide the majority of compensation in performance- based pay	x Excise tax gross-ups on a change in control

✓ Maintain stock ownership guidelines for directors and executives	x Liberal change in control definition, or excessive severance in a change in control or termination

✓ Cap incentive plan at 2x target for bonus and 1.5x for LTI, with no payouts below threshold	x Excessive perquisites

✓ Maintain a clawback policy	x Hedging transactions or pledging securities

✓ Have change in control employment agreements with double-trigger severance provisions	x Liberal share counting

✓ Adhere to an insider trading policy	x Discounted stock options or SARs

✓ Use an independent compensation consultant engaged by and reporting directly to the Compensation Committee	x Stock option repricing, reloads, or cash buyouts

✓ Reflect multi-dimensional performance using earnings, sales, non-financial and market performance with a mix of relative and absolute goals	x Automatic vesting of equity upon a change in control

Executive Officer Compensation

The following provides, under the scaled reporting rules applicable to smaller reporting companies, an overview of our compensation policies and programs and identifies the elements of compensation for 2019 with respect to our “named executive officers,” which term is defined by Item 402 of the SEC’s Regulation S-K to include (i) all individuals serving as our principal executive officer at any time during 2019, (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at December 31, 2019 and whose total compensation (excluding nonqualified deferred compensation earnings) exceeded $100,000, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing item (ii) but for the fact that the individual was not serving as an executive officer of the Company at December 31, 2019. Our named executive officers for 2019 were Jordi Ferre, our Chief Executive Officer, Graham Miao, our Executive Vice President and Chief Financial Officer (who has served in such role since August 30, 2018), and Thomas Ermi, our Executive Vice President and General Counsel.

Summary Compensation Table

The following table sets forth the total compensation earned by each of our named executive officers in 2019 and 2018.

Name and Principal Positions	Year	Salary	Bonus	Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation(2)	Total
Jordi Ferre	2019	$573,469	-	$859,259	$237,704	$478,333	$15,400	$2,164,164
Chief Executive Officer	2018	$555,923	-	$795,284	$192,576	$451,920	$29,904	$2,025,607
Graham Miao	2019	$460,696	-	$517,760	$143,190	$295,866	$15,400	$1,433,632
Exec. V.P. and Chief Financial Officer(3)	2018	$133,269	$90,000(4)	$399,998	$210,400	$93,819	$38,656	$966,142
Thomas Ermi	2019	$348,597	-	$158,240	$43,774	$161,426	$17,236	$729,273
Executive Vice President and General Counsel	2018	$325,872	-	$130,417	$31,150	$109,230	$29,151	$625,820

(1) Amounts shown do not reflect compensation actually received by the named executive officers. Instead, the amounts shown in these columns represent the full grant date fair value of the restricted stock, performance-based restricted stock or option awards, as applicable, calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. These amounts reflect the accounting expense that we will recognize over the vesting term for the award and does not correspond to the actual value that will be realized by the executive, if any. For a discussion of valuation assumptions and methodologies, see Note 16 of our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2019. Amounts shown for stock awards includes the full grant date fair value of performance-based restricted stock awards made in 2019 assuming the target level of performance conditions are achieved, equal to $513,068, $309,177 and $94,446 for Messrs. Ferre, Miao and Ermi, respectively. Assuming the highest level of performance conditions are achieved, the grant date fair values for performance-based restricted stock awards made in 2019 would be $865,478, $521,541 and $159,318 for Messrs. Ferre, Miao and Ermi, respectively.
(2) Amounts reported for 2019 represent: for Mr. Ferre, the Company’s contributions to his account in our 401(k) plan; for Mr. Miao, the Company’s contributions to his account in our 401(k) plan; and for Mr. Ermi, the Company’s contributions to his account in our 401(k) plan ($15,400) and financial planning assistance ($1,835).
(3) Graham Miao has served as our Executive Vice President and Chief Financial Officer since August 30, 2018.
(4) Consists of a sign-on bonus.

Compensation Mix

Our compensation program is heavily weighted towards performance-based and shareholder aligned compensation, reflecting our philosophy of increasing our long-term value and supporting strategic initiatives. The charts below show the total target compensation mix of our CEO and our other named executive officers. These charts illustrate that a majority of named executive officers’ total target compensation is at risk, reflecting all elements except base salary (75% for our CEO and an average of 61% for our other named executive officers).
Narrative Disclosure to Summary Compensation Table

Our Compensation Committee determines, or recommends to the full Board of Directors for determination, the salaries and other compensation of our executive officers (including the named executive officers listed in the Summary Compensation Table above) and makes grants under, and administers, the 2015 Plan. The employment agreements and offer letters we have entered into with our named executive officers, discussed below, set forth minimum levels of annual base salary and annual incentive compensation. During the year ended December 31, 2019, the Compensation Committee engaged the firm of Willis Towers Watson to serve as compensation consultant to review our executive compensation program design and assess our executives’ compensation relative to a “peer group” of comparable companies. For purposes of our 2019 compensation decisions, our Compensation Committee used the peer group listed below, which was approved following a review that included input from Willis Towers Watson, to assist with the determination of compensation for our executive officers. AgroFresh selected the peer group based on a focus on specialty chemicals (and related industries) companies with similar size (revenues < $1B) and/or business focus as AgroFresh.

Company	2018 Revenue ($M)	GICS Sub-Industry
Innophos Holdings, Inc.	$802	Specialty Chemicals
OMNOVA Solutions Inc.	$770	Specialty Chemicals
Cambrex Corporation	$531	Life Sciences Tools and Services
Hawkins, Inc.	$504	Commodity Chemicals
American Vanguard Corporation	$454	Fertilizers and Agricultural Chemicals
CVR Partners, LP	$351	Fertilizers and Agricultural Chemicals
LSB Industries, Inc.	$378	Diversified Chemicals
Oil-Dri Corporation of America	$266	Household Products
Chase Corporation	$284	Specialty Chemicals
Trecora Resources	$288	Commodity Chemicals
FutureFuel Corp.	$291	Specialty Chemicals
Intrepid Potash, Inc.	$162	Fertilizers and Agricultural Chemicals
Limoneira Company	$129	Agricultural Products
Amyris, Inc.	$64	Specialty Chemicals
Alico, Inc.	$81	Agricultural Products

Total compensation for our named executive officers primarily consist of the following elements:

Element	2019 Design / Context	Objectives
Base Salary	•Base pay changes ranged from 3% to 8% for named executive officers for 2019
•Manage fixed costs
•Attract a strong, experienced talent pool
•Provide a necessary element of financial stability to executives’ total compensation packages
•Recognize individual performance, market value of the position and the incumbent’s tenure, experience, responsibilities and overall contribution
•Targeted at competitive levels (range of +/- 10% around the 50th percentile) of market

Bonus	•Adjusted EBITDA: 40% •Sales of SmartFresh in Apples: 25% •Diversification Sales Growth: 25% •Non-Financial: 10% based EH&S, value realization from M&A / strategic partnerships, and working capital
•Focus executives on key annual business objectives
•Recognize individual contribution to annual results
•Attract, retain, motivate and reward key talent
•Introduce a reliable, transparent approach for all Plan participants
•Align the financial interests of senior management with AgroFresh’s shareholders
•Offer a competitive (range of +/- 15% around the 50th percentile of our peer group for short-term incentive opportunity such that target total cash compensation is highly competitive when supported by strong performance

LTI
•50% performance-based equity (3-year performance period with assessment for relative total shareholder return versus compensation peer group)
•30% restricted stock (3-year pro-rata vesting)
•20% stock options (3-year pro-rata vesting)

•Reflect shareholder value creation over a sustained period
•Align the financial interests of executives with shareholders
•Recognize current performance through the LTI target awards, and the expectation of future contributions through the growth of those awards’ value
•Provide meaningful awards to support and encourage share ownership
•Retain key employees
•LTI guidelines will be articulated at range of +/ 25% around 50th percentile of market; higher/lower individual awards may be based on performance, potential, retention needs and dilution constraints

In 2019, we paid base salaries of $577,000 to Mr. Ferre, $463,500 to Mr. Miao and $354,044 to Mr. Ermi.

Each year, each of our named executive officers has a target cash incentive payout amount, expressed as a percentage of that executive officer’s base salary, based on the achievement of goals established each year by the Compensation Committee. For 2019, the target amounts for these cash incentives were 100% for Mr. Ferre, 70% for Mr. Miao and 50% for Mr. Ermi, in each case based on the achievement of performance metrics as described in the table above.

Each year, we grant equity awards to our named executive officers under our 2015 Plan. In 2019, the target award values of these awards were allocated among the following components: 50% of the target value delivered as performance-based equity awards, assuming target level achievement of applicable performance goals, 30% of the target value delivered as restricted stock awards and 20% of the target value delivered as stock options. The restricted stock awards and stock options vest in equal installments on each of the first three anniversaries of the grant date, and the performance-based equity awards cliff vest at the end of the three-year performance period, in an amount equal to a percentage of the target number of shares determined in reference to the extent to which the Company has achieved specified performance goals. The performance criteria for the performance-based equity awards granted in 2019 is based on relative total shareholder return of the Common Stock, as compared to the Company’s 2019 peer group described above, over a three full calendar year performance period, starting with the calendar year in which the grant was made. The percentage of the target number of shares that can vest under the performance-based equity awards granted in 2019 is as follows:

Company's TSR Percentile Rank	Vesting Percentage of Target No. of Shares

Below 25th Percentile	0%
25th Percentile	50% (threshold)
50th Percentile	100% (target)
75th Percentile	150% (maximum)

In the event that the Company’s relative TSR percentile rank for the performance period falls between any of the percentiles set forth above (to the extent greater than the threshold and lower than the maximum), the vesting percentage will be determined by linear interpolation between those percentiles.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options and unvested restricted stock awards for each of our named executive officers that were outstanding as of December 31, 2019.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options – Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Option Exercise Price	Option Expiration Date	Number of shares that have not vested	Market value of shares, units or other rights that have not vested (1)	Equity incentive plan awards: Number of unearned shares that have not vested(2)	Equity incentive plan awards: Market or payout value of unearned shares that have not vested (1)
Jordi Ferre	93,110	-(3)	$5.37	10/3/2026	-	-	-	-
	51,100	25,550(4)	$4.37	3/31/2027	19,167(5)	$49,451	59,396	$153,242
	18,133	36,267(6)	$7.35	3/29/2028	27,200(7)	$70,176	68,050	$175,569
	-	138,200(8)	$3.34	3/29/2029	103,650(9)	$267,417	172,750	$445,695
Graham Miao	19,812	39,623(10)	$6.73	8/30/2028	39,623(11)	$102,227	-	-
	-	83,250(12)	$3.34	3/29/2029	62,450(13)	$161,121	104,100	$268,578
Thomas Ermi	82,500	-(14)	$12.00	8/13/2025	-	-	-	-
	8,767	4,383(15)	$4.37	3/31/2027	3,283(16)	$8,470	10,168	26,233
	2,967	5,933(17)	$7.35	3/29/2028	4,467(18)	$11,525	-	-
	-	-	-	-	10,000(19)	$25,800	11,150	$28,767
	-	25,450(20)	$3.34	3/29/2029	19,100 (21)	$49,278	31,800	$82,044

(1) The market value of these stock awards is based on the closing price of our Common Stock on the NASDAQ Global Market on December 31, 2019, which was $2.58.
(2) The named executive officers received grants of performance share awards under the 2015 Plan in March of each of 2017, 2018 and 2019. The number of performance shares set forth in this column represents the projected number of performance shares, as of December 31, 2019, that each named executive officer could earn at the end of the three-year performance periods ending December 31, 2019 (for the 2017 grant), December 31, 2020 (for the 2018 grant) and December 31, 2021 (for the 2019 grant) based on actual performance during the elapsed portion of the applicable award period. The number of performance shares actually earned by the named executive officers will be determined based on our performance over the entire three-year award period for each of the grants, and such amount may differ significantly from the amounts shown in this column.
(3) This option vested as to one-third of the shares subject thereto on each of the first three anniversaries of the date of grant (October 3, 2016).
(4) This option vests as to one-third of the shares subject thereto on each of the first three anniversaries of the date of grant (March 31, 2017).
(5) This award vests as to one-third of the 57,500 shares subject thereto on each of the first three anniversaries of the date of grant (March 31, 2017).

(6) This option vests as to one-third of the shares subject thereto on each of the first three anniversaries of the date of grant (March 29, 2018).
(7) This award vests as to one-third of the 40,800 shares initially subject thereto on each of the first three anniversaries of the date of grant (March 29, 2018).
(8) This option vests as to one-third of the shares subject thereto on each of the first three anniversaries of the date of grant (March 29, 2019).
(9) This award vests as to one-third of the 103,617 shares initially subject thereto on each of the first three anniversaries of the date of grant (March 29, 2019).
(10) This option vests as to one-third of the shares subject thereto on each of the first three anniversaries of the date of grant (August 30, 2018).
(11) This award vests as to one-third of the 59,435 shares initially subject thereto on each of the first three anniversaries of the date of grant (August 30, 2018).
(12) This option vests as to one-third of the shares subject thereto on each of the first three anniversaries of the date of grant (March 29, 2019).
(13) This award vests as to one-third of the 62,448 shares initially subject thereto on each of the first three anniversaries of the date of grant (March 29, 2019).
(14) This option vested as to one–third of the shares subject thereto on each of the first three anniversaries of the date of grant (August 13, 2015).
(15) This option vests as to one-third of the shares subject thereto on each of the first three anniversaries of the date of grant (March 31, 2017).
(16) This award vests as to one-third of the 9,850 shares initially subject thereto on each of the first three anniversaries of the date of grant (March 31, 2017).
(17) This option vests as to one-third of the shares subject thereto on each of the first three anniversaries of the date of grant (March 29, 2018).
(18) This award vests as to one-third of the 6,700 shares initially subject thereto on each of the first three anniversaries of the date of grant (March 29, 2018).
(19) This award vests as to one-third of the 15,000 shares initially subject thereto on each of the first three anniversaries of the date of grant (April 23, 2018).
(20) This option vests as to one-third of the shares subject thereto on each of the first three anniversaries of the date of grant (March 29, 2019).
(21) This award vests as to one-third of the 19,080 shares initially subject thereto on each of the first three anniversaries of the date of grant (March 29, 2019).

Executive Stock Ownership Guidelines

A key element of our compensation philosophy is to align the interests of our executive officers with those of our stockholders by providing appropriate long-term incentives. To further this objective, since November 2017 we have maintained stock ownership guidelines applicable to each of our executive officers. Each executive is expected to own, by a date no later than five years after the person is appointed to his or her position as an executive officer, shares of our Common Stock with a value that on that date is equal to the following multiple of his or her annual base salary:

Position	Base Salary Multiple Requirement
Chief Executive Officer	5x
Chief Financial Officer	3x
All other executive officers	2x

Until the required stock ownership level is achieved, each officer is required to retain at least 50% of the net after-tax performance equity award shares that are earned, and 50% of the net after-tax restricted shares that vest.

Clawback Policy

The Board has adopted a formal policy to recover certain incentive-based income from our executive officers if we are required to materially restate our financial statements as a result of fraud, misconduct or gross negligence, not necessarily due to actions of the particular executive officer. In the event of a restatement, the Company will seek to recover, at the direction of the Board after it has reviewed the facts and circumstances that led to the requirement for the restatement and costs and benefits of seeking recovery, the amount of incentive-based income received by an officer during the three-year period immediately preceding the date on which the Company is required to prepare the restatement. The Board will determine in its discretion the amount, if any, the Company will seek to recover from such covered officer. The Company may offset the recovery amount against current or future incentive-based income. In addition, the Board may, to the extent permitted by law, take other remedial and recovery action, as determined by the Board. The recovery of incentive-based income under this policy is in addition to any other right or remedy available to the Company.

The 2015 Plan includes a clawback provision, pursuant to which we have the right to cause the cancellation or require reimbursement of any award under the 2015 Plan, or otherwise recoup equity or other compensation provided under the 2015 Plan, in accordance with Company policies in existence from time to time (including the policy described above) and/or applicable law. Such clawback provision is applicable if the Company is required to restate its financial statements or results as a result of noncompliance by the Company with any federal securities laws.

Employment and Severance Agreements

We have entered into employment agreements or offer letters, as well as change in control executive severance agreements, with each of our executive officers, summarized below.

Jordi Ferre Employment Agreement
In connection with his appointment as our Chief Executive Officer, Jordi Ferre entered into an employment agreement, dated as of July 14, 2016 (the “Ferre Employment Agreement”), with the Company. Pursuant to the Ferre Employment Agreement, Mr. Ferre serves as Chief Executive Officer of the Company, reporting to the Board, for an initial term of three years commencing on October 3, 2016, with automatic successive one-year renewal terms thereafter unless either party gives notice of non-renewal 30 days prior to the end of the then-current term. Mr. Ferre also serves on the Board pursuant to the Ferre Employment Agreement.

Mr. Ferre is entitled to receive an initial base salary of $500,000 per year, subject to annual reviews and potential increases, in the discretion of the Compensation Committee. Mr. Ferre received a one-time bonus of $150,000 in connection with the commencement of his employment, as well as reimbursement for up to $50,000 in the aggregate of relocation, temporary living and personal travel expenses. Mr. Ferre is also entitled to an annual bonus for each full fiscal year during his employment term, with a target bonus amount equal to 100% of his annual base salary, subject to the achievement of performance objectives to be established by the Compensation Committee each year.

Pursuant to the Ferre Employment Agreement, in connection with the commencement of his employment Mr. Ferre received grants of equity awards under the 2015 Plan consisting of (i) 93,110 shares of restricted stock and (ii) nonqualified stock options to purchase 93,110 shares of the Company’s common stock, in each case subject to vesting in three equal annual installments. In addition, commencing in 2017 and in each successive year of Mr. Ferre’s employment, he is entitled to receive equity awards having a total target value of $1,000,000 on the date of grant.

If Mr. Ferre’s employment under the Ferre Employment Agreement is terminated by the Company without “Cause” or by Mr. Ferre for “Good Reason” (as such terms are defined in the Ferre Employment Agreement), or if the Company elects not to extend the term of employment under the Ferre Employment Agreement beyond the then-current term, the Company will be obligated to pay to Mr. Ferre (i) all accrued but unpaid salary and benefits, (ii) an amount equal to 1.5 times his base salary then in effect, payable in equal installments over a 12-month period, and (iii) the cost of his and his dependents’ coverage under COBRA for an 18-month period. The Company’s obligation to pay any of the foregoing severance obligations (other than salary and benefits accrued through the date of termination of employment) would be subject to Mr. Ferre’s execution of a release of all claims against the Company, and such release having become irrevocable.

The Ferre Employment Agreement contains customary confidentiality provisions, which apply both during and after the term of the Ferre Employment Agreement, and customary non-competition and non-solicitation provisions, which apply during the term of the Ferre Employment Agreement and for 18 months thereafter.

Graham Miao Offer Letter
In connection with his appointment as our Executive Vice President and Chief Financial Officer, Graham Miao entered into an offer letter, dated as of August 20, 2018 (the “Miao Offer Letter”), with the Company. Pursuant to the Miao Offer Letter, Mr. Miao is entitled to receive an initial base salary of $450,000 per year, subject to annual reviews and potential increases, in the discretion of the Compensation Committee. Mr. Miao received a signing bonus of $90,000, subject to repayment in part under certain circumstances. Mr. Miao is also entitled to an annual bonus for each full fiscal year during his employment term, with a target bonus amount equal to 70% of his annual base salary, subject to the achievement of performance objectives to be established by the Compensation Committee each year. For 2018, Mr. Miao’s annual bonus was pro-rated based on the portion of the year that Mr. Miao was employed by the Company.

Pursuant to the Miao Offer Letter, in connection with the commencement of his employment, Mr. Miao received grants of equity awards under the 2015 Plan consisting of (i) 59,435 shares of restricted stock and (ii) nonqualified stock options to purchase 59,435 shares of the Company’s common stock, in each case subject to vesting in three equal annual installments following the commencement of employment. In addition, commencing in 2019 and in each successive year of Mr. Miao’s employment, he is entitled to receive equity awards at the level of 125% of his annual base salary, calculated in the manner described in the Miao Offer Letter.

If Mr. Miao’s employment under the Miao Offer Letter is terminated by the Company without “Cause” or by Mr. Miao for “Good Reason” (as such terms are defined in the Miao Offer Letter), the Company will be obligated to pay to Mr. Miao (i) all accrued but unpaid salary and benefits, (ii) an amount equal to 1.5 times his base salary then in effect (unless termination occurs within 12 months of Mr. Miao’s start date, in which case the amount would be equal to 1.0 times his base salary then in effect), payable in equal installments over a 12-month period, and (iii) if Mr. Miao elects continued “COBRA” health care coverage for himself or his eligible dependents, an amount equal to the difference between the premium paid for such COBRA coverage and the premium charged by the Company to an active employee for comparable coverage, payable over an 18-month period (or such shorter period as Mr. Miao elects to receive COBRA coverage). The Company’s obligation to pay any of the foregoing severance obligations (other than salary and benefits accrued through the date of termination of employment) would be subject to (i) Mr. Miao’s execution of a release of all claims against the Company, and such release having become irrevocable, and (ii) Mr. Miao’s compliance with his continuing obligations (including regarding confidentiality, non-competition and non-solicitation) under the Company’s standard employment agreement for U.S. employees. Those confidentiality obligations apply both during and after the term of Mr. Miao’s employment, and those non-competition and non-solicitation provisions apply during the term of Mr. Miao’s employment and for 18 months thereafter.

Thomas Ermi Employment Agreement
On August 30, 2019, the Company entered into an amended and restated employment agreement with Mr. Ermi (the “Ermi Employment Agreement”). Pursuant to the Ermi Employment Agreement, Mr. Ermi serves as Executive Vice President and General Counsel of the Company, reporting to the Chief Executive Officer, for an initial term of three years commencing on August 30, 2019, with automatic successive one-year renewal terms thereafter unless either party gives notice of non-renewal 30 days prior to the end of the then-current term.

Mr. Ermi is entitled to receive a base salary of not less than $354,000 per year, subject to annual reviews and potential increases, in the Compensation Committee’s discretion. Mr. Ermi is also entitled to an annual bonus for each full fiscal year during his employment term, with a target bonus amount equal to 50% of his annual base salary, subject to the achievement of performance objectives to be established by the Compensation Committee each year. Mr. Ermi is also eligible to receive equity awards under the 2015 Plan pursuant to the terms of the Ermi Employment Agreement.

If Mr. Ermi’s employment under the Ermi Employment Agreement is terminated by the Company without “Cause” or by Mr. Ermi for “Good Reason” (as such terms are defined in the Ermi Employment Agreement), or if the Company elects not to extend the term of employment under the Ermi Employment Agreement beyond the then-current term, the Company will be obligated to pay to Mr. Ermi (i) all accrued but unpaid salary and benefits, (ii) an amount equal to 1.5 times his base salary then in effect, payable in equal installments over a 12-month period, (iii) a portion of any annual bonus payable to him for the remainder of the calendar year in which his employment is terminated, if and when earned, pro-rated for the period of the year during which Mr. Ermi was employed by the Company, and (iv) if Mr. Ermi elects continued “COBRA” health care coverage for himself or his eligible dependents, an amount equal to the difference between the premium paid for such COBRA coverage and the premium charged by the Company to an active employee for comparable coverage, payable over a 12-month period (or such shorter period as Mr. Ermi elects to receive COBRA coverage). The Company’s obligation to pay any of the foregoing severance obligations (other than salary and benefits accrued through the date of termination of employment) would be subject to Mr. Ermi’s execution of a release of all claims against the Company, and such release having become irrevocable.

The Ermi Employment Agreement contains customary confidentiality provisions, which apply both during and after the term of the Employment Agreement, and customary non-competition and non-solicitation provisions, which apply during the term of the Employment Agreement and for one year thereafter.

Change in Control Severance Agreements
On August 30, 2019, the Company entered into change in control executive severance agreements with each of Mr. Ferre, Mr. Miao and Mr. Ermi (collectively, the “Change in Control Agreements”). Each Change in Control Agreement provides that in the event the applicable executive’s employment is terminated other than for “cause” or if the executive resigns for “good reason” (each as defined in the applicable Change in Control Agreement) during the period commencing 60 days prior to and ending 24 months following a change in control of the Company, the executive will be entitled to certain severance benefits, consisting of the following (in addition to any accrued salary and benefits through the date of termination): (i) an amount equal to (a) two and a half times with respect to Mr. Ferre and (b) two times with respect to Messrs. Miao and Ermi the sum of (l) the executive’s annual base salary then in effect and (2) the target bonus amount payable to the executive under the Company’s annual performance bonus program for the fiscal year of the Company in which the date of termination occurs (the “Annual Bonus Target”); (ii) a portion of the Annual Bonus Target for the calendar year in which the executive’s employment is terminated, pro-rated for the period of the year during which the executive was employed by the Company; and (iii) Company-paid continuation healthcare coverage for 18 months after the termination date. The term of each Change in Control Agreement is for a period of three years and will be automatically renewed for additional one-year periods unless either party gives notice of non-renewal 60 days prior to the end of the then-current term.

2020 Compensation Decisions and Beyond

Given the challenging circumstances that the Company faced in 2019 and a continued environment of uncertainty in 2019, the Compensation Committee approved only modest increases to compensation in 2020. Base salaries were increased by approximately 2%, 3% and 3% for the Chief Executive Officer, Chief Financial Officer and General Counsel roles, respectively.

For the annual incentive plan in 2020, metrics will be streamlined to focus 60% on Adjusted EBITDA, 25% on diversification sales growth, and 15% on non-financial including environmental health and safety, value realization from M&A and strategic partnerships, and working capital.

Additionally, the Company streamlined the long-term incentive program for named executive officers by eliminating stock options and implementing a mix of 50% restricted stock awards and 50% performance-based equity awards. Performance-based equity awards will be based on three-year net leverage improvement with relative total shareholder return applied as a modifier.

Although performance goals were set for the plan at the beginning of 2020, the environment as the time of the filing of this Amendment No. 1 is highly uncertain. While the disclosure in this filing generally relates to 2019 performance and compensation, neither of which were affected by the current situation, the COVID-19 pandemic could significantly impact 2020 financial results and compensation outcomes and the specific actions taken by the Board and executives to address the effect on business operations.

Director Compensation and Ownership Guidelines

Beginning in 2016, the Board, based on the recommendation of the Compensation Committee, approved a compensation plan for independent directors (the “Director Compensation Plan”), which sets forth the terms upon which non-employee directors (other than Mr. Kraef, who is not entitled to receive any compensation) were compensated for their service on the Board. Under the terms of the Director Compensation Plan, each participating non-employee director receives an annual cash retainer of $60,000 (or, in the Case of the Chair of the Board, $100,000), and the Chairs of the Audit Committee, Compensation Committee and Governance and Nominating Committee receive an additional cash retainer of $10,000, $7,500 and $5,000, respectively. Commencing with the third quarter of 2016, each participating non-employee director may elect to receive shares of our common stock in lieu of cash retainers. In addition, each participating non-employee director receives, effective the date of our annual meeting of stockholders, a grant, under the 2015 Plan, of shares of restricted stock having a value on the grant date equal to $75,000 (or, in the case of the Chair of the Board, $100,000), in each case subject to vesting on the first anniversary of the grant date. All such director compensation is pro-rated based on the portion of the year in which the individual served as a director. We also reimburse directors for reasonable travel and other expenses in connection with attending meetings of the Board.

The following table provides compensation information for our non-employee directors who earned compensation for service on our Board in 2019.

Name	Fees Earned or Paid in Cash	Stock Awards(1)(2)	Total
Robert J. Campbell	$70,000	$75,000	$145,000
Denise L. Devine	$60,000	$75,000	$135,000
Nance K. Dicciani	$100,000	$100,000	$200,000
Gregory M. Freiwald	$67,500	$75,000	$142,500
George Lobisser	$60,000	$75,000	$135,000
Macauley Whiting, Jr.	$60,000	$75,000	$135,000

(1) Amounts represent the full grant date fair value of the restricted stock awards, calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. These amounts reflect the accounting expense that we will recognize over the vesting term for these awards and do not correspond to the actual value that will be realized by the directors, if any. For a discussion of valuation assumptions and methodologies, see Note 16 of our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2019.

(2) As of December 31, 2019, the aggregate number of restricted stock awards held by each director were as follows: Mr. Campbell, Ms. Devine, Mr. Freiwald, Mr. Lobisser, and Mr. Whiting, 32,751 shares each; and Ms. Dicciani, 43,668 shares.

Since May 2016 we have maintained stock ownership guidelines applicable to each of our non-employee directors. Each non-employee director is expected to own, by a date no later than five years after the person is elected or appointed to serve on the Board, shares of our Common Stock with a value that on that date equal to three times his or her annual cash retainer for service as a director (and, if a non-employee director’s annual cash retainer increases, he or she has a period of one year from the date of such increase to acquire any additional shares needed to achieve the increased ownership level).

Compensation Committee Interlocks and Insider Participation

Ms. Devine, Ms. Dicciani, Mr. Freiwald and Mr. Whiting served on the Compensation Committee in 2019. No member of the committee has served as one of our officers or employees at any time, except that Ms. Dicciani served, without compensation, as a member of the Office of the Chair on an interim basis from March 10, 2016 until October 3, 2016. None of our executive officers serve, or in the past fiscal year has served, as a member of the board of directors or Compensation Committee of any entity that has one or more of its executive officers serving on our Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The 2015 Plan, is our only equity-based compensation plan. The following table sets forth information as of December 31, 2019, concerning the 2015 Plan, which was approved by stockholders.

Plan Category	No. of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price per Share of Outstanding Options	No. of Securities Remaining Available for Future Issuance Under the 2015 Plan
Equity compensation plan approved by security holders	403,831	$8.66	3,974,757

Stock Ownership

The following table sets forth information known to us regarding the beneficial ownership of our Common Stock as of June 9, 2020 by:
•each stockholder, or group of affiliated stockholders, that we know owns more than 5% of our outstanding common stock;
•each of our named executive officers;
•each of our directors; and
•all of our executive officers and directors as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 52,054,437 shares of Common Stock outstanding as of June 9, 2020.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of June 9, 2020, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.

Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Except as indicated in the footnotes to this table, the address for each beneficial owner is c/o AgroFresh Solutions, Inc., One Washington Square, 510-530 Walnut St., Suite 1350, Philadelphia, Pennsylvania 19106.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate percentage of outstanding Shares
Dow Inc.(1)	24,001,151	43.6%
T. Rowe Price Associates, Inc.(2)	8,341,318	16.0%
Highbridge Capital Management, LLC(3)	3,425,000	6.2%
First Manhattan Co(4)	3,065,437	5.9%
Nance K. Dicciani (5)	189,561	*
Robert J. Campbell(6)	111,867	*
Denise L. Devine	43,842	*
Gregory M. Freiwald	157,492	*
Torsten Kraef	5,000	*
George Lobisser	89,794	*
Macauley Whiting, Jr.	93,492	*
Jordi Ferre(7)	337,925	*
Thomas Ermi(8)	121,111	*
Graham Miao(9)	59,662	*
All directors and executive officers as a group (ten individuals)(10)	1,209,746	2.3%

*	Less than 1%
(1)
Based on an amendment to Schedule 13D filed on February 14, 2020. Includes 3,000,000 shares of Common Stock which the stockholder has the right to acquire upon the exercise of warrants that are currently exercisable. The business address of Dow Inc. is 2211 H.H. Dow Way, Midland, MI 48674.

(2)
Based on an amendment to Schedule 13G filed on February 14, 2020 by T. Rowe Price Associates, Inc. and T. Rowe Price Small-Cap Value Fund, Inc. The business address of each of the reporting persons is 100 E. Pratt Street, Baltimore, Maryland 21202.

(3)
Based on an amendment to Schedule 13G filed on February 13, 2020 by Highbridge Capital Management, LLC and 1992 MSF International Ltd. Consists of shares of Common Stock issuable upon the exercise of warrants that are currently exercisable. The business address of each of the reporting persons is 40 West 57th Street, 32nd Floor, New York, NY 10019.

(4)	Based on a Schedule 13G/A filed on February 4, 2020. The business address of First Manhattan Co is 399 Park Avenue, New York, NY 10022.
(5)	Includes 3,000 shares which are owned by Ms. Dicciani’s domestic partner.
(6)
Includes 4,594 shares of Common Stock that are subject to forfeiture on July 31, 2020 unless the last sales price of the Common Stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for at least one period of 20 trading days within any 30-trading day period prior to that date.

(7)	Includes 162,343 shares of Common Stock issuable upon exercise of stock options that are currently exercisable.
(8)	Includes 94,232 shares of Common Stock issuable upon exercise of options that are currently exercisable.
(9)	Includes 19,811 shares of Common Stock issuable upon exercise of options that are currently exercisable.
(10)	See footnotes (5)-(9) above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, management believes that all of these reports were filed in a timely manner during 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Audit Committee has the responsibility to review and approve all related party transactions, as contemplated by Item 404 of the SEC’s Regulation S-K, to prevent potential conflicts of interest and to ensure that related party transactions are disclosed in the reports that the Company files with the SEC as and when required by applicable securities laws and regulations. The term “related party transaction” is generally defined as any transaction (or series of related transactions) in which the Company is a participant and the amount involved exceeds $120,000, and in which any director, director nominee or executive officer of the Company, any holder of more than 5% of the outstanding voting securities of the Company, or any immediate family member of the foregoing persons will have a direct or indirect interest. The term includes most financial transactions and arrangements, such as loans, guarantees and sales of property, and remuneration for services rendered (as an employee, consultant or otherwise) to the Company and its subsidiaries.

The Audit Committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he or she is a related party, but that director is required to provide the Audit Committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire on an annual basis that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee, or officer.

The following paragraph discusses related party transactions that occurred during 2019 and/or that are contemplated during 2020 (other than compensation paid or awarded to the Company’s directors, director nominees and executive officers that is required to be discussed, or is exempt from discussion, in the sections of this Amendment No. 1 “Executive Officer Compensation” and “Director Compensation and Ownership Guidelines”).

On December 20, 2019, the Company entered into a termination agreement (the “Termination Agreement”) with TDCC, Rohm and Haas Company (“R&H”) and AgroFresh Inc., a wholly-owned subsidiary of the Company (“AgroFresh”), with respect to the Tax Receivables Agreement, dated as of July 31, 2015 and amended as of April 4, 2017 (the “Tax Receivables Agreement”), by and among the Company, Dow, R&H and AgroFresh. Pursuant to the Termination Agreement, the Tax Receivables Agreement was terminated effective immediately, and the Company (through AgroFresh and certain of its other subsidiaries) paid to Dow an aggregate of $16 million in settlement of all past and estimated future liabilities that would have been owed under the Tax Receivables Agreement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to our Company by Deloitte & Touche LLP for the fiscal years ended December 31, 2018 and December 31, 2019 are as follows:

	2018	2019
Audit Fees(1)	$ 1,105,000	$ 1,072,152
Audit-Related Fees(2)	—	50,000
Tax Fees	—	—
All Other Fees	—	—
Total	$ 1,105,000	$ 1,122,152

(1) Audit Fees consist of fees incurred for the audits of our annual consolidated financial statements for the review of our unaudited interim consolidated financial statements included in our quarterly reports on Form 10-Q for the first three quarters of each fiscal year, fees incurred related to other SEC filings, and fees incurred related to foreign statutory audits.
(2) Audit-Related Fees consist of fees incurred for accounting consultations, due diligence in connection with planned acquisitions and research services.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The committee may delegate the authority to pre-approve the retention of the independent registered public accounting firm for permitted non-audit services to one or more members of the committee, provided that such persons are required to present the pre-approval of any permitted non-audit service to the committee at the next meeting following any such pre-approval. None of the fees paid to the independent registered public accounting firm under the categories Audit-Related, Tax and All Other Fees described above were approved by the committee after services were rendered pursuant to the de minimis exception established by the SEC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted either because they are not applicable, not required, or because the required information is included in the consolidated financial statements or the notes thereto. The following documents are filed as part of this report:

Page
(1) Exhibits
The Exhibits required to be filed are set forth on the Index to Exhibits immediately preceding the signature page to this Report and are incorporated herein by reference.	25

INDEX TO EXHIBITS

Exhibit No.		Description
31.1	*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

———————————————————————————————
*      Filed herewith.
**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AgroFresh Solutions, Inc.
Date:	June 15, 2020

/s/ Jordi Ferre
By:	Jordi Ferre
Title:	Chief Executive Officer

/s/ Graham Miao
By:	Graham Miao
Title:	Chief Financial Officer