Form 10-Q
period 2020-06-30
AgroFresh Solutions, Inc.
filed 2020-08-10
CIK 1592016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
The number of shares of common stock outstanding as of July 27, 2020 was 52,875,089.

PART I - FINANCIAL INFORMATION
AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2020	December 31, 2019

ASSETS
Current Assets:
Cash and cash equivalents	$35,619	$29,288
Accounts receivable, net of allowance for doubtful accounts of $2,005 and $2,232, respectively	38,418	68,634
Inventories	25,119	22,621
Other current assets	16,740	11,802
Total Current Assets	115,896	132,345
Property and equipment, net	12,890	13,177
Goodwill	6,351	6,323
Intangible assets, net	609,545	631,369
Deferred income tax assets	10,564	10,317
Other assets	12,191	12,161
TOTAL ASSETS	$767,437	$805,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,182	$15,105
Current portion of long-term debt	4,776	4,675
Income taxes payable	6,607	5,648
Accrued expenses and other current liabilities	19,460	24,350
Total Current Liabilities	46,025	49,778
Long-term debt	397,898	398,064
Other noncurrent liabilities	6,565	7,246
Deferred income tax liabilities	11,677	16,574
Total liabilities	462,165	471,662

Commitments and contingencies (see Note 20)
Stockholders’ Equity:
Common stock, par value $0.0001; 400,000,000 shares authorized, 52,875,089 and 51,839,527 shares issued and 52,213,708 and 51,178,146 outstanding at June 30, 2020 and December 31, 2019, respectively	5	5
Preferred stock, par value $0.0001; 1 share authorized and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Treasury stock, par value $0.0001; 661,381 shares at June 30, 2020 and December 31, 2019, respectively	(3,885)	(3,885)
Additional paid-in capital	562,584	561,006
Accumulated deficit	(219,823)	(199,621)
Accumulated other comprehensive loss	(40,831)	(31,060)
Total AgroFresh Stockholders’ Equity	298,050	326,445
Non-controlling interest	7,222	7,585
Total Stockholders' Equity	305,272	334,030
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$767,437	$805,692

 See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net sales	$19,982	$21,183	$53,005	$60,123
Cost of sales (excluding amortization, shown separately below)	6,453	6,289	14,981	17,624
Gross profit	13,529	14,894	38,024	42,499
Research and development expenses	2,895	3,257	5,537	7,154
Selling, general and administrative expenses	12,722	16,148	26,431	32,046
Amortization of intangibles	10,936	11,766	21,893	23,382
Impairment of long lived assets	—	992	—	992
Change in fair value of contingent consideration	—	167	—	357
Grant income	(2,974)	—	(2,974)	—
Operating loss	(10,050)	(17,436)	(12,863)	(21,432)
Other (expense) income	(7)	(26)	1,500	(38)
Gain (loss) on foreign currency exchange	449	(2,519)	1,076	(2,938)
Interest expense, net	(6,513)	(8,670)	(13,479)	(17,415)
Loss before income taxes	(16,121)	(28,651)	(23,766)	(41,823)
Income taxes expense (benefit)	630	(6,290)	(3,201)	(6,877)
Net loss including non-controlling interests	(16,751)	(22,361)	(20,565)	(34,946)
Less: Net loss attributable to non-controlling interests	(197)	(92)	(363)	(58)
Net loss attributable to AgroFresh Solutions, Inc	$(16,554)	$(22,269)	$(20,202)	$(34,888)

Net loss per share:
Basic	$(0.33)	$(0.45)	$(0.41)	$(0.70)
Diluted	$(0.33)	$(0.45)	$(0.41)	$(0.70)
Weighted average shares outstanding:
Basic	50,758,273	50,146,513	50,646,522	50,094,822
Diluted	50,758,273	50,146,513	50,646,522	50,094,822

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net loss	$(16,751)	$(22,361)	$(20,565)	$(34,946)
Other comprehensive loss:
Unrealized gain (loss) on hedging activity, net of tax of $(57), $—, $142 and $—, respectively	213	—	(533)	—
Recognition of gain on hedging activity reclassified to net loss, net of tax of $78, $78, $157 and $157, respectively	(279)	(278)	(556)	(556)
Foreign currency translation adjustments	417	7,223	(8,682)	2,920
Comprehensive loss	$(16,400)	$(15,416)	$(30,336)	$(32,582)

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, December 31, 2019	1	$—	51,839,527	$5	$(3,885)	$561,006	$(199,621)	$(31,060)	$7,585	$334,030
Stock-based compensation	—	—	—	—	—	1,601	—	—	—	1,601
Issuance of stock, net of forfeitures	—	—	991,361	—	—	—	—	—	—	—
Shares withheld for taxes	—	—	(40,168)	—	—	(220)	—	—	—	(220)
Issuance of common stock under employee stock purchase plan	—	—	84,369	—	—	197	—	—	—	197
Comprehensive loss	—	—	—	—	—	—	(20,202)	(9,771)	(363)	(30,336)
Balances, June 30, 2020	1	$—	52,875,089	$5	$(3,885)	$562,584	$(219,823)	$(40,831)	$7,222	$305,272

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, March 31, 2020	1	$—	51,835,988	5	(3,885)	$561,483	$(203,269)	$(41,182)	$7,419	$320,571
Stock-based compensation	—	—	—	—	—	958	—	—	—	958
Issuance of stock, net of forfeitures	—	—	964,532	—	—	—	—	—	—	—
Shares withheld for taxes	—	—	(9,800)	—	—	(54)	—	—	—	(54)
Issuance of common stock under employee stock purchase plan	—	—	84,369	—	—	197	—	—	—	197
Comprehensive (loss) gain	—	—	—	—	—	—	(16,554)	351	(197)	(16,400)
Balances, June 30, 2020	1	$—	52,875,089	5	(3,885)	$562,584	$(219,823)	$(40,831)	$7,222	$305,272

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, December 31, 2018	1	$—	51,071,573	$5	$(3,885)	$535,819	$(138,789)	$(28,837)	$8,263	$372,576
Stock-based compensation	—	—	—	—	—	1,440	—	—	—	1,440
Issuance of stock, net of forfeitures	—	—	549,197	—	—	—	—	—	—	—
Comprehensive (loss) gain	—	—	—	—	—	—	(34,888)	2,364	(58)	(32,582)
Balances, June 30, 2019	1	$—	51,620,770	$5	$(3,885)	$537,259	$(173,677)	$(26,473)	$8,205	$341,434

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, March 31, 2019	1	$—	51,425,734	$5	$(3,885)	$536,407	$(151,408)	$(33,418)	$8,297	$355,998
Stock-based compensation	—	—	—	—	—	852	—	—	—	852
Forfeiture of stock, net of issuances	—	—	195,036	—	—	—	—	—	—	—
Comprehensive (loss) gain	—	—	—	—	—	—	(22,269)	6,945	(92)	(15,416)
Balances, June 30, 2019	1	$—	51,620,770	$5	$(3,885)	$537,259	$(173,677)	$(26,473)	$8,205	$341,434
See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(in thousands)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash flows from operating activities:
Net loss	$(20,565)	$(34,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,145	24,336
(Benefit) provision for bad debts	(81)	309
Stock-based compensation	1,600	1,440
Impairment of intangible assets	—	992
Amortization of deferred financing costs	1,163	1,409
Interest income on interest rate swap	(713)	(713)
Accretion of contingent consideration	—	1,772
Change in fair value of contingent consideration	—	357
Deferred income taxes	(5,668)	(8,203)
Loss on sales of property	126	31
Changes in operating assets and liabilities:
Accounts receivable	24,901	21,393
Inventories	(3,957)	(1,138)
Prepaid expenses and other current assets	(5,942)	(832)
Accounts payable	83	4,791
Accrued expenses and other liabilities	(4,545)	(3,739)
Income taxes payable	1,669	(457)
Other assets and liabilities	(2,061)	(675)
Net cash provided by operating activities	9,155	6,127
Cash flows from investing activities:
Cash paid for property and equipment	(905)	(3,269)
Other investments	—	(250)
Net cash used in investing activities	(905)	(3,519)
Cash flows from financing activities:
Proceeds from long-term debt	1,395	—
Repayment of long-term debt	(2,683)	(2,805)
Proceeds from issuance of stock under employee stock purchase plan	197	—
Net cash used in financing activities	(1,091)	(2,805)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,357)	1,737
Net increase in cash and cash equivalents and restricted cash	5,802	1,540
Cash and cash equivalents and restricted cash, beginning of period	29,817	34,852
Cash and cash equivalents, end of period	$35,619	$36,392

Supplemental disclosures of cash flow information:
Cash paid for:
Cash paid for interest	$12,726	$10,255
Cash paid for income taxes	$2,345	$2,230
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property and equipment	$419	$52
See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

AgroFresh Solutions, Inc. (the “Company”) is a global leader in delivering innovative food preservation and waste prevention solutions for fresh produce. The Company is empowering the food industry with a range of integrated solutions designed to help growers, packers and retailers improve produce freshness and quality while preventing waste. The Company has an extensive portfolio of solutions to extend freshness across the produce supply chain from near-harvest up to the point-of-sale. These include HarvistaTM for near-harvest optimization and the SmartFreshTM Quality System, the Company's flagship post-harvest freshness solution. Additional post-harvest freshness solutions include fungicides that can be applied to meet various customer operational requirements in both foggable (ActiMist™) and liquid (ActiSeal™) delivery options. The Company has a controlling interest in Tecnidex Fruit Protection, S.A. (“Tecnidex”), a leading regional provider of post-harvest fungicides, waxes, disinfectants and packinghouse equipment for the citrus market. Beyond apples, SmartFresh technology can provide ready-to-eat freshness for other fruits and vegetables including avocados, bananas, melons, tomatoes, broccoli and mangos. Additionally, LandSpringTM eases transplant shock for higher potential yields. RipeLock is the Company's modified atmosphere packaging technology for fruits and vegetables. The Company has key products registered in over 50 countries and supports customers with over 25,000 storage rooms globally.

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

COVID-19

In March 2020, the World Health Organization characterized the coronavirus ("COVID-19") a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. For the three months ended June 30, 2020, the Company did not experience significant disruptions to operations or supply chains and results have not been materially impacted. However, there were numerous obstacles presented and some localized financial impacts of the pandemic, including the weakening of foreign currencies. While the Company is following the requirements of governmental authorities and taking additional preventative and protective measures to ensure the safety of its workforce, including implementing remote working arrangements and varying procedures for essential workforce, the Company cannot be certain there will not be any incidents across its global operations that may cause service interruptions. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the coronavirus outbreak, although the Company operates in an industry that thus far has not been as severely impacted as others. Nevertheless, the outbreak presents some uncertainty and risk with respect to the Company and its performance and financial results.

Adoption of Highly Inflationary Accounting in Argentina

GAAP requires the use of highly inflationary accounting for countries whose cumulative three-year inflation rate exceeds 100 percent. The Company closely monitors the inflation data and currency volatility in Argentina, where there are multiple data sources for measuring and reporting inflation. In the second quarter of 2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation rate in that country exceeded

100 percent as of June 30, 2018. As a result, the Company adopted highly inflationary accounting as of July 1, 2018 for its subsidiary in Argentina. Under highly inflationary accounting, the functional currency of the Company's subsidiary in Argentina became the U.S. dollar, and its income statement and balance sheet are measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on Argentine peso-denominated monetary assets and liabilities are reflected in earnings. As the three-year cumulative inflation rate exceeded 100 percent as of June 30, 2020, there is no change to highly inflationary accounting. As of June 30, 2020, the Company’s subsidiary in Argentina had a net asset position of $3.9 million. Net sales attributable to Argentina were approximately 11% of the Company’s consolidated net sales for each of the six months ended June 30, 2020 and 2019.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographic region, product and timing of transfer of goods and services. The Company determined that disaggregating revenue into these categories achieves the disclosure objective of depicting how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenues for the three months ended June 30, 2020

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenues
Product
1-MCP based	$1,581	$2,997	$5,790	$5,558	$15,926
Fungicides, waxes, coatings and disinfectants	—	2,766	581	—	3,347
Other*	90	146	373	100	709
	$1,671	$5,909	$6,744	$5,658	$19,982

Pattern of Revenue Recognition
Products transferred at a point in time	$1,579	$5,763	$6,479	$5,558	$19,379
Services transferred over time	92	146	265	100	603
	$1,671	$5,909	$6,744	$5,658	$19,982

Revenues for the three months ended June 30, 2019

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenues
Product
1-MCP based	$1,191	$3,412	$6,385	$5,300	$16,288
Fungicides, waxes, coatings and disinfectants	—	3,621	695	—	4,316
Other*	177	224	103	75	579
	$1,368	$7,257	$7,183	$5,375	$21,183

Pattern of Revenue Recognition
Products transferred at a point in time	$1,286	$7,062	$7,140	$5,314	$20,802
Services transferred over time	82	195	43	61	381
	$1,368	$7,257	$7,183	$5,375	$21,183

Revenues for the six months ended June 30, 2020

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenues
Product
1-MCP based	$2,142	$8,317	$22,372	$10,373	$43,204
Fungicides, waxes, coatings and disinfectants	—	6,639	1,175	—	7,814
Other*	532	585	728	142	1,987
	$2,674	$15,541	$24,275	$10,515	$53,005

Pattern of Revenue Recognition
Products transferred at a point in time	$2,160	$14,966	$23,918	$10,373	$51,417
Services transferred over time	514	575	357	142	1,588
	$2,674	$15,541	$24,275	$10,515	$53,005

Revenues for the six months ended June 30, 2019

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenues
Product
1-MCP based	$3,358	$9,587	$25,824	$9,620	$48,389
Fungicides, waxes, coatings and disinfectants	—	8,508	1,260	—	9,768
Other*	735	842	273	116	1,966
	$4,093	$18,937	$27,357	$9,736	$60,123

Pattern of Revenue Recognition
Products transferred at a point in time	$3,576	$18,136	$27,284	$9,642	$58,638
Services transferred over time	517	801	73	94	1,485
	$4,093	$18,937	$27,357	$9,736	$60,123

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
(1)         North America includes the United States and Canada.
(2)          EMEA includes Europe, the Middle East and Africa.
(3)          Latin America includes Argentina, Brazil, Chile, Costa Rica, Colombia, Dominican Republic, Ecuador, Guatemala, Mexico, Peru and Uruguay.
(4)          Asia Pacific includes Australia, China, India, Japan, New Zealand, the Philippines, South Korea, Taiwan and Thailand.

Contract Assets and Liabilities

ASC 606 requires an entity to present a revenue contract as a contract asset when the entity performs its obligations under the contract by transferring goods or services to a customer before the customer pays consideration or before payment is due. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g., receivable), before the entity transfers a good or service to the customer. The following table presents changes in the Company’s contract assets and liabilities during the six months ended June 30, 2020 and the year ended December 31, 2019:

(in thousands)	Balance at January 1, 2020	Additions	Deductions	Balance at June 30, 2020
Contract assets:
Unbilled revenue	$1,666	4,090	(3,976)	$1,780
Contract liabilities:
Deferred revenue	$1,175	3,164	(3,466)	$873

(in thousands)	Balance at January 1, 2019	Additions	Deductions	Balance at December 31, 2019
Contract assets:
Unbilled revenue	$1,956	10,029	(10,319)	$1,666
Contract liabilities:
Deferred revenue	$1,280	3,032	(3,137)	$1,175

The Company recognizes contract assets in the form of unbilled revenue in instances where services are performed by the Company but not billed by period end. The Company recognizes contract liabilities in the form of deferred revenue in instances where a customer pays in advance for future services to be performed by the Company. The Company generally receives payments from its customers based on standard terms and conditions. No significant changes or impairment losses occurred to contract balances during the six months ended June 30, 2020. Amounts reclassified from unbilled revenue to accounts receivable for the six months ended June 30, 2020 and for the year ended December 31, 2019 were $4.0 million and $10.3 million, respectively. Amounts reclassified from deferred revenue to revenue for the six months ended June 30, 2020 and for the year ended December 31, 2019 were $3.5 million and $3.1 million, respectively.

Recently Issued Accounting Standards and Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-04, "Intangibles - Goodwill and Other", which simplifies the test for goodwill impairment. The guidance was effective for the Company beginning in the first quarter of fiscal year 2020. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have a material impact on the condensed consolidated financial statements of the Company.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”, which introduces a new current expense credit loss model to measure impairment on certain types of financial instruments. This update requires an entity to use a forward-looking expected credit loss model for accounts receivable, loans, and other financial instruments. In addition, the FASB issued various amendments during 2018 and 2019 to clarify the provisions of ASU 2016-13. The standard was effective for fiscal years beginning January 1, 2020, including interim periods. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have a material impact on the financial statements of the Company.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are intended to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The new standard is effective on a date selected by the Company between March 12, 2020 and December 31, 2022. The Company is currently evaluating the impact of adopting this guidance.

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

Acquisition of Tecnidex
On November 7, 2017, the Company entered into a definitive agreement to acquire a controlling interest in Tecnidex. The transaction was closed on December 1, 2017. Tecnidex is a leading regional provider of post-harvest fungicides, waxes, coatings, and disinfectants for the citrus market, with clients in 18 countries. For over 35 years, Tecnidex has been helping fruit and vegetable producers offer clean, safe and high-quality products to their regional clients. The acquisition was accounted for as a purchase in accordance with ASC 805, Business Combination.
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

4. Related Party Transactions
The Company is a party to an ongoing transition services agreement with Dow, a related party. The Company incurred expenses for such transition services for the six months ended June 30, 2020 and 2019 of $0.04 million and $0.03 million, respectively. There were no outstanding amounts payable as of June 30, 2020 and 2019.

On June 13, 2020, in connection with the execution of the Investment Agreement (as defined in Note 15- Stockholders’ Equity), the Company, PSP AGFS Holdings, L.P. (the “Investor”) and R&H entered into a side agreement, pursuant to which the parties agreed that if the Investor or its affiliates has the right to designate at least 50% of the total directors on the Company’s board of directors pursuant to the Investment Agreement, so long as R&H or its affiliates beneficially owns at least 20% of the Company’s outstanding common stock (on a fully diluted, “as converted” basis), the Company and the board of directors will increase the size of the board of directors by one member and the board will elect a designee selected by R&H to fill the newly-created vacancy.

Such right is in addition to any right that R&H has to appoint a member of the board pursuant to its ownership of the Company’s Series A preferred stock (see Note 15- Stockholders’ Equity).

Refer to Note 3 - Business Combinations and Asset Acquisition regarding the contingent consideration owed to Dow as part of the Business Combination, as well as certain other agreements entered into in connection with the Business Combination, including the termination of the Tax Receivables Agreement in 2019.

During 2016, the Company made a minority investment in RipeLocker, LLC ("RipeLocker"), a company led by George Lobisser, a director of the Company. In February 2019, the Company made a further minority investment in RipeLocker. For the six months ended June 30, 2020, there were no material amounts paid and as of June 30, 2020, there were no material amounts owed to RipeLocker or Mr. Lobisser.

5. Inventories
Inventories at June 30, 2020 and December 31, 2019 consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Raw material	$2,969	$3,401
Work-in-process	7,616	7,278
Finished goods	13,310	10,974
Supplies	1,224	968
Total inventories	$25,119	$22,621

6.  Other Current Assets
The Company's other current assets at June 30, 2020 and December 31, 2019 consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
VAT receivable	$7,358	$4,925
Prepaid income tax asset	6,222	3,616
Prepaid and other current assets	3,160	3,261
Total other current assets	$16,740	$11,802

7. Property and Equipment
Property and equipment at June 30, 2020 and December 31, 2019 consisted of the following:

(in thousands, except for useful life data)	Useful life (years)	June 30, 2020	December 31, 2019
Buildings and leasehold improvements	7-20	$6,839	$6,508
Machinery & equipment	1-12	11,014	10,954
Furniture	1-12	2,889	2,681
Construction in progress		1,251	902
		21,993	21,045
Less: accumulated depreciation		(9,103)	(7,868)
Total property and equipment, net		$12,890	$13,177

Depreciation expense was $0.6 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively, and $1.3 million and $1.0 million for the six months ended June 30, 2020 and 2019, respectively. Depreciation expense is recorded in cost of sales, selling, general and administrative expense and research and development expense in the condensed consolidated statements of operations.

8. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2020 and the year ended December 31, 2019 were as follows:

(in thousands)	June 30, 2020	December 31, 2019
Beginning balance	$6,323	$6,670
Foreign currency translation	28	(347)
Ending balance	$6,351	$6,323

The Company’s intangible assets at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020				December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Other intangible assets:
Developed technology	$757,866	$(225,134)	$—	$532,732	$758,760	$(206,998)	$—	$551,762
In-process research and development	39,000	(8,306)	—	30,694	39,000	(7,222)	—	31,778
Trade name	27,011	—	—	27,011	27,200	—		27,200
Service provider network	2,000	—	—	2,000	2,000	—	—	2,000
Customer relationships	18,153	(3,109)	—	15,044	18,058	(2,993)	—	15,065
Software	9,757	(7,726)	—	2,031	9,861	(5,347)	(992)	3,522
Other	100	(67)	—	33	100	(58)	—	42
Total intangible assets	$853,887	$(244,342)	$—	$609,545	$854,979	$(222,618)	$(992)	$631,369

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

At June 30, 2020, the weighted-average amortization periods remaining for developed technology, in-process R&D, customer relationships, software and other was 15.0, 14.3, 12.4, 1.1, and 2.0 years, respectively, and the weighted-average amortization period remaining for these finite-lived intangible assets was 14.8 years.

Estimated annual amortization expense for finite-lived intangible assets subsequent to June 30, 2020 is as follows:

(in thousands)	Amount
2020 (remaining)	$21,665
2021	41,649
2022	40,820
2023	40,720
2024	40,720
Thereafter	394,960
Total	$580,534

Amortization expense for intangible assets was $10.9 million and $11.8 million for the three months ended June 30, 2020 and 2019, respectively, and $21.9 million and $23.4 million for the six months ended June 30, 2020 and 2019, respectively.

9. Other Assets

The Company’s other assets at June 30, 2020 and December 31, 2019 consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Right-of-use asset	$6,506	$6,599
Long term sales-type lease receivable	2,116	2,501
Other long term receivable	3,569	3,061
Total other assets	$12,191	$12,161

10. Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities at June 30, 2020 and December 31, 2019 consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Accrued compensation and benefits	$6,215	$7,307
Accrued taxes	4,038	3,017
Lease liability	1,565	1,493
Accrued rebates payable	616	1,377
Insurance premium financing payable	—	1,000
Severance	55	444
Deferred revenue	873	1,175
Accrued interest	84	71
Interest rate swap	579	—
Other	5,435	8,466
Total accrued and other current liabilities	$19,460	$24,350

Other current liabilities include primarily professional services, litigation and research and development accruals.

11. Debt
The Company’s debt, net of unamortized deferred issuance costs, at June 30, 2020 and December 31, 2019 consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Total Term Loan outstanding	$403,750	$405,875
Unamortized deferred issuance costs	(2,700)	(3,886)
Tecnidex loan outstanding	1,624	750
Less: Amounts due within one year	4,776	4,675
Total long-term debt due after one year	$397,898	$398,064

On March 23, 2020, Tecnidex entered into a €1.0 million loan agreement with Banco Santander, S.A., which provides funding through March 2023 at a 1.5% interest rate.

At June 30, 2020, the Company evaluated the amount recorded under the Term Loan (defined below) and determined that the fair value was approximately $391.6 million. The fair value of the debt is based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.

The Term Loan is presented net of deferred issuance costs, which are amortized using the effective interest method over the term of the Term Loan. Gross deferred issuance costs at the inception of the Term Loan were $12.9 million and as of June 30, 2020 there were $2.7 million of unamortized deferred issuance costs.

Scheduled principal repayments of debt subsequent to June 30, 2020 are as follows:

(in thousands)	Amount
2020 (remaining)	$2,431
2021	402,171
2022	507
2023	265
Total	$405,374

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

The Revolving Loan includes a $10.0 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of June 30, 2020, the Company had issued $0.03 million of letters of credit, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75% or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries, and (b) AF Solutions Holdings LLC, including the common stock of AgroFresh Inc.

The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to Dow in connection with the Business Combination. Amounts available under the Revolving Loan may also be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Agreement. At June 30, 2020, there was $403.8 million outstanding under the Term Loan and no balance outstanding under the Revolving Loan.

As of the Closing Date, the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The interest expense related to the amortization of the debt issuance costs during the three months ended June 30, 2020 and 2019, was approximately $0.6 million and $0.6 million, respectively. The interest expense related to the amortization of the debt issuance costs during the six months ended June 30, 2020 and 2019 was approximately $1.2 million and $1.1 million, respectively.

Certain restrictive covenants are contained in the Credit Facility, which includes the Revolving Loan, and the Company was in compliance with these covenants as of June 30, 2020, other than covenants that apply only to the Company's ability to borrow under the Revolving Loan (excluding letters of credit).

Beginning with the year ended December 31, 2016, the Company is required to prepay Term Loan Borrowings and Incremental Term Loan Borrowings in an aggregate amount equal to 50% of the "Excess Cash Flow" (as defined in the Credit Facility) for the fiscal year; provided that such amount of the Excess Cash Flow in any fiscal year shall be reduced by (i) the aggregate amount of prepayments of Term Loans and Incremental Term Loans made, (ii) to the extent accompanied by permanent reductions of Revolving Commitments, the aggregate amount of prepayments of Revolving Loans (other than prepayments financed with the proceeds of Indebtedness), and (iii) repaid borrowings of Revolving Loans made on the Effective Date to account for any additional original issue discount or upfront fees that are implemented pursuant to the Fee Letter provided further that, prepayments of Term Loan Borrowings and Incremental Term Loan Borrowings shall only be required if 50% of the Excess Cash Flow for such fiscal year exceeds $5.0 million. There are no amounts due under this provision as of June 30, 2020.

The Credit Facility was amended and restated on July 27, 2020. Refer to Note 22 – Subsequent Events for further information.

The Company entered into an interest rate swap contract in August 2019 to hedge interest rate risk associated with the Term Loan. During the three and six months ended June 30, 2020, an unrealized gain of $0.3 million and an unrealized loss of $0.7 million was recognized, respectively, in connection with this swap. The interest rate swap contract matures on December 31, 2020.

As part of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), the Company received a Paycheck Protection Program ("PPP") loan to offset eligible costs incurred during the period. Under the terms of the PPP, PPP loans and accrued interest are forgivable after twenty-four weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the forgiveness period.

As of June 30, 2020, the Company has used the entire loan proceeds to fund its eligible payroll expenses and mortgage interest. As a result, the Company believes that it has met the PPP eligibility criteria for forgiveness and has concluded that the loan represents, in substance, a government grant that is expected to be forgiven. As such, in accordance with IAS 20 “Accounting for Government Grants and Disclosure of Government Assistance”, the Company has recognized the entire loan amount as Grant Income at June 30, 2020.

The Company does not anticipate taking any action that would cause any portion of the loan to be ineligible for forgiveness. However, to the extent that any amount is deemed unforgivable, such amount is payable over two to five years at an interest rate of 1%, with a deferral of payments for the first six months.

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

Lease expense is primarily included in general and administrative expenses in the condensed consolidated statements of operations. Additional information regarding the Company's operating leases is as follows:

(in thousands)	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Operating leases	$648	$657	$1,254	$1,258
Short-term leases (1)	89	16	176	47
Total lease expense	$737	$673	$1,430	$1,305
(1) Leases with an initial term of twelve months or less are not recorded on the balance sheet.

Other information on operating leases	Six months ended June 30, 2020	Six months ended June 30, 2019
Cash payments included in operating cash flows	$854	$609
Right-of-use assets obtained in exchange for new lease	$795	$296
Weighted average discount rate	9.03%	9.42%
Weighted average remaining lease term in years	5.04	5.75

The following table presents the contractual maturities of the Company's lease liabilities as of June 30, 2020:

(in thousands)	Lease Liability
Remainder of 2020	$1,115
2021	2,011
2022	1,699
2023	1,423
2024 and thereafter	2,459
Total undiscounted lease payments	8,707
Less: present value adjustment	2,007
Operating lease liability	$6,700

The following table presents the contractual maturities of the Company's lease liabilities as of December 31, 2019:

(in thousands)	Future lease Payments
2020	$1,939
2021	1,670
2022	1,509
2023	1,294
2024 and thereafter	2,380
Total undiscounted lease payments	8,792
Less: present value adjustment	1,960
Operating lease liability	$6,832
13. Other Noncurrent Liabilities
The Company’s other noncurrent liabilities at June 30, 2020 and December 31, 2019 consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Lease liability	$5,135	$5,339
Other (1)	1,430	1,907
Total other noncurrent liabilities	$6,565	$7,246

(1) Other noncurrent liabilities include long-term rebates and pension liabilities.

14. Severance
Severance expense was $0.1 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $0.1 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively. These amounts, which do not include stock compensation expense, were recorded in selling, general and administrative expense in the condensed consolidated statements of operations. As of June 30, 2020 and December 31, 2019, the Company had a $0.1 million and $0.4 million severance liability, respectively.

15. Stockholders’ Equity
The authorized common stock of the Company consists of 400,000,000 shares with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of June 30, 2020, there were 52,213,708 shares of common stock outstanding. As of June 30, 2020, there were warrants to purchase 15,983,072 shares of the Company’s common stock outstanding at a strike price of $11.50. Of the 15,983,072 warrants, 9,823,072 were issued as part of the units sold in the Company's initial public offering in February 2014 (1,201,928 warrants were subsequently repurchased during 2015) and 6,160,000 warrants were sold in a private placement at the time of such public offering.

On June 13, 2020, the Company entered into an Investment Agreement (the “Investment Agreement”) with the Investor, an affiliate of Paine Schwartz Partners, LLC (“PSP”), pursuant to which, subject to certain closing conditions, the Investor agreed to purchase in a private placement an aggregate of $150,000,000 of convertible preferred equity of the Company. The transaction closed on July 27, 2020 and a total of 150,000 shares of the Company’s newly-designated Series B-1 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-1 Preferred Stock”) were purchased in such transaction (the “Private Placement”). Following the approval of the transactions contemplated by the Investment Agreement by the necessary regulatory body, the Company will be required to issue to the Investor, for no additional consideration, a total of 150,000 shares of the Company’s newly-designated Series B-2 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-2 Preferred Stock”). Shortly thereafter, all of the outstanding shares of Series B-1 Preferred Stock and Series B-2 Preferred Stock would be exchanged for a total of 150,000 shares of the Company’s newly-designated Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock” and, together with the Series B-1 Preferred Stock, the “Preferred Stock”).

The Series B-1 Preferred Stock ranks (and, when issued, the Series B Preferred Stock will rank) senior to the shares of the Company’s common stock, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series B-1 Preferred Stock has (and, when issued, the Series B Preferred Stock will have) a liquidation preference of $1,000 per share (the “Stated Value”). Holders of the Series B-1 Preferred Stock are (and, when issued, the Series B Preferred Stock will be) entitled to a cumulative dividend at a rate of 16% per annum, of which 50% will be payable in cash and 50% will be payable in kind until the first anniversary of the Closing Date, after which 50% will be payable in cash, 37.5% will be payable in kind, and the remaining 12.5% will be payable in cash or in kind, at the Company’s option, subject in each case to adjustment under certain circumstances. Dividends on the Series B-1 Preferred Stock are (and, when issued, the Series B Preferred Stock will be) cumulative and payable quarterly in arrears. All dividends that are paid in kind will accrete to, and increase, the Stated Value. The applicable dividend rate is subject to increase by 2% per annum during any period that the Company is in breach of certain provisions of the applicable Certificate of Designation of the Preferred Stock.

The Preferred Stock will be convertible into Common Stock at the election of the holder at any time at an initial conversion price of $5.00 (the “Conversion Price”), subject to certain limitations. The Conversion Price is subject to customary adjustments, including for stock splits and other reorganizations affecting the Common Stock and pursuant to certain anti-dilution provisions for below market issuances. Refer to Note 22 – Subsequent Events for additional information.

In December 2018, the Company filed a shelf registration statement (File No. 333-229002) (“Form S-3 Shelf”) with the Securities and Exchange Commission, that became effective in February 2019. On June 25, 2020, the Company established an at-the-market offering facility (the “ATM Facility”) under the Form S-3 Shelf, with Virtu Americas LLC, acting as sales agent with support from H.C. Wainwright & Co and Roth Capital Partners. The Company’s board of directors approved sales of up to $30,000,000 maximum aggregate offering of the Company’s common stock under the ATM Facility. There were no shares of the Company’s common stock issued under the ATM Facility through June 30, 2020.

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

In June 2019, the Company's shareholders approved the 2019 Employee Stock Purchase Plan (the "ESPP"), which was effective July 1, 2019. 500,000 shares of common stock are reserved for issuance under the ESPP. As of June 30, 2020, 253,042 shares had been issued under the ESPP.

Stock compensation expense for equity-classified and liability-classified awards was $1.0 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively. Stock compensation expense for equity-classified and liability-classified awards was $1.8 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively. Stock compensation expense is recognized in cost of goods sold, selling, general and administrative expenses and research and development expenses. At June 30, 2020, there was $5.7 million of unrecognized compensation cost relating to outstanding unvested equity instruments expected to be recognized over the weighted average period of 2.1 years.

On April 14, 2020, the Company granted the following share-based awards to members of management employed in the United States. These awards will be settled in shares of the Company's common stock and are equity-classified. The grant date fair value of the time-based award will be recognized on a straight-line basis over the vesting period. The grant date fair value of the performance-based award will be recognized on a straight-line basis over the vesting period based on the probability of achieving the performance condition. The performance-based restricted stock units each have a performance period that ends on December 31, 2022.

Number of shares
Time-based restricted stock	1,004,979
Performance-based restricted stock units	896,766
Total	1,901,745

On April 14, 2020, the Company also granted the following share-based awards to members of management employed in countries outside of the United States. These awards will be settled in cash and are liability-classified. Therefore, the fair value of these liability-classified awards will be re-measured on each balance sheet date. The performance-based phantom shares each have a performance period that ends on December 31, 2022.

Number of shares
Time-based phantom shares	163,462
Performance-based phantom shares	83,704
Total	247,166

The performance-based restricted stock units and phantom shares were valued with a Monte Carlo simulation model using the assumptions in the table below. Based on these assumptions, the grant date fair value of the performance-based restricted stock units was estimated to be $1.70 per share.

Volatility	65.8%
Risk-free interest rate	0.27%
Dividend yield	—%
Grant date stock price	$1.65
Performance period	3.0 years

The fair value of the time-based restricted stock and the time-based phantom shares is equal to the closing price of the Company’s common stock on the grant date of the awards.

17. Earnings Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company had a loss for the three and six months ended June 30, 2020 and 2019. Therefore, the effect of stock-based awards including options, restricted stock, restricted stock units and warrants outstanding at June 30, 2020 and 2019, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive.

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net (loss) income per common share:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Basic weighted-average common shares outstanding	50,758,273	50,146,513	50,646,522	50,094,822
Effect of dilutive options, performance stock units and restricted stock	—	—	—	—
Diluted weighted-average shares outstanding	50,758,273	50,146,513	50,646,522	50,094,822

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

The following represents the weighted-average number of shares that could potentially dilute basic earnings per share in the future:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Stock-based compensation awards(1):
Stock options	860,588	—	861,766	—
Restricted stock to non-directors	1,268,010	188,168	930,421	212,271
Restricted stock to directors	—	148,284	—	140,106
Warrants:
Private placement warrants	6,160,000	6,160,000	6,160,000	6,160,000
Public warrants	9,823,072	9,823,072	9,823,072	9,823,072
(1)          SARs and Phantom Shares are payable in cash so will have no impact on number of shares.

Warrants and options are considered anti-dilutive and excluded when the exercise price exceeds the average market value of the Company’s common stock price during the applicable period.

18. Income Taxes
The provision for income taxes consists of provisions for federal, state and foreign incomes taxes. The effective tax rates for the periods ended June 30, 2020 and June 30, 2019, reflect the Company’s expected tax rate on reported income (loss) from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in the U.S. and various other jurisdictions outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

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

Typically, the Company has calculated its provision for income taxes during its interim reporting periods by applying an estimate of the annual effective tax rate for the full year "ordinary" income or loss for the respective reporting period. For the six months ended June 30, 2020, the Company has computed its provision for income taxes under the discrete method which allows the Company to calculate its tax provision based upon the actual effective tax rate for the year-to-date. The discrete method was determined to be an appropriate method for estimating its tax provision for the six months ended June 30, 2020 as it provides a reliable estimate as opposed to changes in estimated "ordinary" income or loss which would have resulted in significant fluctuations when estimating the annual effective tax rate.

The Company's effective tax rate for the three and six months ended June 30, 2020 was (3.9)% and 13.5%, respectively, compared to the effective tax rate for the three and six months ended June 30, 2019 of 22.0% and 16.4%, respectively.

The effective tax rate for the six months ended June 30, 2020 differs from the U.S. statutory tax rate of 21%, primarily because of changes in valuation allowance positions related to the United States and certain foreign jurisdictions and by foreign exchange currency gains, offset by foreign provision to return tax benefits, primarily in France.

The sale of the Series B-1 Preferred Stock (see Note 22 – Subsequent Events) triggered a change in control as defined in Sections 382 and 383 of the Internal Revenue Code. Those provisions limit the utilization of certain US tax carryforwards and net built in losses. The Company is in the process of determining the limitation and related impact on the use of its tax attributes.

19. Segment Information
The authoritative guidance for disclosures about segments of an enterprise establishes standards for reporting information about segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. We currently operate and manage our business as two operating segments. Our chief operating decision-makers allocate resources and assess performance of the business for each segment. Accordingly, we consider ourselves to have two operating and reportable segments (i) AgroFresh core and (ii) Tecnidex. AgroFresh core business is providing produce preservation and waste prevention solutions for growers and packers. Its products include SmartFresh, Harvista, RipeLock and FreshCloud. Tecnidex is a provider of fungicides, disinfectants, waxes and coatings primarily focused on the citrus market.

Our chief operating decision-makers do not evaluate operating segments using asset or liability information. The following table presents a breakdown of our revenues and gross profit based on reportable segments for the three and six months ended June 30, 2020 and 2019.

(in thousands)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
AgroFresh Core
Revenues	$16,738	$16,867	$45,380	$50,355
Gross Profit	12,402	13,364	34,797	38,497
Tecnidex
Revenues	3,244	4,316	7,625	9,768
Gross Profit	1,127	1,530	3,227	4,002
Total Revenues	$19,982	$21,183	$53,005	$60,123
Total Gross Profit	$13,529	$14,894	$38,024	$42,499

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

In July 2020, three separate putative class action lawsuits were filed against the Company, each alleging that the Company’s disclosures regarding the transactions contemplated by the Investment Agreement contained in its proxy statement for the 2020 annual meeting of the Company’s stockholders were inadequate.

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

21. Fair Value Measurements
Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2020:

(in thousands)	Level 1	Level 2	Level 3	Total
Liability-classified stock compensation (1)	$—	$—	$265	$265
Interest rate swap	—	—	579	579
Total	$—	$—	$844	$844

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2019:

(in thousands)	Level 1	Level 2	Level 3	Total
Liability-classified stock compensation (1)	$—	$—	$218	$218
Interest rate swap	—	—	(95)	(95)
Total	$—	$—	$123	$123

(1) The fair values of phantom stock units were estimated using a Monte Carlo simulation pricing model with the assumptions described below:

	June 30, 2020
Grant date fair value	$1.70	—	$7.28
Risk-free interest rate	0.27%	—	2.39%
Expected life (years)	2.71	—	2.75
Estimated volatility factor	65.1%	—	69.9%
Expected dividends	None

There were no transfers between Level 1 and Level 2 and no transfers out of Level 3 of the fair value hierarchy during the six months ended June 30, 2020.

At June 30, 2020, the Company evaluated the amount recorded under the Term Loan and determined that the fair value was approximately $391.6 million. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis
The following table presents the changes during the period presented in the Company's Level 3 financial instrument liabilities that are measured at fair value on a recurring basis.

(in thousands)	Liability-classified stock compensation	Interest rate swap	Total
Balance, December 31, 2019	$218	$(95)	$123
Stock compensation activity	47	—	47
Mark-to-market adjustment	—	674	674
Balance, June 30, 2020	$265	$579	$844

22.  Subsequent events
On July 27, 2020, the Company completed a comprehensive refinancing by entering into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with the other loan parties party thereto, Bank of Montreal, as administrative agent (“Administrative Agent”) and the lenders party thereto. The Restated Credit Agreement amends and restates in its entirety the Credit Agreement.

The Restated Credit Agreement provides for a $25 million revolving credit facility (the “Revolving Credit Facility”) which matures on June 30, 2024, and a $275 million term credit facility (the “Term Credit Facility” and, together with the Revolving Credit Facility, the “Restated Credit Facility”), which matures on December 31, 2024. The Restated Credit Facility includes a $5 million swingline commitment and a $10 million letter of credit sub-limit.

Loans under the Term Credit Facility bear interest at a rate equal to, at the Company’s option, either the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus an Applicable Rate of 6.25% per annum, or the Alternate Base Rate plus an Applicable Rate of 5.25% per annum. Loans under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus the Applicable Rate ranging from 6.25% to 6.00% per annum, based on certain ratios. The Company is also required to pay a commitment fee on the unused portion of the Revolving Credit Facility at a rate ranging from 0.5% to 0.375%, based on certain ratios. The Company is required to make mandatory prepayments of outstanding indebtedness under the Restated Credit Agreement under certain circumstances.

On the closing date of the Company’s Credit Agreement, the Company consummated the issuance and sale of 150,000 shares of the Company’s newly-designated Series B-1 Convertible Preferred Stock, pursuant to the terms of the Investment Agreement. See Note 15 – Stockholders’ Equity for additional information.

In connection with the consummation of the Investment Agreement, the Company and the Investor entered into a Registration Rights Agreement (the “Registration Rights Agreement”), dated as of July 27, 2020. The Registration Rights Agreement provides that the Company will use its commercially reasonable efforts to prepare and file a shelf registration statement with the SEC and to use its commercially reasonable efforts to cause such shelf registration statement to be declared effective as promptly as is reasonably practicable after its filing to permit the public resale of registrable securities covered by the Registration Rights Agreement.

In July 2020, AgroFresh Spain, S.L.U. entered into a €0.6 million loan agreement with Banco Santander, S.A., which provides funding through July 2025 at a 2.5% interest rate.

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

Impact of COVID-19

In March 2020, the COVID-19 outbreak was declared a National Public Health Emergency which continues to spread throughout the world and has adversely impacted global activity and contributed to significant declines and volatility in financial markets. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. For the three months ended June 30, 2020, the Company did not experience significant disruptions to operations or supply chains and results have not been materially impacted. However, there were numerous obstacles presented and some localized financial impacts of the pandemic, including the weakening of foreign currencies. While we are following the requirements of governmental authorities and taking additional preventative and protective measures to ensure the safety of our workforce, including implementing remote working arrangements and varying procedures for essential workforce, we cannot be certain that there will not be any incidents across our global operations that may cause service interruptions. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the coronavirus outbreak, although the Company operates in an industry that thus far has not been as severely impacted as others. Nevertheless, the outbreak presents some uncertainty and risk with respect to the Company and its performance and financial results.

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

Customer Pricing
The Company’s service offerings are priced based on the value they provide to the Company’s customers. From time to time, the Company may adjust its pricing policy to incorporate new offerings or address market and volume trends. The Company does not typically price its products in relation to any underlying cost of materials or services; therefore, its margins can fluctuate with changes in these costs. The Company’s pricing may include rebate arrangements with customers in exchange for mutually beneficial long-term relationships and growth.

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

Results of Operations
The following table summarizes the results of operations for the three and six months ended June 30, 2020 and June 30, 2019:

(in thousands)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net sales	$19,982	$21,183	$53,005	$60,123
Cost of sales (excluding amortization, shown separately below)	6,453	6,289	14,981	17,624
Gross profit	13,529	14,894	38,024	42,499
Research and development expenses	2,895	3,257	5,537	7,154
Selling, general and administrative expenses	12,722	16,148	26,431	32,046
Amortization of intangibles	10,936	11,766	21,893	23,382
Impairment of long lived assets	—	992	—	992
Change in fair value of contingent consideration	—	167	—	357
Grant income	(2,974)	—	(2,974)	—
Operating loss	(10,050)	(17,436)	(12,863)	(21,432)
Other (expense) income	(7)	(26)	1,500	(38)
Gain (loss) on foreign currency exchange	449	(2,519)	1,076	(2,938)
Interest expense, net	(6,513)	(8,670)	(13,479)	(17,415)
Loss before income taxes	(16,121)	(28,651)	(23,766)	(41,823)
Income taxes expense (benefit)	630	(6,290)	(3,201)	(6,877)
Net loss including non-controlling interests	(16,751)	(22,361)	(20,565)	(34,946)
Less: Net loss attributable to non-controlling interests	(197)	(92)	(363)	(58)
Net loss attributable to AgroFresh Solutions, Inc	$(16,554)	$(22,269)	$(20,202)	$(34,888)

Comparison of Results of Operations for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Net Sales

Net sales were $20.0 million for the three months ended June 30, 2020, as compared to net sales of $21.2 million for the three months ended June 30, 2019, a decrease of 5.7%. The impact of the change in foreign currency exchange rates compared to the second quarter of 2019 reduced revenue by $1.7 million. Excluding this impact, revenue increased approximately 2.4%. The net sales increase on a constant currency basis was primarily the result of growth of SmartFresh in the Asia-Pacific region, as well as a positive contribution from our SmartFresh diversification strategy.

Cost of Sales

Cost of sales was $6.5 million for the three months ended June 30, 2020 as compared to $6.3 million for the three months ended June 30, 2019. Gross profit margin was 67.7% for the three months ended June 30, 2020 versus 70.3% for the three months ended June 30, 2019. The lower gross margin was primarily the result of negative fixed cost leverage on lower reported sales volumes, inventory valuation and revenue mix.

Research and Development Expenses

Research and development expenses were $2.9 million and $3.3 million, respectively, for the three months ended June 30, 2020 and June 30, 2019. The decrease in research and development expenses was partially driven by timing of projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $12.7 million for the three months ended June 30, 2020 compared to $16.1 million for the three months ended June 30, 2019, a decrease of 21.2%. Included in selling, general and administrative expenses were $0.7 million in the current year and $2.0 million in the prior year of costs associated with non-recurring items that included M&A, litigation, refinancing and severance costs. Excluding these items, selling general and administrative expenses decreased approximately 15.0% in the second quarter versus the prior year period, which reflects the Company's ongoing cost optimization initiatives, as well as a temporary decrease in travel and other miscellaneous expenses as a result of the global pandemic.

Amortization of Intangibles

Amortization of intangible assets was $10.9 million for the three months ended June 30, 2020 compared to $11.8 million for the three months ended June 30, 2019. The reduction in the amortization expense for the three months ended June 30, 2020 is due to the accelerated amortization of RipeLock in December 2019 of $38.0 million, which resulted in lower quarterly amortization of $0.6 million.

Impairment of Intangibles

There were no indicators of impairment during the three months ended June 30, 2020. The Company recorded an impairment charge of $1.0 million during the three months ended June 30, 2019 associated with the Verigo software following a partnership agreement with a new technology provider.

Change in Fair Value of Contingent Consideration

The Company recorded no gain or loss for the three months ended June 30, 2020 related to a change in the fair value of contingent consideration, as compared to a $0.2 million loss in the three months ended June 30, 2019. As discussed in Note 3 - Business Combinations and Asset Acquisition of the unaudited condensed consolidated financial statements, pursuant to the Business Combination the Company entered into various forms of contingent consideration, including the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings. In December 2019, the TRA with Dow was terminated, and the Company paid to Dow an aggregate of $16 million in settlement of all past and estimated future liabilities that would have been owed under the TRA. The fair value adjustment of the contingent consideration related to the Tecnidex acquisition was settled in 2019.

Grant Income

The Company recorded income of $3.0 million in the three months ended June 30, 2020. Pursuant to the CARES Act, the Company received a Paycheck Protection Program loan to offset eligible costs incurred during the period. As the Company believes it is in compliance with the forgiveness criteria applicable to this loan program, the full amount was recognized as grant income.

Interest Expense, Net

Interest expense was $6.5 million for the three months ended June 30, 2020, as compared to $8.7 million for the three months ended June 30, 2019. The decrease was primarily due to $1.8 million lower interest on the Term Loan (as defined below) due to a lower variable rate and $0.8 million lower accretion on the TRA due to the settlement of the TRA in December 2019.

Gain (Loss) on Foreign Currency

Gain on foreign currency was $0.4 million for the three months ended June 30, 2020, as compared to a loss of $2.5 million for the three months ended June 30, 2019.

During the three months ended June 30, 2020, foreign currency gains were recognized related to U.S. dollar intercompany payables to the Brazilian real, which grew weaker relative to the U.S. dollar, and U.S. dollar intercompany receivables to the Australian dollar, which grew stronger relative to the U.S. dollar. These gains were offset by foreign currency losses in Argentina due to inflation during the period and hyperinflationary accounting.

During the three months ended June 30, 2019, the foreign currency losses were primarily recognized due to inflation in Argentina during the period and hyperinflationary accounting.

Income Taxes

Income tax expense was $0.6 million for the three months ended June 30, 2020 compared to income tax benefit of $6.3 million for the three months ended June 30, 2019. During the three months ended June 30, 2020, there were increases in valuation allowance positions related to the United States and certain foreign jurisdictions and the elimination of intercompany profit activity, offset by foreign currency gains and foreign provision to return tax benefits, primarily in France. For the three months ended June 30, 2019, the elimination of intercompany profits resulted in a smaller income tax benefit.

Comparison of Results of Operations for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Net Sales

Net sales were $53.0 million for the six months ended June 30, 2020, as compared to net sales of $60.1 million for the six months ended June 30, 2019, a decrease of 11.8%. The impacts of the change in foreign currency rates reduced revenue by $3.8 million for the first half of 2020. Excluding this impact, revenue decreased approximately 5.5%. The net sales decrease on a constant currency basis was primarily the result of adverse harvest conditions experienced in key Southern hemisphere markets, such as Brazil, Chile, Argentina and Australia which impacted harvest timing and yields, along with change in demand patterns from customers.

Cost of Sales

Cost of sales was $15.0 million for the six months ended June 30, 2020 as compared to $17.6 million for the six months ended June 30, 2019. Gross profit margin was 71.7% for the six months ended June 30, 2020 versus 70.7% for the six months ended June 30, 2019. The higher gross margin was a result of supply chain cost optimizations that were implemented at the end of 2019 and are expected to carry through the balance of 2020.

Research and Development Expenses

Research and development expenses were $5.5 million and $7.2 million, respectively, for the six months ended June 30, 2020 and June 30, 2019. The decrease in research and development expenses in the first half of 2020 was partially driven by the timing of projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $26.4 million for the six months ended June 30, 2020 compared to $32.0 million for the six months ended June 30, 2019, a decrease of 17.5%. There were non-recurring costs associated with M&A, litigation, refinancing and severance in the amount of $2.5 million in the current year and $5.2 million in the prior year period. Excluding these items, selling general and administrative expenses decreased approximately 10.5% over the same period last year driven by ongoing cost optimization initiatives, and to a lesser extent reflect the temporary decrease in travel and other miscellaneous expenses as a result of the global pandemic.

Amortization of Intangibles

Amortization of intangible assets was $21.9 million for the six months ended June 30, 2020 compared to $23.4 million for the six months ended June 30, 2019. The reduction in the amortization expense for the six months ended June 30, 2020 is due to the accelerated amortization of RipeLock in December 2019 of $38.0 million, which resulted in lower amortization of $1.2 million during the period.

Impairment of Intangibles

There were no indicators of impairment during the six months ended June 30, 2020. The Company recorded an impairment charge of $1.0 million during the six months ended June 30, 2019 associated with the Verigo software following a partnership agreement with a new technology provider.

Change in Fair Value of Contingent Consideration

The Company recorded no gain or loss for the six months ended June 30, 2020 related to a change in the fair value of contingent consideration, as compared to a $0.4 million loss in the six months ended June 30, 2019. As discussed in Note 3 - Business Combinations and Asset Acquisition of the unaudited condensed consolidated financial statements, pursuant to the Business Combination the Company entered into various forms of contingent consideration, including the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings. In December 2019, the TRA with Dow was terminated, and the Company paid to Dow an aggregate of $16 million in settlement of all past and estimated future liabilities that would have been owed under the TRA. The fair value adjustment of the contingent consideration related to the Tecnidex acquisition was settled in 2019.

Grant Income

The Company recorded income of $3.0 million in the six months ended June 30, 2020. Pursuant to the CARES Act, the Company received a Paycheck Protection Program loan to offset eligible costs incurred during the period. As the Company believes it is in compliance with the forgiveness criteria under this loan program, the full amount was recognized as grant income.

Other Income

Other income was $1.5 million for the six months ended June 30, 2020, as compared to $0.04 million expense for the six months ended June 30, 2019. The Company received $1.6 million in cash from settlement of a litigation matter during the six months ended June 30, 2020.

Interest Expense, Net

Interest expense was $13.5 million for the six months ended June 30, 2020, as compared to $17.4 million for the six months ended June 30, 2019. The decrease was primarily due to $3.0 million lower interest on the Term Loan (as defined below) due to a lower variable rate and $1.7 million lower accretion on the TRA due to the settlement of the TRA in December 2019.

Gain (Loss) on Foreign Currency

Gain on foreign currency was $1.1 million for the six months ended June 30, 2020, as compared to a loss of $2.9 million for the six months ended June 30, 2019.

During 2020, foreign currency gains were recognized related to the U.S. dollar and euro intercompany payables to Turkish lira, South African rand and Brazilian real, which experienced inflation during the period, offset by foreign currency losses in Argentina due to inflation during the period and hyperinflationary accounting. During 2019, the loss was primarily related to foreign currency losses in Argentina due to inflation during the period and hyperinflationary accounting.

Income Taxes

Income tax benefit was $3.2 million for the six months ended June 30, 2020 compared to income tax benefit of $6.9 million for the six months ended June 30, 2019. During the six months ended June 30, 2020, there were changes in valuation allowance positions related to certain foreign jurisdictions and foreign exchange currency gains, offset by foreign provision to return tax benefits, predominantly in France. For the six months ended June 30, 2020, the changes in valuation allowance positions related to the Unites States interest expense disallowance carryforwards decreased the tax benefit, but because of the larger pre-tax book losses in 2019, the overall tax benefit was larger in 2019 than 2020.

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

The following is a reconciliation between the non-GAAP financial measures of EBITDA and Adjusted EBITDA to their most directly comparable GAAP financial measure, net loss:

(in thousands)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
GAAP net loss including non-controlling interests	$(16,751)	$(22,361)	$(20,565)	$(34,946)
Expense (benefit) for income taxes	630	(6,290)	(3,201)	(6,877)
Interest expense (1)	6,513	8,670	13,479	17,415
Depreciation and amortization	11,568	12,275	23,145	24,336
Non-GAAP EBITDA	$1,960	$(7,706)	$12,858	$(72)
Share-based compensation	974	595	1,762	1,152
Severance related costs (2)	74	207	74	696
Other non-recurring costs (3)	639	1,815	2,383	5,008
(Gain) loss on foreign currency exchange (4)	(449)	2,519	(1,076)	2,938
Mark-to-market adjustments, net (5)	—	167	—	357
Impairment of intangible assets (6)	—	992	—	992
Grant income	(2,974)	—	(2,974)	—
Litigation recovery	—	—	(1,600)	—
Non-GAAP Adjusted EBITDA	$224	$(1,411)	$11,427	$11,071

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
(5)  Non-cash adjustment to the fair value of contingent consideration related to the Tecnidex acquisition.
(6) Impairment of intangible assets related to software.

The following is a reconciliation between net sales on a non-GAAP constant currency basis to GAAP net sales:

(in thousands)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
GAAP net sales	$19,982	$21,183	$53,005	$60,123
Impact from changes in foreign currency exchange rates	1,719	—	3,801	—
Non-GAAP constant currency net sales (1)	$21,701	$21,183	$56,806	$60,123
(1)  The company provides net sales on a constant currency basis to enhance investors’ understanding of underlying business trends and operating performance, by removing the impact of foreign currency exchange rate fluctuations. The impact from foreign currency, calculated on a constant currency basis, is determined by applying prior period average exchange rates to current year results.

Liquidity and Capital Resources
Cash Flow

(in thousands)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net cash provided by operating activities	$9,155	$6,127
Net cash used in investing activities	$(905)	$(3,519)
Net cash used in financing activities	$(1,091)	$(2,805)

Cash provided from operating activities was $9.2 million for the six months ended June 30, 2020, as compared to cash provided from operating activities of $6.1 million for the six months ended June 30, 2019. In 2020, net income before non-cash depreciation and amortization was $2.6 million. Other non-cash charges included stock-based compensation of $1.6 million, $1.2 million of deferred financing costs, a $(5.7) million increase in net deferred taxes and interest income recognized on the interest rate swap of $(0.7) million. Additionally, the change in net operating assets was $10.1 million in 2020. For the six months ended June 30, 2019, net loss before non-cash depreciation and amortization and changes in fair value of contingent consideration (including accretion) was $(7.5) million. Other non-cash charges included interest income recognized on the interest rate swap of $(0.7) million, stock-based compensation of $1.4 million, $1.4 million of deferred financing costs, a $(8.2) million increase in net deferred tax assets and other non-cash items of $0.3 million. Additionally, the change in net operating assets was $19.3 million for the six months ended June 30, 2019.
Cash used in investing activities was $(0.9) million for the six months ended June 30, 2020, as compared to $(3.5) million for the six months ended June 30, 2019. Cash used in investing activities in 2020 was for the purchase of fixed assets and leasehold improvements of $(0.9) million. Cash used in 2019 was for the purchase of fixed assets and leasehold improvements of $(3.3) million and other investments of $(0.3) million.

Cash used in financing activities was $(1.1) million for the six months ended June 30, 2020, as compared to $(2.8) million for the six months ended June 30, 2019. Cash used in financing activities in 2020 was for the repayment of debt in the amount of $(2.7) million, offset by long-term borrowings of $1.4 million and proceeds from the issuance of stock of $0.2 million. Cash used in 2019 was for the repayment of debt in the amount of $(2.8) million.

Liquidity

At June 30, 2020, we had $35.6 million of cash and cash equivalents, compared to $29.3 million at December 31, 2019.

Term Loan

On July 31, 2015, certain of our subsidiaries entered into a Credit Agreement with Bank of Montreal, as administrative agent (as amended, the “Credit Facility”). The Credit Facility consists of a $425 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a revolving loan facility (the “Revolving Loan”). The Revolving Loan includes a $10 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. As of December 31, 2019, the Company has issued $0.03 million of letters of credit, against which no funds have been drawn. The Term Loan has a scheduled maturity date of July 31, 2021, and the Revolving Loan, as amended on December 23, 2019, has a scheduled maturity date of April 1, 2021. The interest rates on borrowings under the facilities are either the alternate base rate plus 3.75%, or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios). The obligations under the Credit Facility are secured by liens on substantially all of the assets of (a) AgroFresh Inc. and its direct wholly-owned domestic subsidiaries, and (b) AF Solutions Holdings LLC, including the common stock of AgroFresh Inc.

The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to Dow in connection with the Business Combination. Amounts available under the Revolving Loan may also be used for working capital, general corporate purposes and other uses, all as more fully set forth in the Credit Facility.

As of June 30, 2020, the Company was in compliance with the covenants in the facility, other than covenants that apply only to the Company's ability to borrow under the Revolving Loan (excluding letters of credit). On January 31, 2019, the Credit Facility was amended to decrease the total availability from $25.0 million to $12.5 million and extend the maturity of the Revolving Loan from July 31, 2019 to December 31, 2020. An existing covenant in the Credit Agreement was also amended to allow the Company to have access to the Revolving Loan. Subsequently, on December 23, 2019, the Revolving Loan was further amended to extend the maturity to April 1, 2021 and included favorable revisions to the senior secured net leverage ratio covenant.

As of the Closing Date the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The interest expense related to the amortization of the debt issuance costs during the three months ended June 30, 2020 and 2019, was approximately $0.6 million and $0.6 million, respectively. The interest expense related to the amortization of the debt issuance costs during the six months ended June 30, 2020 and 2019 was approximately $1.2 million and $1.1 million, respectively.

On July 27, 2020, the Company (i) consummated the sale to PSP AGFS Holdings, L.P. (the “Investor”) of 150,000 shares of the Company’s newly-designated Series B-1 Convertible Preferred Stock (the “Series B-1 Preferred Stock”) for an aggregate gross purchase price of $150,000,000, less a one-time transaction fee equal to $4,500,000, pursuant to the terms of the Investment Agreement, dated June 13, 2020, between the Company and the Investor (the “Investment Agreement”), and (ii) entered into an Amended and Restated Credit Agreement, which amended and restated the Credit Facility in its entirety and extended the maturity date. Refer to Note 22, Subsequent Events, of the Notes to the Unaudited Condensed Consolidated Financial Statements and Item 5 of Part II of this report for additional information.

Off-Balance Sheet Arrangements
As of June 30, 2020, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than as disclosed in Note 20 of the unaudited condensed consolidated financial statements. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

In July 2020, three separate putative class action lawsuits were filed against the Company, each alleging that the Company’s disclosures regarding the transactions contemplated by the Investment Agreement contained in its proxy statement for the 2020 annual meeting of the Company’s stockholders were inadequate.

ITEM 1A. RISK FACTORS

Ownership of our securities involves a high degree of risk. Holders of our securities should carefully consider, in addition to the historical financial statements and related notes and other information set forth in this Report, the risk factors discussed in Part I - Item 1A - Risk Factors included in our 2019 Form 10-K, all of which could materially affect our business or future results. Other than the amended and restated risk factors and the additional risk factors set forth below, we are not currently aware of any material changes to the risk factors disclosed in our 2019 Form 10-K. If any of the risks or uncertainties described in any of such risk factors actually occur, our business, financial condition and operating results could be adversely affected in a material way. This could cause the trading prices of our securities to decline, perhaps significantly, and you may lose part or all of your investment.

The Investor and The Dow Chemical Company (“Dow”) have significant influence over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of July 31, 2020, the Investor owned 150,000 shares of our Series B-1 preferred stock (the “Series B-1 Preferred Stock”), which is currently convertible into approximately 10.4 million shares of our outstanding common stock (and which votes with our common stock on an as-converted basis), and Dow owned approximately 21 million shares of our outstanding common stock. In addition, following the approval of the transactions contemplated by the Investment Agreement by the Australian Foreign Investment Review Board, the shares of Series B-1 Preferred Stock will be exchanged for shares of our newly-designated Series B Preferred Stock (the “Series B Preferred Stock” and, together with the Series B-1 Preferred Stock, the “Preferred Stock”), which would initially be convertible into approximately 36% of our outstanding common stock (and which will vote with our common stock on an as-converted basis). In addition, we will issue additional shares of Preferred Stock to the Investor as dividends payable-in-kind on the Preferred Stock. Because of the degree of concentration of voting power (and the potential for such power to increase upon the purchase of additional stock and/or the payment of dividends-in-kind), your ability to elect members of our board of directors and influence our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends, may be diminished.

In addition, the Investor and Dow have representation on the Company’s board of directors and have significant control over the management and affairs of the Company. The Investor currently has two designees on the board of directors, and commencing on July 27, 2021 (or earlier under certain circumstances) will have the right to appoint additional directors to the board, such that the total number of its designees would be proportionate to its ownership of common stock, on an as-converted basis. Dow (or an affiliate) has one designee on the board of directors and would have the right to appoint an additional director in the future under certain circumstances. The Investor also has class approval rights over certain specified actions that would affect the holders of the Preferred Stock, and following the issuance of the Series B Preferred Stock will have the right to approve certain corporate actions for so long as it continues to hold at least 10% of the shares of common stock outstanding (on an as-converted basis).

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2019, we had aggregate U.S. net operating loss carryforwards of approximately $102.6 million, These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act, federal net operating losses incurred in taxable years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal net operating losses generated in tax years beginning after December 31, 2017 is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We experienced an ownership change as a result of the consummation of the sale of the Preferred Stock to the Investor. Such ownership change may materially limit our ability to use our net operating loss carryforwards, which may harm our future operating results by effectively increasing our future tax obligations. The Company is in the process of determining the limitation and related impact on the use of its net operating losses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.		Description
1.1	(7)	ATM Sales Agreement, dated June 25, 2020, between AgroFresh Solutions, Inc. and Virtu Americas LLC.
3.1	(1)	Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2015.
3.2	(4)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation.
3.3	(1)	Series A Certificate of Designation.
3.4	(2)	Amended and Restated Bylaws.
3.5	(3)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of September 3, 2015.
3.6	(5)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of November 2, 2017.
4.1	(1)	Specimen Common Stock Certificate.
4.2	(1)	Specimen Warrant Certificate.
10.1	(6)	Investment Agreement, dated June 13, 2020, between the Company and PSP AGFS Holdings, L.P.
10.2	(6)	Side Agreement, dated June 13, 2020, between the Company, PSP AGFS Holdings, L.P. and Rohm & Haas Company.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

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
(6) Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on June 15, 2020.
(7) Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on June 26, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AgroFresh Solutions, Inc.
Date:	August 10, 2020

/s/ Jordi Ferre
By:	Jordi Ferre
Title:	Chief Executive Officer

/s/ Graham Miao
By:	Graham Miao
Title:	Chief Financial Officer