Form 10-Q
period 2020-09-30
AgroFresh Solutions, Inc.
filed 2020-11-05
CIK 1592016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
The number of shares of common stock outstanding as of October 22, 2020 was 53,054,960.

PART I - FINANCIAL INFORMATION
AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2020	December 31, 2019

ASSETS
Current Assets:
Cash and cash equivalents	$25,149	$29,288
Accounts receivable, net of allowance for doubtful accounts of $2,025 and $2,232, respectively	69,580	68,634
Inventories	24,444	22,621
Other current assets	17,265	11,802
Total Current Assets	136,438	132,345
Property and equipment, net	13,275	13,177
Goodwill	6,605	6,323
Intangible assets, net	599,236	631,369
Deferred income tax assets	10,502	10,317
Other assets	11,449	12,161
TOTAL ASSETS	$777,505	$805,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,784	$15,105
Current portion of long-term debt	3,316	4,675
Income taxes payable	7,629	5,648
Accrued expenses and other current liabilities	26,665	24,350
Total Current Liabilities	51,394	49,778
Long-term debt	264,850	398,064
Other noncurrent liabilities	5,989	7,246
Deferred income tax liabilities	35,577	16,574
Total Liabilities	357,810	471,662

Commitments and contingencies (see Note 20)
Series B convertible preferred stock, par value $0.0001; 150,000 and 0 shares authorized, 150,000 and 0 shares designated and outstanding at September 30, 2020 and December 31, 2019, respectively	140,684	—
Stockholders’ Equity:
Common stock, par value $0.0001; 400,000,000 shares authorized, 53,054,960 and 51,839,527 shares issued and 52,393,579 and 51,178,146 outstanding at September 30, 2020 and December 31, 2019, respectively	5	5
Preferred stock, par value $0.0001; 1 share authorized and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Treasury stock, par value $0.0001; 661,381 shares at September 30, 2020 and December 31, 2019, respectively	(3,885)	(3,885)
Additional paid-in capital	559,037	561,006
Accumulated deficit	(241,710)	(199,621)
Accumulated other comprehensive loss	(41,164)	(31,060)
Total AgroFresh Stockholders’ Equity	272,283	326,445
Non-controlling interest	6,728	7,585
Total Stockholders' Equity	279,011	334,030
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$777,505	$805,692

 See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net sales	$52,770	$48,972	$105,775	$109,095
Cost of sales (excluding amortization, shown separately below)	13,511	13,892	28,492	31,516
Gross profit	39,259	35,080	77,283	77,579
Research and development expenses	2,852	2,566	8,389	9,720
Selling, general and administrative expenses	13,494	14,998	39,925	47,044
Amortization of intangibles	10,973	11,754	32,866	35,136
Impairment of long lived assets	—	—	—	992
Change in fair value of contingent consideration	—	(229)	—	128
Grant income	—	—	(2,974)	—
Operating income (loss)	11,940	5,991	(923)	(15,441)
Other income (expense)	96	(81)	1,596	(119)
Debt modification and extinguishment expenses	(5,028)	—	(5,028)	—
Gain (loss) on foreign currency exchange	1,390	54	2,466	(2,884)
Interest expense, net	(4,922)	(8,606)	(18,401)	(26,021)
Gain (loss) before income taxes	3,476	(2,642)	(20,290)	(44,465)
Income taxes expense (benefit)	25,857	(5,653)	22,656	(12,530)
Net (loss) income including non-controlling interests	(22,381)	3,011	(42,946)	(31,935)
Less: Net loss attributable to non-controlling interests	(494)	(278)	(857)	(336)
Net (loss) income attributable to AgroFresh Solutions, Inc	(21,887)	3,289	(42,089)	(31,599)
Less: Dividends on convertible preferred stock	4,400	—	4,400	—
(Loss) income attributable to AgroFresh Solutions, Inc. common stockholders	$(26,287)	$3,289	$(46,489)	$(31,599)

Net (loss) income per share:
Basic	$(0.52)	$0.06	$(0.92)	$(0.64)
Diluted	$(0.52)	$0.06	$(0.92)	$(0.64)
Weighted average shares outstanding:
Basic	51,001,852	50,227,590	50,765,829	50,138,835
Diluted	51,001,852	50,288,304	50,765,829	50,138,835

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net (loss) income	$(22,381)	$3,011	$(42,946)	$(31,935)
Other comprehensive (loss) income:
Unrealized gain (loss) on hedging activity, net of tax of $61, $24, ($81) and $24, respectively	229	83	(304)	83
Recognition of gain on hedging activity reclassified to net loss, net of tax of ($239), ($78), ($398) and ($235), respectively	(857)	(278)	(1,411)	(834)
Foreign currency translation adjustments	296	(3,823)	(8,389)	(903)
Comprehensive loss, net of tax	$(22,714)	$(1,007)	$(53,050)	$(33,589)

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, December 31, 2019	1	$—	51,839,527	$5	$(3,885)	$561,006	$(199,621)	$(31,060)	$7,585	$334,030
Stock-based compensation	—	—	—	—	—	2,473	—	—	—	2,473
Issuance of stock, net of forfeitures	—	—	1,178,663	—	—	—	—	—	—	—
Shares withheld for taxes	—	—	(47,599)	—	—	(239)	—	—	—	(239)
Issuance of common stock under employee stock purchase plan	—	—	84,369	—	—	197	—	—	—	197
Convertible preferred dividend	—	—	—	—	—	(4,400)	—	—	—	(4,400)
Comprehensive loss	—	—	—	—	—	—	(42,089)	(10,104)	(857)	(53,050)
Balances, September 30, 2020	1	$—	53,054,960	$5	$(3,885)	$559,037	$(241,710)	$(41,164)	$6,728	$279,011

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, June 30, 2020	1	$—	52,875,089	5	(3,885)	$562,584	$(219,823)	$(40,831)	$7,222	$305,272
Stock-based compensation	—	—	—	—	—	872	—	—	—	872
Issuance of stock, net of forfeitures	—	—	187,302	—	—	—	—	—	—	—
Shares withheld for taxes	—	—	(7,431)	—	—	(19)	—	—	—	(19)
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	—	—
Convertible preferred dividend	—	—	—	—	—	(4,400)	—	—	—	(4,400)
Comprehensive (loss) income	—	—	—	—	—	—	(21,887)	(333)	(494)	(22,714)
Balances, September 30, 2020	1	$—	53,054,960	5	(3,885)	$559,037	$(241,710)	$(41,164)	$6,728	$279,011

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, December 31, 2018	1	$—	51,071,573	$5	$(3,885)	$535,819	$(138,789)	$(28,837)	$8,263	$372,576
Stock-based compensation	—	—	—	—	—	2,256	—	—	—	2,256
Issuance of stock, net of forfeitures	—	—	521,386	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	(31,599)	(1,654)	(336)	(33,589)
Balances, September 30, 2019	1	$—	51,592,959	$5	$(3,885)	$538,075	$(170,388)	$(30,491)	$7,927	$341,243

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, June 30, 2019	1	$—	51,620,770	$5	$(3,885)	$537,259	$(173,677)	$(26,473)	$8,205	$341,434
Stock-based compensation	—	—	—	—	—	816	—	—	—	816
Forfeiture of stock, net of issuances	—	—	(27,811)	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	—	—	—	3,289	(4,018)	(278)	(1,007)
Balances, September 30, 2019	1	$—	51,592,959	$5	$(3,885)	$538,075	$(170,388)	$(30,491)	$7,927	$341,243
See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(in thousands)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash flows from operating activities:
Net loss	$(42,946)	$(31,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,775	36,692
(Benefit) provision for bad debts	(124)	215
Stock-based compensation	2,473	2,256
Impairment of intangible assets	—	992
Amortization of deferred financing costs	2,342	2,032
Interest income on interest rate swap	(1,809)	(1,070)
Accretion of contingent consideration	—	2,669
Change in fair value of contingent consideration	—	128
Deferred income taxes	18,086	(14,499)
Loss on sales of property and equipment	155	2
Changes in operating assets and liabilities:
Accounts receivable	(4,297)	(1,499)
Inventories	(2,281)	(4,424)
Prepaid expenses and other current assets	(6,784)	(1,429)
Accounts payable	(1,274)	3,855
Accrued expenses and other liabilities	2,344	(2,958)
Income taxes payable	2,846	(95)
Other assets and liabilities	(3,865)	384
Net cash used in operating activities	(359)	(8,684)
Cash flows from investing activities:
Cash paid for property and equipment	(2,131)	(3,271)
Other investments	—	(250)
Net cash used in investing activities	(2,131)	(3,521)
Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock	145,490	—
Costs associated with issuance of convertible preferred stock	(7,006)	—
Payment of preferred dividends	(2,200)	—
Proceeds from long-term debt	2,042	—
Repayment of long-term debt	(131,599)	(5,056)
Payment of deferred financing costs	(7,988)	—
Proceeds from issuance of stock under employee stock purchase plan	259	—
Net cash used in financing activities	(1,002)	(5,056)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,176)	1,682
Net decrease in cash and cash equivalents and restricted cash	(4,668)	(15,579)
Cash and cash equivalents and restricted cash, beginning of period	29,817	34,852
Cash and cash equivalents, end of period	$25,149	$19,273

Supplemental disclosures of cash flow information:
Cash paid for:
Cash paid for interest	$18,381	$18,007
Cash paid for income taxes	$1,733	$2,469
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property and equipment	$146	$62
See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

AgroFresh Solutions, Inc. (the “Company”) is a global leader in delivering innovative food preservation and waste prevention solutions for fresh produce. The Company is empowering the food industry with a range of integrated solutions designed to help growers, packers and retailers improve produce freshness and quality while preventing waste. The Company has an extensive portfolio of solutions to extend freshness across the produce supply chain from near-harvest up to the point-of-sale. These include HarvistaTM for near-harvest optimization and the SmartFreshTM Quality System, the Company's flagship post-harvest freshness solution. Additional post-harvest freshness solutions include fungicides that can be applied to meet various customer operational requirements in both foggable (ActiMist™) and liquid (ActiSeal™) delivery options. The Company has a controlling interest in Tecnidex Fruit Protection, S.A. (“Tecnidex”), a leading regional provider of post-harvest fungicides, waxes, disinfectants and packinghouse equipment for the citrus market. Beyond apples, SmartFresh technology can provide ready-to-eat freshness for other fruits and vegetables including avocados, bananas, melons, tomatoes, broccoli and mangos. Additionally, LandSpringTM eases transplant shock for higher potential yields. RipeLockTM is the Company's modified atmosphere packaging technology for fruits and vegetables. The Company has key products registered in over 50 countries and supports customers with over 25,000 storage rooms globally.

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

COVID-19

In March 2020, the World Health Organization characterized the coronavirus ("COVID-19") a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. During the three months ended September 30, 2020, as the Company’s primary sales regions moved to the northern hemisphere, the COVID-19 pandemic continued to not have a significant adverse impact on the Company’s results of operations. However, there were numerous obstacles presented and some localized financial impacts of the pandemic, including fluctuations in foreign currency exchange rates and customer demand and spending pattern changes. While the Company is following the requirements of governmental authorities and taking additional preventative and protective measures to ensure the safety of its workforce, including implementing remote working arrangements and varying procedures for essential workforce, the Company cannot be 100% certain there will not be any incidents across its global operations that may cause service interruptions. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the coronavirus outbreak, although the Company operates in an industry that thus far has not been as severely impacted as others. Nevertheless, the outbreak presents some uncertainty and risk with respect to the Company and its performance and financial results.

Adoption of Highly Inflationary Accounting in Argentina

GAAP requires the use of highly inflationary accounting for countries whose cumulative three-year inflation rate exceeds 100 percent. The Company closely monitors the inflation data and currency volatility in Argentina, where there are multiple data sources for measuring and reporting inflation. In the second quarter of 2018, the Argentine peso rapidly devalued relative to the

U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation rate in that country exceeded 100 percent as of June 30, 2018. As a result, the Company adopted highly inflationary accounting as of July 1, 2018 for its subsidiary in Argentina. Under highly inflationary accounting, the functional currency of the Company's subsidiary in Argentina became the U.S. dollar, and its income statement and balance sheet are measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on Argentine peso-denominated monetary assets and liabilities are reflected in earnings. As the three-year cumulative inflation rate exceeded 100 percent as of September 30, 2020, there is no change to highly inflationary accounting. As of September 30, 2020, the Company’s subsidiary in Argentina had a net asset position of $3.0 million. Net sales attributable to Argentina were approximately 6% and 6% of the Company’s consolidated net sales for each of the nine months ended September 30, 2020 and 2019, respectively.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographic region, product and timing of transfer of goods and services. The Company determined that disaggregating revenue into these categories achieves the disclosure objective of depicting how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenues for the three months ended September 30, 2020

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenues
Product
1-MCP based	$17,122	$28,906	$845	$1,165	$48,038
Fungicides, waxes, coatings and disinfectants	534	3,011	575	—	4,120
Other*	190	115	210	97	612
	$17,846	$32,032	$1,630	$1,262	$52,770

Pattern of Revenue Recognition
Products transferred at a point in time	$17,663	$31,921	$1,420	$1,165	$52,169
Services transferred over time	183	111	210	97	601
	$17,846	$32,032	$1,630	$1,262	$52,770

Revenues for the three months ended September 30, 2019

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenues
Product
1-MCP based	$19,726	$22,377	$1,680	$1,605	$45,388
Fungicides, waxes, coatings and disinfectants	—	2,857	198	—	3,055
Other*	218	86	108	117	529
	$19,944	$25,320	$1,986	$1,722	$48,972

Pattern of Revenue Recognition
Products transferred at a point in time	$19,802	$25,238	$1,877	$1,605	$48,522
Services transferred over time	142	82	109	117	450
	$19,944	$25,320	$1,986	$1,722	$48,972

Revenues for the nine months ended September 30, 2020

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenues
Product
1-MCP based	$19,264	$37,223	$23,217	$11,538	$91,242
Fungicides, waxes, coatings and disinfectants	534	9,650	1,750	—	11,934
Other*	722	700	938	239	2,599
	$20,520	$47,573	$25,905	$11,777	$105,775

Pattern of Revenue Recognition
Products transferred at a point in time	$19,823	$46,887	$25,338	$11,538	$103,586
Services transferred over time	697	686	567	239	2,189
	$20,520	$47,573	$25,905	$11,777	$105,775

Revenues for the nine months ended September 30, 2019

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenues
Product
1-MCP based	$23,084	$31,965	$27,503	$11,287	$93,839
Fungicides, waxes, coatings and disinfectants	—	11,365	1,458	—	12,823
Other*	954	927	381	171	2,433
	$24,038	$44,257	$29,342	$11,458	$109,095

Pattern of Revenue Recognition
Products transferred at a point in time	$23,380	$43,374	$29,159	$11,309	$107,222
Services transferred over time	658	883	183	149	1,873
	$24,038	$44,257	$29,342	$11,458	$109,095

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
(1)            North America includes the United States and Canada.
(2)             EMEA includes Europe, the Middle East and Africa.
(3)             Latin America includes Argentina, Brazil, Chile, Costa Rica, Colombia, Dominican Republic, Ecuador, Guatemala, Mexico, Peru and Uruguay.
(4)             Asia Pacific includes Australia, China, India, Japan, New Zealand, the Philippines, South Korea, Taiwan and Thailand.

Contract Assets and Liabilities

ASC 606 requires an entity to present a revenue contract as a contract asset when the entity performs its obligations under the contract by transferring goods or services to a customer before the customer pays consideration or before payment is due. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g., receivable), before the entity transfers a good or service to the customer. The following table presents changes in the Company’s contract assets and liabilities during the nine months ended September 30, 2020 and the year ended December 31, 2019:

(in thousands)	Balance at January 1, 2020	Additions	Deductions	Balance at September 30, 2020
Contract assets:
Unbilled revenue	$1,666	11,670	(9,423)	$3,913
Contract liabilities:
Deferred revenue	$1,175	4,437	(4,239)	$1,373

(in thousands)	Balance at January 1, 2019	Additions	Deductions	Balance at December 31, 2019
Contract assets:
Unbilled revenue	$1,956	10,029	(10,319)	$1,666
Contract liabilities:
Deferred revenue	$1,280	3,032	(3,137)	$1,175

The Company recognizes contract assets in the form of unbilled revenue in instances where services are performed by the Company but not billed by period end. The Company recognizes contract liabilities in the form of deferred revenue in instances where a customer pays in advance for future services to be performed by the Company. The Company generally receives payments from its customers based on standard terms and conditions. No significant changes or impairment losses occurred to contract balances during the nine months ended September 30, 2020. Amounts reclassified from unbilled revenue to accounts receivable for the nine months ended September 30, 2020 and for the year ended December 31, 2019 were $9.4 million and $10.3 million, respectively. Amounts reclassified from deferred revenue to revenue for the nine months ended September 30, 2020 and for the year ended December 31, 2019 were $4.2 million and $3.1 million, respectively.

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

4.    Related Party Transactions
The Company is a party to an ongoing transition services agreement with Dow, a related party. The Company incurred expenses for such transition services for the nine months ended September 30, 2020 and 2019 of $0.04 million and $0.09 million, respectively. As of September 30, 2020 and December 31, 2019, the Company had outstanding amounts payable to Dow of $0.0 million and $0.1 million, respectively.

On June 13, 2020, in connection with the execution of the Investment Agreement (as defined in Note 15- Series B Convertible Preferred Stock and Stockholders’ Equity), the Company, PSP AGFS Holdings, L.P. (the “Investor”) and R&H entered into a side agreement, pursuant to which the parties agreed that if the Investor or its affiliates has the right to designate at least 50% of the total directors on the Company’s board of directors pursuant to the Investment Agreement, so long as R&H or its affiliates beneficially owns at least 20% of the Company’s outstanding common stock (on a fully diluted, “as converted” basis), the Company and the board of directors will increase the size of the board of directors by one member and the board will elect a designee selected by R&H to fill the newly-created vacancy. Such right is in addition to any right that R&H has to appoint a member of the board pursuant to its ownership of the Company’s Series A preferred stock (see Note 15- Series B Convertible Preferred Stock and Stockholders’ Equity).

Refer to Note 3 - Business Combinations and Asset Acquisition regarding the contingent consideration owed to Dow as part of the Business Combination, as well as certain other agreements entered into in connection with the Business Combination, including the termination of the Tax Receivables Agreement in 2019.

During 2016, the Company made a minority investment in RipeLocker, LLC ("RipeLocker"), a company led by George Lobisser, a director of the Company. In February 2019, the Company made a further minority investment in RipeLocker. As of and for the nine months ended September 30, 2020, there were no material amounts paid or owed to RipeLocker or Mr. Lobisser.

5.    Inventories
Inventories at September 30, 2020 and December 31, 2019 consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Raw material	$3,026	$3,401
Work-in-process	8,575	7,278
Finished goods	11,619	10,974
Supplies	1,224	968
Total inventories	$24,444	$22,621

6.     Other Current Assets
The Company's other current assets at September 30, 2020 and December 31, 2019 consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
VAT receivable	$7,627	$4,925
Prepaid income tax asset	5,349	3,616
Prepaid and other current assets	4,289	3,261
Total other current assets	$17,265	$11,802

7.    Property and Equipment
Property and equipment at September 30, 2020 and December 31, 2019 consisted of the following:

(in thousands, except for useful life data)	Useful life (years)	September 30, 2020	December 31, 2019
Buildings and leasehold improvements	7-20	$7,032	$6,508
Machinery & equipment	1-12	11,953	10,954
Furniture	1-12	2,944	2,681
Construction in progress		1,149	902
		23,078	21,045
Less: accumulated depreciation		(9,803)	(7,868)
Total property and equipment, net		$13,275	$13,177

Depreciation expense was $0.7 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively, and $1.9 million and $1.6 million for the nine months ended September 30, 2020 and 2019, respectively. Depreciation expense is recorded in cost of sales, selling, general and administrative expense and research and development expense in the condensed consolidated statements of operations.

8.    Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2020 and the year ended December 31, 2019 were as follows:

(in thousands)	September 30, 2020	December 31, 2019
Beginning balance	$6,323	$6,670
Foreign currency translation	282	(347)
Ending balance	$6,605	$6,323

The Company’s intangible assets at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020				December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Other intangible assets:
Developed technology	$798,240	$(244,918)	$—	$553,322	$758,760	$(206,998)	$—	$551,762
In-process research and development	—	—	—	—	39,000	(7,222)	—	31,778
Trade name	27,158	—	—	27,158	27,200	—		27,200
Service provider network	2,000	—	—	2,000	2,000	—	—	2,000
Customer relationships	18,551	(3,548)	—	15,003	18,058	(2,993)	—	15,065
Software	10,691	(8,967)	—	1,724	9,861	(5,347)	(992)	3,522
Other	100	(71)	—	29	100	(58)	—	42
Total intangible assets	$856,740	$(257,504)	$—	$599,236	$854,979	$(222,618)	$(992)	$631,369

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

At September 30, 2020, the weighted-average amortization periods remaining for developed technology, in-process R&D, customer relationships, software and other was 14.8, 14.0, 12.1, 1.0, and 1.8 years, respectively, and the weighted-average amortization period remaining for these finite-lived intangible assets was 14.6 years.

Estimated annual amortization expense for finite-lived intangible assets subsequent to September 30, 2020 is as follows:

(in thousands)	Amount
2020 (remaining)	$12,045
2021	41,730
2022	40,893
2023	40,791
2024	40,791
Thereafter	393,828
Total	$570,078

Amortization expense for intangible assets was $11.0 million and $11.8 million for the three months ended September 30, 2020 and 2019, respectively, and $32.9 million and $35.1 million for the nine months ended September 30, 2020 and 2019, respectively.

9.    Other Assets

The Company’s other assets at September 30, 2020 and December 31, 2019 consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Right-of-use asset	$5,657	$6,599
Long term sales-type lease receivable	2,354	2,501
Other long term receivable	3,438	3,061
Total other assets	$11,449	$12,161

10.    Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities at September 30, 2020 and December 31, 2019 consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Accrued compensation and benefits	$7,111	$7,307
Accrued taxes	6,501	3,017
Lease liability	1,368	1,493
Accrued rebates payable	3,001	1,377
Insurance premium financing payable	1,151	1,000
Severance	218	444
Deferred revenue	1,373	1,175
Accrued interest	66	71
Interest rate swap	290	—
Other	5,586	8,466
Total accrued and other current liabilities	$26,665	$24,350

Other current liabilities include primarily professional services, litigation and research and development accruals.

11.    Debt
The Company’s debt, net of unamortized deferred issuance costs, at September 30, 2020 and December 31, 2019 consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Total term loan outstanding	$275,000	$405,875
Unamortized deferred issuance costs	(9,018)	(3,886)
Tecnidex loan outstanding	2,184	750
Less: Amounts due within one year	3,316	4,675
Total long-term debt due after one year	$264,850	$398,064

Restated Credit Facility

On July 27, 2020, the Company completed a comprehensive refinancing (the “Refinancing”) by (i) entering into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with the other loan parties party thereto, Bank of Montreal, as administrative agent and the lenders party thereto, and (ii) consummating the transactions contemplated by the Investment Agreement (as defined and described in Note 15 – Series B Convertible Preferred Stock and Stockholders’ Equity). The Restated Credit Agreement amends and restates in its entirety the Prior Credit Facility (defined below).

The Restated Credit Agreement provides for a $25.0 million revolving credit facility (the “Restated Revolving Loan”) which matures on June 30, 2024, and a $275.0 million term credit facility (the “Restated Term Loan” and, together with the Restated Revolving Loan, the “Restated Credit Facility”), which matures on December 31, 2024. The Restated Credit Facility includes a $5.0 million swingline commitment and a $10.0 million letter of credit sub-limit. Loans under the Restated Term Loan bear interest at a rate equal to, at the Company’s option, either the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus an Applicable Rate of 6.25% per annum, or the Alternate Base Rate plus an Applicable Rate of 5.25% per annum. Loans under the Restated Revolving Loan bear interest at a rate equal to, at the Company’s option, the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus the Applicable Rate ranging from 6.25% to 6.0% per annum, based on certain ratios. The interest rate was 7.25% for the three months ended September 30, 2020. The Company is also required to pay a commitment fee on the unused portion of the Restated Revolving Loan at a rate ranging from 0.5% to 0.375%, based on certain ratios. The Company is required to make mandatory prepayments of outstanding indebtedness under the Restated Credit Agreement under certain circumstances.

The obligations of AgroFresh Inc., a wholly-owned subsidiary of the Company and the borrower under the Restated Credit Facility, are initially guaranteed by the Company and the Company’s wholly-owned subsidiary, AF Solutions Holdings LLC (together with AgroFresh Inc. and the Company, the “Loan Parties”) and may in the future be guaranteed by certain other domestic subsidiaries of the Company. The obligations of the Loan Parties under the Credit Agreement and other loan documents are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in all tangible and intangible assets of the Loan Parties, except for certain excluded assets, and equity interests of certain foreign subsidiaries of the Loan Parties held by the Loan Parties (subject to certain exclusions and limitations).

The Refinancing was deemed a partial extinguishment of the Term Loan (as defined below) under ASC Topic No. 470-50, “Debt – Modifications and Extinguishments” (Topic No. 470), whereby $107.1 million of the $403.8 million outstanding at the time of the Refinancing was deemed an extinguishment and $296.7 million was deemed a modification of debt. As such, unamortized deferred issuance costs related to the extinguishment of $0.7 million were written off in debt modification and extinguishment expenses and the remaining $1.9 million was deferred and amortized over the term of the Restated Term Loan.

In connection with the Restated Term Loan, expenses incurred related to existing lenders of $4.4 million were recognized in debt modification and extinguishment expenses. Expenses to new lenders of $1.1 million were deferred and amortized over the term of the Restated Term Loan along with $6.4 million of lender fees and issue discounts.

In total, the Company deferred debt issuance costs of $7.5 million related to the Restated Term Loan, $1.9 million related to the modification of the Term Loan and $0.5 million related to the Restated Revolving Loan. The debt issuance costs associated with the Restated Term Loan were capitalized against the principal balance of the debt, and the Restated Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense using the effective interest method for the duration of each respective debt facility. The interest expense related to the amortization of the Restated Credit Facility debt issuance costs during the three months ended September 30, 2020 was $0.3 million. As of September 30, 2020 there were $9.0 million of unamortized deferred issuance costs.

At September 30, 2020, there was $275.0 million outstanding under the Restated Term Loan and no balance outstanding under the Restated Revolving Loan. At September 30, 2020, the Company evaluated the amount recorded under the Restated Term Loan and determined that the fair value was approximately $267.4 million. The fair value of the debt is based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.

Certain restrictive covenants are contained in the Restated Credit Agreement, and the Company was in compliance with these covenants as of September 30, 2020.

Prior Credit Facility

On July 31, 2015, in connection with the consummation of the Business Combination, AgroFresh Inc. as the borrower and AF Solutions Holdings LLC as the guarantor, entered into a Credit Agreement with Bank of Montreal, as administrative agent (as subsequently amended prior to the Refinancing, the “Prior Credit Facility”). The Prior Credit Facility consisted of a $425.0 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a revolving loan facility (the “Revolving Loan”). The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to Dow in connection with the Business Combination.

The Revolving Loan included a $10.0 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. The Term Loan had a scheduled maturity date of July 31, 2021. As discussed above, the Prior Credit Facility was refinanced on July 27, 2020, and there were no amounts outstanding as of September 30, 2020. The interest rates on borrowings under the facilities were either the alternate base rate plus 3.75% or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios).

As of the Closing Date, the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. The interest expense related to the amortization of the Term Loan debt issuance costs during the three months ended September 30, 2020 and 2019, was approximately $0.2 million and $0.6 million, respectively. The interest expense related to the amortization of the Term Loan debt issuance costs during the nine months ended September 30, 2020 and 2019 was approximately $1.4 million and $1.7 million, respectively.

Tecnidex Debt

On March 23, 2020, Tecnidex entered into a €1.0 million loan agreement with Banco Santander, S.A., which provides funding through March 2023 at a 1.5% interest rate. In May 2020, Tecnidex entered into a €0.3 million loan agreement with BBVA, which provides funding through May 2025 at a 2.2% interest rate. In July 2020, Tecnidex entered into a €0.6 million loan agreement with Banco Santander, S.A., which provides funding through July 2025 at a 2.5% interest rate.

Scheduled principal repayments of debt subsequent to September 30, 2020 are as follows:

(in thousands)	Amount
2020 (remaining)	$815
2021	3,348
2022	3,390
2023	3,181
2024 and thereafter	$266,450
Total	$277,184

Interest Rate Swap

The Company entered into an interest rate swap contract in August 2019 to hedge interest rate risk remaining outstanding with the Restated Credit Facility. During the three and nine months ended September 30, 2020, an unrealized gain of $0.3 million and an unrealized loss of $0.4 million was recognized, respectively, in connection with this swap, which is still outstanding. The interest rate swap contract matures on December 31, 2020.

The Company entered into an interest rate swap contract in January 2018 to hedge interest rate risk associated with the Term Loan. The hedge was settled in September 2018 for $4.0 million, which is being amortized through December 31, 2020, the remaining period of the original hedge.

PPP Loan

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

As of September 30, 2020, the Company has used the entire loan proceeds to fund its eligible payroll expenses and mortgage interest, avoiding furlough of office employees. As a result, the Company believes that it has met the PPP eligibility criteria for forgiveness and has concluded that the loan represents, in substance, a government grant that is expected to be forgiven. As such, in accordance with IAS 20 “Accounting for Government Grants and Disclosure of Government Assistance” the Company has recognized the entire loan amount as Grant Income at September 30, 2020.

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

Lease expense is primarily included in general and administrative expenses in the condensed consolidated statements of operations. Additional information regarding the Company's operating leases is as follows:

(in thousands)	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Operating leases	$662	$591	$1,916	$1,849
Short-term leases (1)	6	5	182	52
Total lease expense	$668	$596	$2,098	$1,901
(1)    Leases with an initial term of twelve months or less are not recorded on the balance sheet.

Other information on operating leases	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Cash payments included in operating cash flows	$1,645	$1,625
Right-of-use assets obtained in exchange for new lease	$769	$376
Weighted average discount rate	9.11%	9.33%
Weighted average remaining lease term in years	5.09	5.53

The following table presents the contractual maturities of the Company's lease liabilities as of September 30, 2020:

(in thousands)	Lease Liability
Remainder of 2020	$485
2021	1,784
2022	1,496
2023	1,228
2024 and thereafter	2,290
Total undiscounted lease payments	7,283
Less: present value adjustment	1,450
Operating lease liability	$5,833

The following table presents the contractual maturities of the Company's lease liabilities as of December 31, 2019:

(in thousands)	Future lease Payments
2020	$1,939
2021	1,670
2022	1,509
2023	1,294
2024 and thereafter	2,380
Total undiscounted lease payments	8,792
Less: present value adjustment	1,960
Operating lease liability	$6,832
13.    Other Noncurrent Liabilities
The Company’s other noncurrent liabilities at September 30, 2020 and December 31, 2019 consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Lease liability	$4,465	$5,339
Other (1)	1,524	1,907
Total other noncurrent liabilities	$5,989	$7,246

(1) Other noncurrent liabilities include long-term rebates and pension liabilities.

14.    Severance
Severance expense was $0.4 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and $0.5 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively. These amounts, which do not include stock compensation expense, were recorded in selling, general and administrative expense in the condensed consolidated statements of operations. As of September 30, 2020 and December 31, 2019, the Company had a $0.2 million and $0.4 million severance liability, respectively.

15.    Series B Convertible Preferred Stock and Stockholders’ Equity
Series B Convertible Preferred Stock
On June 13, 2020, the Company entered into an Investment Agreement (the “Investment Agreement”) with the Investor, an affiliate of Paine Schwartz Partners, LLC (“PSP”), pursuant to which, subject to certain closing conditions, the Investor agreed to purchase in a private placement an aggregate of $150,000,000 of convertible preferred equity of the Company. The transaction closed on July 27, 2020 and a total of 150,000 shares of the Company’s newly-designated Series B-1 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-1 Preferred Stock”) were purchased in such transaction (the “Private Placement”). On September 22, 2020, following the approval of the transactions contemplated by the Investment Agreement by the necessary regulatory body, the Company issued to the Investor, for no additional consideration, a total of 150,000 shares of the Company’s newly-designated Series B-2 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-2 Preferred Stock”). On September 25, 2020 (the "Exchange Date"), the Investor elected to exchange the shares of the Company’s Series B-1 Convertible Preferred Stock and Series B-2 Preferred Stock held by it for a total of 150,000 shares of the Company’s newly-designated Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). Accordingly, effective as of the Exchange Date, the Company issued 150,000 shares of Series B Convertible Preferred Stock, par value $0.0001 per share, to the Investor and all of the shares of Series B-1 Preferred Stock and Series B-2 Preferred Stock held by the Investor were cancelled. No shares of Series B-1 Preferred Stock or Series B-2 Preferred Stock are outstanding as of September 30, 2020.

The Series B Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series B Preferred Stock has a liquidation preference of $1,000 per share (the “Stated Value”). Holders of the Series B Preferred Stock are entitled to a cumulative dividend at a rate of 16% per annum, of which 50% will be payable in cash and 50% will be payable in kind until the first anniversary of the Closing Date, after which 50% will be payable in cash, 37.5% will be payable in kind, and the remaining 12.5% will be payable in cash or in kind, at the Company’s option, subject in each case to adjustment under certain circumstances. Dividends on the Series B Preferred Stock are cumulative and payable quarterly in arrears. All dividends that are paid in kind will accrete to, and increase, the Stated Value. The applicable dividend rate is subject to increase by 2% per annum during any period that the Company is in breach of certain provisions of the applicable Certificate of Designation of the Preferred Stock. The Series B Preferred Stock has been classified as temporary equity as it may be contingently redeemable in the event of a change of control, which is outside of the Company's control.

Associated with the Series B Preferred Stock, the Company paid $4.4 million of total dividends, of which $2.2 million were in additional preferred shares and $2.2 million were in cash for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2019, the Company paid no dividends. As of September 30, 2020 and December 31, 2019, the Company had no accrued dividends.

The Series B Preferred Stock is convertible into Common Stock at the election of the holder at any time at an initial conversion price of $5.00 (the “Conversion Price”). The Conversion Price is subject to customary adjustments, including for stock splits and other reorganizations affecting the Common Stock and pursuant to certain anti-dilution provisions for below market issuances. As of September 30, 2020 and December 31, 2019, the maximum number of shares of common stock that could be issued upon conversion of the outstanding shares of Series B Preferred Stock was 30,440,000 and 0 shares, respectively.

The below table outlines the change in Series B Preferred Stock during the nine months ended September 30, 2020.

	Series B-1 Convertible Preferred Stock		Series B-2 Convertible Preferred Stock		Series B Convertible Preferred Stock
(in thousands, except share)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	—	$—	—	$—
Issuance of preferred stock	150,000	150,000	150,000	—	150,000	150,000
Exchange to Series B preferred stock	(150,000)	(150,000)	(150,000)	—	—	—
Issuance-related expenses	—	—	—	—	—	(11,516)
Additional preferred shares	—	—	—	—	—	2,200
Balance at September 30, 2020	—	$—	—	$—	150,000	$140,684

In connection with the consummation of the Investment Agreement, the Company and the Investor entered into a Registration Rights Agreement (the “Registration Rights Agreement”), dated as of July 27, 2020. The Registration Rights Agreement provides that the Company will use its commercially reasonable efforts to prepare and file a shelf registration statement with the SEC no later than the first business day following January 27, 2022, and to use its commercially reasonable efforts to cause such shelf registration statement to be declared effective as promptly as is reasonably practicable after its filing to permit the public resale of registrable securities covered by the Registration Rights Agreement. The registrable securities generally include any shares of the Company’s common stock into which the Series B Preferred Stock is convertible, and any other securities issued or issuable with respect to any such shares of common stock by way of share split, share dividend, distribution, recapitalization, merger, exchange, replacement or similar event or otherwise.

Common Stock

The authorized common stock of the Company consists of 400,000,000 shares with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of September 30, 2020, there were 52,393,579 shares of common stock outstanding.

Warrants

On July 31, 2020, all outstanding warrants, consisting of warrants to purchase 15,983,072 shares of the Company’s common stock outstanding at a strike price of $11.50, expired. Of the 15,983,072 warrants, 9,823,072 were issued as part of the units sold in the Company's initial public offering in February 2014 (1,201,928 warrants were subsequently repurchased during 2015) and 6,160,000 warrants were sold in a private placement at the time of such public offering.

Series A Preferred Stock

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

ATM Facility

In December 2018, the Company filed a shelf registration statement (File No. 333-229002) (the “Form S-3 Shelf”) with the Securities and Exchange Commission, that became effective in February 2019. On June 25, 2020, the Company established an at-the-market offering facility (the “ATM Facility”) under the Form S-3 Shelf, with Virtu Americas LLC, acting as sales agent with support from H.C. Wainwright & Co and Roth Capital Partners. The Company’s board of directors approved sales of up to $30,000,000 maximum aggregate offering of the Company’s common stock under the ATM Facility. Effective as of August 7, 2020, the Company suspended sales under its ATM Facility, in light of the Company’s recent completion of the Refinancing and current market conditions. No sales have been effected pursuant to the ATM Facility to date.

16.    Stock-based Compensation
In July 2015, the Company adopted the 2015 Incentive Compensation Plan (as amended, the “Plan”), pursuant to which the Compensation Committee of the Company is authorized to grant up to 7,150,000 shares to officers and employees of the Company, in the form of equity-based awards, including time or performance based options and restricted stock.

In June 2019, the Company's shareholders approved the 2019 Employee Stock Purchase Plan (the "ESPP"), which became effective July 1, 2019. 500,000 shares of common stock are reserved for issuance under the ESPP. As of September 30, 2020, 253,042 shares had been issued under the ESPP.

Stock compensation expense for equity-classified and liability-classified awards was $0.9 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively. Stock compensation expense for equity-classified and liability-classified awards was $2.7 million and $2.1 million for the nine months ended September 30, 2020 and 2019, respectively. Stock compensation expense is recognized in cost of goods sold, selling, general and administrative expenses and research and development expenses. At September 30, 2020, there was $5.3 million of unrecognized compensation cost relating to outstanding unvested equity instruments expected to be recognized over the weighted average period of 1.9 years.

17.    Earnings Per Share
Basic (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding for the period. The Company had a loss for the nine months ended September 30, 2020 and 2019. Therefore, the effect of stock-based awards including options, restricted stock, restricted stock units and warrants outstanding at September 30, 2020 and 2019, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive.

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net (loss) income per common share:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Basic weighted-average common shares outstanding	51,001,852	50,227,590	50,765,829	50,138,835
Effect of dilutive options, performance stock units and restricted stock	—	60,714	—	—
Diluted weighted-average shares outstanding	51,001,852	50,288,304	50,765,829	50,138,835

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

The following represents the weighted-average number of shares that could potentially dilute basic earnings per share in the future:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Convertible preferred stock	21,526,522	—	7,227,883	—
Stock-based compensation awards(1):
Stock options	799,570	1,028,583	804,267	949,987
Restricted stock to non-directors	1,811,016	749,510	1,079,151	624,930
Warrants:
Private placement warrants	2,075,652	6,160,000	4,788,613	6,160,000
Public warrants	3,309,948	9,823,072	7,636,184	9,823,072
(1)             SARs and Phantom Shares are payable in cash so will have no impact on number of shares.

Warrants and options are considered anti-dilutive and excluded when the exercise price exceeds the average market value of the Company’s common stock price during the applicable period.

18.    Income Taxes
The provision for income taxes consists of provisions for federal, state and foreign incomes taxes. The effective tax rates for the periods ended September 30, 2020 and September 30, 2019, reflect the Company’s expected tax rate on reported income (loss)

from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in the U.S. and various other jurisdictions outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

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

The Company's U.S. operations have incurred cumulative taxable losses through September 30, 2020. The Company’s U.S. net operating loss carry forwards and carry forwards of other tax attributes are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. The utilization of the tax attributes may become restricted in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of the tax attributes that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will generally be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. Please refer to Note 4 regarding the ownership change in the quarter ended September 30, 2020. The Company completed a Section 382 study and determined the ownership change gave rise to the restrictions that will limit the realizability of certain U.S. tax attributes.

Typically, the Company has calculated its provision for income taxes during its interim reporting periods by applying an estimate of the annual effective tax rate for the full year "ordinary" income or loss for the respective reporting period. For the nine months ended September 30, 2020, the Company has computed its provision for income taxes under the discrete method which allows the Company to calculate its tax provision based upon the actual effective tax rate for the year-to-date. The discrete method was determined to be an appropriate method for estimating its tax provision for the nine months ended September 30, 2020 as it provides a reliable estimate as opposed to changes in estimated "ordinary" income or loss which would have resulted in significant fluctuations when estimating the annual effective tax rate.

The effective tax rate for the nine months ended September 30, 2020 differs from the U.S. statutory tax rate of 21%, primarily because of changes in valuation allowance positions related to the United States and certain foreign jurisdictions and by foreign exchange currency gains, offset by foreign provision to return tax benefits, primarily in France. The Company recorded an increase of $24.7 million in the valuation allowance for the three months ended September 30, 2020, primarily as a result of the ownership change that will limit the realizability of certain U.S. tax attributes.

The Company's effective tax rate for the three and nine months ended September 30, 2020 was 743.9% and (111.7)%, respectively, compared to the effective tax rate for the three and nine months ended September 30, 2019 of 214.0% and 28.2%, respectively.

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

Our chief operating decision-maker does not evaluate operating segments using asset or liability information. The following table presents a breakdown of our revenues and gross profit based on reportable segments for the three and nine months ended September 30, 2020 and 2019.

(in thousands)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
AgroFresh Core
Revenues	$49,343	$45,917	$94,723	$96,272
Gross Profit	38,283	34,182	73,080	72,679
Tecnidex
Revenues	3,427	3,055	11,052	12,823
Gross Profit	976	898	4,203	4,900
Total Revenues	$52,770	$48,972	$105,775	$109,095
Total Gross Profit	$39,259	$35,080	$77,283	$77,579

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

21.    Fair Value Measurements
Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2020:

(in thousands)	Level 1	Level 2	Level 3	Total
Liability-classified stock compensation (1)	$—	$—	$294	$294
Interest rate swap	—	—	290	290
Total	$—	$—	$584	$584

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

	September 30, 2020
Grant date fair value	$1.70	—	$7.28
Risk-free interest rate	0.27%	—	2.39%
Expected life (years)	2.71	—	2.75
Estimated volatility factor	65.1%	—	69.9%
Expected dividends	None

There were no transfers between Level 1 and Level 2 and no transfers out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2020.

At September 30, 2020, the Company evaluated the amount recorded under the Restated Term Loan and determined that the fair value was approximately $267.4 million. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis
The following table presents the changes during the period presented in the Company's Level 3 financial instrument liabilities that are measured at fair value on a recurring basis.

(in thousands)	Liability-classified stock compensation	Interest rate swap	Total
Balance, December 31, 2019	$218	$(95)	$123
Stock compensation activity	76	—	76
Mark-to-market adjustment	—	385	385
Balance, September 30, 2020	$294	$290	$584

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

AgroFresh’s current flagship product, SmartFresh, regulates the post-harvest ripening effects of ethylene, the naturally occurring plant hormone that triggers ripening in certain fruits and vegetables. SmartFresh is naturally biodegradable, leaves no detectable residue and has been approved for use by many domestic and global regulatory organizations. Harvista extends the Company’s proprietary technology into the field, including treatment of cherries and blueberries early in the growing season and near-harvest management of apples and pears. FreshCloud Storage InsightsTM is an atmospheric monitoring system that leverages the Company's extensive understanding of fruit physiology, fruit respiration, controlled atmosphere technology and new proprietary diagnostic tools to provide improved real-time guidance to producers and packers of fresh produce regarding storage conditions so timely corrective measures can be taken. LandSpringTM is an innovative 1-MCP technology targeted to transplanted vegetable seedlings. It is currently registered for use on tomatoes, peppers and 14 other crops in the U.S. It reduces transplant shock, resulting in less seedling mortality and faster crop establishment, which leads to a healthier crop and improved yields.

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

Impact of COVID-19

In March 2020, the COVID-19 outbreak was declared a National Public Health Emergency which continues to spread throughout the world and has adversely impacted global activity and contributed to significant declines and volatility in financial markets. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. During the three months ended September 30, 2020, as the Company’s primary sales regions moved to the northern hemisphere, the COVID-19 pandemic continued to not have a significant adverse impact on our results of operations. However, there were numerous obstacles presented and some localized financial impacts of the pandemic, including fluctuations in foreign currency exchange rates and customer demand and spending pattern changes. While we are following the requirements of governmental authorities and taking additional preventative and protective measures to ensure the safety of our workforce, including implementing remote working arrangements and varying procedures for essential workforce, we cannot be 100% certain that there will not be any incidents across our global operations that may cause service interruptions. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the coronavirus outbreak, although the Company operates in an industry that thus far has not been as severely impacted as others. Nevertheless, the outbreak presents some uncertainty and risk with respect to the Company and its performance and financial results.

Demand for the Company’s Offerings

The Company services customers in over 50 countries and derives its revenue by assisting growers and packers to optimize the value of their crops primarily through the post-harvest period. Its products and services add value to customers by reducing food spoilage and extending the life of perishable fruits. The U.S. Food and Agriculture Organization of the United Nations has estimated that a growing global population will require a near doubling of food production in developing countries by 2050 to meet the expected demand of a worldwide population of nine billion people.

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

Results of Operations
The following table summarizes the results of operations for the three and nine months ended September 30, 2020 and September 30, 2019:

(in thousands)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net sales	$52,770	$48,972	$105,775	$109,095
Cost of sales (excluding amortization, shown separately below)	13,511	13,892	28,492	31,516
Gross profit	39,259	35,080	77,283	77,579
Research and development expenses	2,852	2,566	8,389	9,720
Selling, general and administrative expenses	13,494	14,998	39,925	47,044
Amortization of intangibles	10,973	11,754	32,866	35,136
Impairment of long lived assets	—	—	—	992
Change in fair value of contingent consideration	—	(229)	—	128
Grant income	—	—	(2,974)	—
Operating income (loss)	11,940	5,991	(923)	(15,441)
Other income (expense)	96	(81)	1,596	(119)
Debt modification and extinguishment expenses	(5,028)	—	(5,028)	—
Gain (loss) on foreign currency exchange	1,390	54	2,466	(2,884)
Interest expense, net	(4,922)	(8,606)	(18,401)	(26,021)
Gain (loss) before income taxes	3,476	(2,642)	(20,290)	(44,465)
Income taxes expense (benefit)	25,857	(5,653)	22,656	(12,530)
Net (loss) income including non-controlling interests	(22,381)	3,011	(42,946)	(31,935)
Less: Net loss attributable to non-controlling interests	(494)	(278)	(857)	(336)
Net (loss) income attributable to AgroFresh Solutions, Inc	(21,887)	3,289	(42,089)	(31,599)
Less: Dividends on convertible preferred stock	4,400	—	4,400	—
(Loss) income attributable to AgroFresh Solutions, Inc. common stockholders	$(26,287)	$3,289	$(46,489)	$(31,599)

Comparison of Results of Operations for the three months ended September 30, 2020 versus the three months ended September 30, 2019.

Net Sales

Net sales were $52.8 million for the three months ended September 30, 2020, as compared to net sales of $49.0 million for the three months ended September 30, 2019, an increase of 7.8%. The impact of the change in foreign currency exchange rates compared to the third quarter of 2019 increased revenue by $1.1 million. Excluding this impact, revenue increased approximately 5.6%. The net sales increase was primarily the result of SmartFresh growth in Europe due in part to the normalization of harvest seasonality versus prior year, increased traction of Harvista in European markets, and positive contributions from Tecnidex.

Cost of Sales

Cost of sales was $13.5 million for the three months ended September 30, 2020, as compared to $13.9 million for the three months ended September 30, 2019. Gross profit margin was 74.4% for the three months ended September 30, 2020 versus 71.6% for the three months ended September 30, 2019. The higher gross margin was primarily the result of the Company's supply chain efficiencies and further supported by price discipline.

Research and Development Expenses

Research and development expenses were $2.9 million and $2.6 million, respectively, for the three months ended September 30, 2020 and September 30, 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $13.5 million for the three months ended September 30, 2020, compared to $15.0 million for the three months ended September 30, 2019, a decrease of 10.0%. Included in selling, general and administrative expenses were $0.4 million in the current year and $1.6 million in the prior year of costs associated with non-recurring items that included M&A, litigation, refinancing and severance costs. Excluding these items, selling general and administrative expenses decreased approximately 1.6% in the third quarter versus the prior year period, which reflects the Company's ongoing cost optimization initiatives, as well as a temporary decrease in travel and other miscellaneous expenses as a result of the global pandemic.

Amortization of Intangibles

Amortization of intangible assets was $11.0 million for the three months ended September 30, 2020, compared to $11.8 million for the three months ended September 30, 2019. The reduction in the amortization expense for the three months ended September 30, 2020 is due to the accelerated amortization of RipeLock in December 2019 of $38.0 million, which resulted in lower quarterly amortization of $0.6 million.

Impairment of Intangibles

There were no indicators of impairment during the three months ended September 30, 2020 and September 30, 2019.

Change in Fair Value of Contingent Consideration

The Company recorded no gain or loss for the three months ended September 30, 2020 related to a change in the fair value of contingent consideration, as compared to a $0.2 million gain in the three months ended September 30, 2019. As discussed in Note 3 - Business Combinations and Asset Acquisition of the unaudited condensed consolidated financial statements, pursuant to the Business Combination the Company entered into various forms of contingent consideration, including the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings. In December 2019, the TRA with Dow was terminated, and the Company paid to Dow an aggregate of $16 million in settlement of all past and estimated future liabilities that would have been owed under the TRA. The fair value adjustment of the contingent consideration related to the Tecnidex acquisition was settled in 2019.

Other Income (Expense)

Other income was $0.1 million for the three months ended September 30, 2020, as compared to expense of $0.1 million for the three months ended September 30, 2019.

Debt Modification and Extinguishment Expenses

The Company recognized debt modification and extinguishment expense of $5.0 million for the three months ended September 30, 2020 as a result of closing the Restated Credit Facility as discussed in Note 11 - Debt of the unaudited condensed consolidated financial statements and below. There was no such expense recognized during the three months ended September 30, 2019.

Interest Expense, Net

Interest expense was $4.9 million for the three months ended September 30, 2020, as compared to $8.6 million for the three months ended September 30, 2019. The decrease was primarily due to $1.9 million lower interest on the long-term debt due to a lower variable rate and principal balance and $0.9 million lower accretion on the TRA due to the settlement of the TRA in December 2019 and an increase in hedge income of $0.7 million.

Gain (loss) on Foreign Currency

Gain on foreign currency was $1.4 million for the three months ended September 30, 2020, as compared to a gain of $0.1 million for the three months ended September 30, 2019.

During the three months ended September 30, 2020, foreign currency gains were recognized related to U.S. dollar intercompany payables to the Brazilian real and Turkish lira, which grew weaker relative to the U.S. dollar.

Income Taxes

Income tax expense was $25.9 million for the three months ended September 30, 2020, compared to income tax benefit of $5.7 million for the three months ended September 30, 2019. During the three months ended September 30, 2020, the Company recorded a valuation allowance of $24.7 million, primarily as a result of the ownership change (related to the new preferred stock investment) that will limit the realizability of certain U.S. tax attributes. For the three months ended September 30, 2019, the quarter’s largest effective tax rate modification related to the elimination of intercompany profits resulted in an income tax benefit.

Comparison of Results of Operations for the nine months ended September 30, 2020 versus the nine months ended September 30, 2019.

Net Sales

Net sales were $105.8 million for the nine months ended September 30, 2020, as compared to net sales of $109.1 million for the nine months ended September 30, 2019, a decrease of 3.0%. The impacts of the change in foreign currency rates reduced revenue by $2.7 million for the nine months ended September 30, 2020. Excluding this impact, revenue decreased approximately 0.5%. The slight decrease in net sales on a constant currency basis was primarily the result of geographic mix, where the relatively strong sales in the EMEA and APAC regions were more than offset by relatively weaker sales in the North America and Latin America regions.

Cost of Sales

Cost of sales was $28.5 million for the nine months ended September 30, 2020, as compared to $31.5 million for the nine months ended September 30, 2019. Gross profit margin was 73.1% for the nine months ended September 30, 2020 versus 71.1% for the nine months ended September 30, 2019. The year over year improvement was a result of the supply chain cost optimizations that were implemented at the end of 2019 and are expected to carry through the balance of 2020.

Research and Development Expenses

Research and development expenses were $8.4 million and $9.7 million, respectively, for the nine months ended September 30, 2020 and September 30, 2019. The decrease in research and development expenses for the nine months ended September 30, 2020 was partially driven by the timing of projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $39.9 million for the nine months ended September 30, 2020 compared to $47.0 million for the nine months ended September 30, 2019, a decrease of 15.1%. There were non-recurring costs associated with M&A, litigation, refinancing and severance in the amount of $2.8 million in the current year and $6.9 million in the prior year period. Excluding these items, selling general and administrative expenses decreased approximately 7.6% over the same period last year driven by ongoing cost optimization initiatives, and to a lesser extent, the temporary decrease in travel and other miscellaneous expenses as a result of the global pandemic.

Amortization of Intangibles

Amortization of intangible assets was $32.9 million for the nine months ended September 30, 2020, compared to $35.1 million for the nine months ended September 30, 2019. The reduction in the amortization expense for the nine months ended September 30, 2020 is due to the accelerated amortization of RipeLock in December 2019 of $38.0 million, which resulted in lower amortization of $1.9 million during the period.

Impairment of Intangibles

There were no indicators of impairment during the nine months ended September 30, 2020. The Company recorded an impairment charge of $1.0 million during the nine months ended September 30, 2019 associated with the Verigo software following a partnership agreement with a new technology provider.

Change in Fair Value of Contingent Consideration

The Company recorded no gain or loss for the nine months ended September 30, 2020, as compared to a $0.1 million loss in the nine months ended September 30, 2019. As discussed in Note 3 - Business Combinations and Asset Acquisition of the unaudited condensed consolidated financial statements, pursuant to the Business Combination the Company entered into various forms of contingent consideration, including the tax amortization benefit contingency. These liabilities are measured at fair value each reporting date and any mark-to-market fluctuations are recognized in earnings. In December 2019, the TRA with Dow was terminated, and the Company paid to Dow an aggregate of $16 million in settlement of all past and estimated future liabilities that would have been owed under the TRA. The fair value adjustment of the contingent consideration related to the Tecnidex acquisition was settled in 2019.

Grant Income

The Company recorded income of $3.0 million in the nine months ended September 30, 2020. Pursuant to the CARES Act, the Company received a Paycheck Protection Program loan to offset eligible costs incurred during the period. As the Company believes it is in compliance with the forgiveness criteria under this loan program, the full amount was recognized as grant income.

Other Income (Expense)

Other income was $1.6 million for the nine months ended September 30, 2020, as compared to $0.1 million expense for the nine months ended September 30, 2019. The Company received $1.6 million in cash from settlement of a litigation matter during the nine months ended September 30, 2020.

Debt Modification and Extinguishment Expenses

The Company recognized debt modification and extinguishment expenses of $5.0 million for the nine months ended September 30, 2020 as a result of closing the Restated Term Facility as discussed in Note 11 - Debt of the unaudited condensed consolidated financial statements and below. There was no such expense recognized during the nine months ended September 30, 2019.

Interest Expense, Net

Interest expense was $18.4 million for the nine months ended September 30, 2020, as compared to $26.0 million for the nine months ended September 30, 2019. The decrease was primarily due to $4.9 million lower interest on long-term debt due to a lower variable rate and principal balance and $2.6 million lower accretion on the TRA due to the settlement of the TRA in December 2019.

Gain (loss) on Foreign Currency

Gain on foreign currency was $2.5 million for the nine months ended September 30, 2020, as compared to a loss of $2.9 million for the nine months ended September 30, 2019.

During the nine months ended September 30, 2020, foreign currency gains were recognized related to the U.S. dollar and euro intercompany payables to Turkish lira, South African rand and Brazilian real, which experienced inflation during the period, offset by foreign currency losses recognized in Argentina due to inflation during the period and hyperinflationary accounting. During the nine months ended September 30, 2019, the loss was primarily related to foreign currency losses in Argentina due to inflation during the period and hyperinflationary accounting.

Income Taxes

Income tax expense was $22.7 million for the nine months ended September 30, 2020, compared to income tax benefit of $12.5 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, there was an increase in the valuation allowance, primarily as a result of the ownership change that will limit the realizability of certain U.S. tax attributes. For the nine months ended September 30, 2019, the period’s largest effective tax rate modification related to the elimination of intercompany profits resulted in an income tax benefit.

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

The following is a reconciliation between the non-GAAP financial measures of EBITDA and Adjusted EBITDA to their most directly comparable GAAP financial measure, net loss:

(in thousands)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
GAAP net (loss) income including non-controlling interests	$(22,381)	$3,011	$(42,946)	$(31,935)
Expense (benefit) for income taxes	25,857	(5,653)	22,656	(12,530)
Interest expense (1)	4,922	8,606	18,401	26,021
Depreciation and amortization	11,630	12,356	34,775	36,692
Non-GAAP EBITDA	$20,028	$18,320	$32,886	$18,248
Share-based compensation	943	959	2,705	2,111
Severance related costs (2)	356	344	430	1,040
Other non-recurring costs (3)	—	1,297	2,383	6,305
(Gain) loss on foreign currency exchange (4)	(1,390)	(54)	(2,466)	2,884
Debt modification and extinguishment costs	5,028	—	5,028	—
Mark-to-market adjustments, net (5)	—	(229)	—	128
Impairment of intangible assets (6)	—	—	—	992
Grant income	—	—	(2,974)	—
Litigation recovery	—	—	(1,600)	—
Non-GAAP Adjusted EBITDA	$24,965	$20,637	$36,392	$31,708

(1)    Interest on debt, accretion for debt discounts, debt issuance costs and contingent consideration.
(2)     Severance costs related to ongoing cost optimization initiatives.
(3)    Costs related to certain professional and other infrequent or non-recurring fees, including those associated with refinancing, litigation and M&A related fees.
(4)    (Gain) loss on foreign currency exchange relates to net losses and gains resulting from transactions denominated in a currency other than the entity's functional currency.
(5)    Non-cash adjustment to the fair value of contingent consideration, including the TRA and contingent payment related to the Tecnidex acquisition.
(6)    Impairment of intangible assets related to software.

The following is a reconciliation between net sales on a non-GAAP constant currency basis to GAAP net sales:

(in thousands)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
GAAP net sales	$52,770	$48,972	$105,775	$109,095
Impact from changes in foreign currency exchange rates	(1,064)	—	2,738	—
Non-GAAP constant currency net sales (1)	$51,706	$48,972	$108,513	$109,095
(1)     The company provides net sales on a constant currency basis to enhance investors’ understanding of underlying business trends and operating performance, by removing the impact of foreign currency exchange rate fluctuations. The impact from foreign currency, calculated on a constant currency basis, is determined by applying prior period average exchange rates to current year results.

Liquidity and Capital Resources
Cash Flow

(in thousands)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net cash used in operating activities	$(359)	$(8,684)
Net cash used in investing activities	$(2,131)	$(3,521)
Net cash used in financing activities	$(1,002)	$(5,056)

Cash used in operating activities was ($0.4) million for the nine months ended September 30, 2020, as compared to cash used in operating activities of ($8.7) million for the nine months ended September 30, 2019. In 2020, net income before non-cash depreciation and amortization was ($8.2) million. Other non-cash charges included stock-based compensation of $2.5 million, $2.3 million of deferred financing costs, a $18.1 million increase in net deferred taxes and interest income recognized on the interest rate swap of ($1.8) million. Additionally, the change in net operating assets was ($13.3) million in 2020. For the nine months ended September 30, 2019, net loss before non-cash depreciation and amortization and changes in fair value of contingent consideration (including accretion) was $7.6 million. Other non-cash charges included interest income recognized on the interest rate swap of ($1.1) million, stock-based compensation of $2.3 million, $2.0 million of deferred financing costs, a ($14.5) million increase in net deferred tax assets, impairment of $1.0 million and other non-cash items of $0.2 million. Additionally, the change in net operating assets was ($6.2) million for the nine months ended September 30, 2019.
Cash used in investing activities was ($2.1) million for the nine months ended September 30, 2020, as compared to ($3.5) million for the nine months ended September 30, 2019. Cash used in investing activities in 2020 was for the purchase of fixed assets and leasehold improvements of ($2.1) million. Cash used in 2019 was for the purchase of fixed assets and leasehold improvements of ($3.3) million and other investments of ($0.3) million.

Cash used in financing activities was ($1.0) million for the nine months ended September 30, 2020, as compared to ($5.1) million for the nine months ended September 30, 2019. Cash used in financing activities in 2020 was for the repayment of debt in the amount of ($131.6) million, payment of deferred financing costs of ($8.0) million, payment of preferred stock costs of ($7.0) million and payment of dividends of ($2.2) million, offset by proceeds from the issuance of preferred stock, net of issuance costs of $145.5 million, long-term borrowings of $2.0 million and proceeds from the issuance of stock of $0.3 million. Cash used in 2019 was for the repayment of debt in the amount of ($5.1) million.

Liquidity

At September 30, 2020, we had $25.1 million of cash and cash equivalents, compared to $29.3 million at December 31, 2019.

Restated Credit Facility

On July 27, 2020, the Company completed a comprehensive refinancing (the “Refinancing”) by (i) entering into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with the other loan parties party thereto, Bank of Montreal, as administrative agent and the lenders party thereto, and (ii) consummating the transactions contemplated by the Investment Agreement (as defined and described below). The Restated Credit Agreement amends and restates in its entirety the Prior Credit Facility (defined below).

The Restated Credit Agreement provides for a $25.0 million revolving credit facility (the “Restated Revolving Loan”) which matures on June 30, 2024, and a $275.0 million term credit facility (the “Restated Term Loan” and, together with the Restated Revolving Loan, the “Restated Credit Facility”), which matures on December 31, 2024. The Restated Credit Facility includes a $5.0 million swingline commitment and a $10.0 million letter of credit sub-limit. Loans under the Restated Term Loan bear interest at a rate equal to, at the Company’s option, either the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus an Applicable Rate of 6.25% per annum, or the Alternate Base Rate plus an Applicable Rate of 5.25% per annum. Loans under the Restated Revolving Loan bear interest at a rate equal to, at the Company’s option, the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus the Applicable Rate ranging from 6.25% to 6.0% per annum, based on certain ratios. The interest rate was 7.25% for the three months ended September 30, 2020. The Company is also required to pay a commitment fee on the unused portion of the Restated Revolving Loan at a rate ranging from 0.5% to 0.375%, based on certain ratios. The Company is required to make mandatory prepayments of outstanding indebtedness under the Restated Credit Agreement under certain circumstances.

The obligations of AgroFresh Inc., a wholly-owned subsidiary of the Company and the borrower under the Restated Credit Facility, are initially guaranteed by the Company and the Company’s wholly-owned subsidiary, AF Solutions Holdings LLC (together with AgroFresh Inc. and the Company, the “Loan Parties”) and may in the future be guaranteed by certain other domestic subsidiaries of the Company. The obligations of the Loan Parties under the Credit Agreement and other loan documents are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in all tangible and intangible assets of the Loan Parties, except for certain excluded assets, and equity interests of certain foreign subsidiaries of the Loan Parties held by the Loan Parties (subject to certain exclusions and limitations).

The Refinancing was deemed a partial extinguishment of the Term Loan (as defined below) under ASC Topic No. 470-50, “Debt – Modifications and Extinguishments” (Topic No. 470), whereby $107.1 million of the $403.8 million outstanding at the time of the Refinancing was deemed an extinguishment and $296.7 million was deemed a modification of debt. As such, unamortized deferred issuance costs related to the extinguishment of $0.7 million were written off in debt modification and extinguishment expenses and the remaining $1.9 million was deferred and amortized over the term of the Restated Term Loan.

In connection with the Restated Term Loan, third-party expenses to existing lenders of $4.4 million were recognized in debt modification and extinguishment expenses. Expenses to new lenders of $1.1 million were deferred and amortized over the term of the Restated Term Loan along with $6.4 million of lender fees and issue discounts.

In total, the Company deferred debt issuance costs of $7.5 million related to the Restated Term Loan, $1.9 million related to the modification of the Term Loan and $0.5 million related to the Restated Revolving Loan. The debt issuance costs associated with the Restated Term Loan were capitalized against the principal balance of the debt, and the Restated Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense using the effective interest method for the duration of each respective debt facility. The interest expense related to the amortization of the Restated Credit Facility debt issuance costs during the three months ended September 30, 2020 was $0.3 million. As of September 30, 2020 there were $9.0 million of unamortized deferred issuance costs.

At September 30, 2020, there was $275.0 million outstanding under the Restated Term Loan and no balance outstanding under the Restated Revolving Loan. At September 30, 2020, the Company evaluated the amount recorded under the Restated Term Loan and determined that the fair value was approximately $267.4 million. The fair value of the debt is based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.

Certain restrictive covenants are contained in the Restated Credit Agreement, and the Company was in compliance with these covenants as of September 30, 2020.

Prior Credit Facility

On July 31, 2015, in connection with the consummation of the Business Combination, AgroFresh Inc. as the borrower and AF Solutions Holdings LLC as the guarantor, entered into a Credit Agreement with Bank of Montreal, as administrative agent (as subsequently amended prior to the Refinancing, the “Prior Credit Facility”). The Prior Credit Facility consisted of a $425.0 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a revolving loan facility (the “Revolving Loan”). The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to Dow in connection with the Business Combination.

The Revolving Loan included a $10.0 million letter-of-credit sub-facility, issuances against which reduce the available capacity for borrowing. The Term Loan had a scheduled maturity date of July 31, 2021. As discussed above, the Prior Credit Facility was refinanced on July 27, 2020, and there were no amounts outstanding as of September 30, 2020. The interest rates on borrowings under the facilities were either the alternate base rate plus 3.75% or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios).

As of the Closing Date, the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. The interest expense related to the amortization of the Term Loan debt issuance costs during the three months ended September 30, 2020 and 2019, was approximately $0.2 million and $0.6 million, respectively. The interest expense related to the amortization of the Term Loan debt issuance costs during the nine months ended September 30, 2020 and 2019 was approximately $1.4 million and $1.7 million, respectively.

Tecnidex Debt

On March 23, 2020, Tecnidex entered into a €1.0 million loan agreement with Banco Santander, S.A., which provides funding through March 2023 at a 1.5% interest rate. In May 2020, Tecnidex entered into a €0.3 million loan agreement with BBVA, which provides funding through May 2025 at a 2.2% interest rate. In July 2020, Tecnidex entered into a €0.6 million loan agreement with Banco Santander, S.A., which provides funding through July 2025 at a 2.5% interest rate.

Preferred Stock Financing

On June 13, 2020, the Company entered into an Investment Agreement (the “Investment Agreement”) with the Investor, an affiliate of Paine Schwartz Partners, LLC (“PSP”), pursuant to which, subject to certain closing conditions, the Investor agreed to purchase in a private placement an aggregate of $150,000,000 of convertible preferred equity of the Company. The transaction closed on July 27, 2020 and a total of 150,000 shares of the Company’s newly-designated Series B-1 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-1 Preferred Stock”) were purchased in such transaction (the “Private Placement”). On September 22, 2020, following the approval of the transactions contemplated by the Investment Agreement by the necessary regulatory body, the Company issued to the Investor, for no additional consideration, a total of 150,000 shares of the Company’s newly-designated Series B-2 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-2 Preferred Stock”). On September 25, 2020 (the "Exchange Date"), the Investor elected to exchange the shares of the Company’s Series B-1 Convertible Preferred Stock and Series B-2 Preferred Stock held by it for a total of 150,000 shares of the Company’s newly-designated Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). Accordingly, effective as of the Exchange Date, the Company issued 150,000 shares of Series B Convertible Preferred Stock, par value $0.0001 per share, to the Investor and all of the shares of Series B-1 Preferred Stock and Series B-2 Preferred Stock held by the Investor were cancelled. No shares of Series B-1 Preferred Stock or Series B-2 Preferred Stock are outstanding as of September 30, 2020.

The Series B Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series B Preferred Stock has a liquidation preference of $1,000 per share (the “Stated Value”). Holders of the Series B Preferred Stock are entitled to a cumulative dividend at a rate of 16% per annum, of which 50% will be payable in cash and 50% will be payable in kind until the first anniversary of the Closing Date, after which 50% will be payable in cash, 37.5% will be payable in kind, and the remaining 12.5% will be payable in cash or in kind, at the Company’s option, subject in each case to adjustment under certain circumstances. Dividends on the Series B Preferred Stock are cumulative and payable quarterly in arrears. All dividends that are paid in kind will accrete to, and increase, the Stated Value. The applicable dividend rate is subject to increase by 2% per annum during any period that the Company is in breach of certain provisions of the applicable Certificate of Designation of the Preferred Stock. The Series B Preferred Stock has been classified as temporary equity as it may be contingently redeemable in the event of a change of control, which is outside of the Company's control.

Associated with the Series B Preferred Stock, the Company paid $4.4 million of total dividends, of which $2.2 million were in additional preferred shares and $2.2 million were in cash for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2019, the Company paid no dividends. As of September 30, 2020 and December 31, 2019, the Company had no accrued dividends.

The Series B Preferred Stock is convertible into Common Stock at the election of the holder at any time at an initial conversion price of $5.00 (the “Conversion Price”). The Conversion Price is subject to customary adjustments, including for stock splits and other reorganizations affecting the Common Stock and pursuant to certain anti-dilution provisions for below market issuances. As of September 30, 2020 and December 31, 2019, the maximum number of shares of common stock that could be issued upon conversion of the outstanding shares of Series B Convertible Preferred Stock was 30,440,000 and 0 shares, respectively.

Off-Balance Sheet Arrangements
As of September 30, 2020, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than as disclosed in Note 20 of the unaudited condensed consolidated financial statements. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

As of September 30, 2020, the Investor owned 150,000 shares of our Series B preferred stock (the “Series B Preferred Stock”), which is currently convertible into approximately 30.4 million shares of our outstanding common stock representing approximately 36% of our outstanding common stock on an as-converted basis (and which votes with our common stock on an as-converted basis), and Dow owned approximately 21 million shares of our outstanding common stock. In addition, we will issue additional shares of Preferred Stock to the Investor as dividends payable-in-kind on the Series B Preferred Stock. Because of the degree of concentration of voting power (and the potential for such power to increase upon the purchase of additional stock and/or the payment of dividends-in-kind), your ability to elect members of our board of directors and influence our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends, may be diminished.

In addition, the Investor and Dow have representation on the Company’s board of directors and have significant control over the management and affairs of the Company. The Investor currently has two designees on the board of directors, and commencing on July 27, 2021 (or earlier under certain circumstances) will have the right to appoint additional directors to the board, such that the total number of its designees would be proportionate to its ownership of common stock, on an as-converted basis. Dow (or an affiliate) has one designee on the board of directors and would have the right to appoint an additional director in the future under certain circumstances. The Investor also has class approval rights over certain specified actions that would affect the holders of the Preferred Stock, and has the right to approve certain corporate actions for so long as it continues to hold at least 10% of the shares of common stock outstanding (on an as-converted basis).

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2019, we had aggregate U.S. net operating loss carryforwards of approximately $102.6 million, These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act, federal net operating losses incurred in taxable years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal net operating losses generated in tax years beginning after December 31, 2017 is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We experienced an ownership change as a result of the consummation of the sale of the Preferred Stock to the Investor. Such ownership change may materially limit certain U.S. tax attributes, which may harm our future operating results by effectively increasing our future tax obligations. The Company will continue to review the realizability of the net operating losses and other tax attributes and may make additional adjustments to the valuation allowance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.		Description
3.1	(1)	Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2015.
3.2	(4)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation.
3.3	(1)	Series A Certificate of Designation.
3.4	(6)	Certificate of Designation of Series B Convertible Preferred Stock.
3.5	(2)	Amended and Restated Bylaws.
3.6	(3)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of September 3, 2015.
3.7	(5)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of November 2, 2017.
4.1	(1)	Specimen Common Stock Certificate.
4.2	(1)	Specimen Warrant Certificate.
10.1	(7)	Amended and Restated Credit Agreement, dated July 27, 2020.
10.2	(7)	Registration Rights Agreement, dated July 27, 2020, between the Company and PSP AGFS Holdings, L.P.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

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
(6)    Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 28, 2020.
(7) Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on July 29, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AgroFresh Solutions, Inc.
Date:	November 5, 2020

/s/ Jordi Ferre
By:	Jordi Ferre
Title:	Chief Executive Officer

/s/ Graham Miao
By:	Graham Miao
Title:	Chief Financial Officer