Form 10-Q
period 2021-03-31
AgroFresh Solutions, Inc.
filed 2021-05-13
CIK 1592016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
The number of shares of common stock outstanding as of April 29, 2021 was 52,963,452.

PART I - FINANCIAL INFORMATION
AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020

ASSETS
Current Assets:
Cash and cash equivalents	$52,868	$50,030
Accounts receivable, net of allowance for doubtful accounts of $2,286 and $2,061, respectively	54,871	63,204
Inventories	22,729	24,579
Other current assets	17,987	17,219
Total Current Assets	148,455	155,032
Property and equipment, net	11,941	12,432
Goodwill	6,622	6,925
Intangible assets, net	577,863	589,201
Deferred income tax assets	10,298	9,699
Other assets	11,542	12,494
TOTAL ASSETS	$766,721	$785,783

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,561	$19,634
Current portion of long-term debt	3,434	3,378
Income taxes payable	3,719	3,471
Accrued expenses and other current liabilities	24,720	25,976
Total Current Liabilities	47,434	52,459
Long-term debt	255,243	264,491
Other noncurrent liabilities	5,880	6,432
Deferred income tax liabilities	39,595	37,834
Total Liabilities	348,152	361,216

Commitments and contingencies (see Note 20)
Temporary Equity:
Series B convertible preferred stock, par value $0.0001; 150,000 shares authorized and designated and 145,046 shares outstanding at March 31, 2021, and 150,000 shares authorized, designated and outstanding at December 31, 2020	141,400	143,728
Redeemable non-controlling interest	8,207	8,446
Stockholders’ Equity:
Common stock, par value $0.0001; 400,000,000 shares authorized, 53,051,476 and 53,092,328 shares issued and 52,390,095 and 52,430,947 outstanding at March 31, 2021 and December 31, 2020, respectively	5	5
Preferred stock, par value $0.0001; 1 share authorized and outstanding at March 31, 2021 and December 31, 2020	—	—
Treasury stock, par value $0.0001; 661,381 shares at March 31, 2021 and December 31, 2020	(3,885)	(3,885)
Additional paid-in capital	547,480	552,776
Accumulated deficit	(236,413)	(244,836)
Accumulated other comprehensive loss	(38,225)	(31,667)
Total Stockholders' Equity	268,962	272,393
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$766,721	$785,783

 See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net sales	$38,992	$33,023
Cost of sales (excluding amortization, shown separately below)	10,314	8,528
Gross profit	28,678	24,495
Research and development expenses	3,298	2,642
Selling, general and administrative expenses	13,551	13,709
Amortization of intangibles	10,763	10,957
Operating income (loss)	1,066	(2,813)
Other income	14,398	1,507
Gain on foreign currency exchange	433	627
Interest expense, net	(5,890)	(6,966)
Income (loss) before income taxes	10,007	(7,645)
Income taxes expense (benefit)	1,823	(3,831)
Net income (loss) including non-controlling interest	8,184	(3,814)
Less: Net loss attributable to non-controlling interests	(239)	(97)
Net income (loss) attributable to AgroFresh Solutions, Inc.	8,423	(3,717)
Less: Dividends on convertible preferred stock	6,005	—
Net income (loss) attributable to AgroFresh Solutions, Inc. common stockholders	$2,418	$(3,717)

Earnings (loss) per share of common shares:
Basic	$0.03	$(0.07)
Diluted	$0.03	$(0.07)

Weighted average shares of common stock outstanding:
Basic	51,031,457	50,525,781
Diluted	52,296,288	50,525,781

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net income (loss)	$8,184	$(3,814)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(6,558)	(9,098)
Unrealized loss on hedging activity, net of tax of $— and ($198), respectively	—	(745)
Recognition of gain on hedging activity reclassified to net loss, net of tax of $— and ($78), respectively	—	(279)
Comprehensive income (loss), net of tax	$1,626	$(13,936)

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, December 31, 2020	1	$—	53,092,328	$5	$(3,885)	$552,776	$(244,836)	$(31,667)	$272,393
Stock-based compensation	—	—	—	—	—	752	—	—	752
Issuance of stock, net of forfeitures	—	—	(20,242)	—	—	—	—	—	—
Shares withheld for taxes	—	—	(20,610)	—	—	(43)	—	—	(43)
Convertible preferred dividend	—	—	—	—	—	(6,005)	—	—	(6,005)
Net income attributable to AgroFresh Solutions, Inc.	—	—	—	—	—	—	8,423	—	8,423
Comprehensive loss	—	—	—	—	—	—	—	(6,558)	(6,558)
Balances, March 31, 2021	1	$—	53,051,476	$5	$(3,885)	$547,480	$(236,413)	$(38,225)	$268,962

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, December 31, 2019	1	$—	51,839,527	$5	$(3,885)	$560,890	$(192,264)	$(31,060)	$333,686
Stock-based compensation	—	—	—	—	—	643	—	—	643
Issuance of stock, net of forfeitures	—	—	26,829	—	—	—	—	—	—
Shares withheld for taxes	—	—	(30,368)	—	—	(166)	—	—	(166)
Adjustment of NCI to redemption value	—	—	—	—	—	(69)	69	—	—
Net loss attributable to AgroFresh Solutions, Inc.	—	—	—	—	—	—	(3,717)	—	(3,717)
Comprehensive loss	—	—	—	—	—	—	—	(10,122)	(10,122)
Balances, March 31, 2020	1	$—	51,835,988	$5	$(3,885)	$561,298	$(195,912)	$(41,182)	$320,324

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash flows from operating activities:
Net income (loss)	$8,184	$(3,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,423	11,577
Provision for bad debts	396	—
Stock-based compensation	752	643
Amortization of deferred financing costs	774	577
Interest income on interest rate swap	—	(357)
Deferred income taxes	937	(5,231)
Loss on sales of property and equipment	7	15
Changes in operating assets and liabilities:
Accounts receivable	5,576	5,773
Inventories	1,256	(3,503)
Prepaid expenses and other current assets	(1,645)	(2,414)
Accounts payable	(2,584)	421
Accrued expenses and other liabilities	(607)	(1,995)
Income taxes payable	447	125
Other assets and liabilities	(1,590)	(763)
Net cash provided by operating activities	23,326	1,054
Cash flows from investing activities:
Cash paid for property and equipment	(430)	(438)
Net cash used in investing activities	(430)	(438)
Cash flows from financing activities:
Repayment of long-term debt	(9,904)	(1,305)
Payment for redemption of convertible preferred stock	(5,330)	—
Payment of preferred dividends	(3,002)	—
Proceeds from long-term debt	—	1,070
Net cash used in financing activities	(18,236)	(235)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,822)	(1,369)
Net increase (decrease) in cash and cash equivalents and restricted cash	2,838	(988)
Cash and cash equivalents and restricted cash, beginning of period	50,030	29,817
Cash and cash equivalents and restricted cash, end of period	$52,868	$28,829

Supplemental disclosures of cash flow information:
Cash paid for:
Cash paid for interest	$5,012	$6,600
Cash paid for income taxes	$842	$1,441
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property and equipment	$95	$32
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$52,868	$28,300
Restricted cash within other current assets	—	529
Total cash and cash equivalents and restricted cash	$52,868	$28,829
See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

AgroFresh Solutions, Inc. (the “Company”) is a global leader in delivering innovative food preservation and waste prevention solutions for fresh produce. The Company is empowering the food industry with a range of integrated solutions designed to help growers, packers and retailers improve produce freshness and quality while reducing waste. The Company has an extensive portfolio of solutions to extend freshness across the produce supply chain from near-harvest up to the point-of-sale. These include HarvistaTM for near-harvest optimization and the SmartFreshTM Quality System, the Company's flagship post-harvest freshness solutions. Additional post-harvest freshness solutions include fungicides that can be applied to meet various customer operational requirements in both foggable (ActiMist™) and liquid (ActiSeal™) delivery options. The Company has a controlling interest in Tecnidex Fruit Protection, S.A. (“Tecnidex”), a leading regional provider of post-harvest fungicides, disinfectants, coatings and packinghouse equipment for the citrus market. Beyond apples and pears, SmartFresh technology can provide ready-to-eat freshness for other fruits and vegetables including avocados, bananas, melons, tomatoes, broccoli and mangos. Additionally, LandSpringTM eases transplant shock for higher potential yields, and RipeLockTM is the Company's modified atmosphere packaging technology for fruits and vegetables. The Company has key products registered in approximately 50 countries and supports customers by protecting over 25,000 storage rooms globally.

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

2.    Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments that are necessary for a fair presentation of the Company's condensed consolidated results of operations, financial condition and cash flows for the periods shown, including normal, recurring accruals and other items. The condensed consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year. For additional information, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2020.

COVID-19

In March 2020, the COVID-19 outbreak was declared a National Public Health Emergency which continues to spread throughout the world and has adversely impacted global activity and contributed to significant declines and volatility in financial markets. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. There have been numerous obstacles presented and some localized financial impacts of the pandemic, including fluctuations in foreign currency exchange rates and customer demand and spending pattern changes. During the three months ended March 31, 2021, the COVID-19 pandemic did not have a significant adverse impact on the Company’s results of operations. While we are following the requirements of governmental authorities and taking additional preventative and protective measures to ensure the safety of our workforce, including remote working arrangements and varying procedures for essential workforce, the outbreak presents some uncertainty and risk with respect to the Company and its performance and financial results.

Adoption of Highly Inflationary Accounting in Argentina

GAAP requires the use of highly inflationary accounting for countries whose cumulative three-year inflation rate exceeds 100 percent. The Company closely monitors the inflation data and currency volatility in Argentina, where there are multiple data sources for measuring and reporting inflation. In the second quarter of 2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation rate in that country exceeded 100 percent as of June 30, 2018. As a result, the Company elected to adopt highly inflationary accounting as of July 1, 2018 for its subsidiary in Argentina. Under highly inflationary accounting, the functional currency of the Company's subsidiary in Argentina became the U.S. dollar, and its income statement and balance sheet will be measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on Argentine peso-denominated monetary assets and liabilities will be reflected in earnings. As the three-year cumulative inflation rate exceeded 100 percent as of March 31, 2021, there is no change to highly inflationary accounting. As of March 31, 2021, the Company’s subsidiary in Argentina had net assets of ($4.4) million. Net sales attributable to Argentina were approximately 11% and 15% of the Company’s consolidated net sales for each of the three months ended March 31, 2021 and 2020, respectively.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographic region, product and timing of transfer of goods and services. The Company determined that disaggregating revenue into these categories achieves the disclosure objective of depicting how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenues for the three months ended March 31, 2021

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenues
Product
1-MCP based	$1,764	$5,362	$18,741	$5,963	$31,830
Fungicides, disinfectants and coatings	14	4,546	1,547	—	6,107
Other*	156	400	451	48	1,055
	$1,934	$10,308	$20,739	$6,011	$38,992

Pattern of Revenue Recognition
Products transferred at a point in time	$1,767	$9,908	$20,627	$5,972	$38,274
Services transferred over time	167	400	112	39	718
	$1,934	$10,308	$20,739	$6,011	$38,992

Revenues for the three months ended March 31, 2020

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenues
Product
1-MCP based	$561	$5,320	$16,582	$4,815	$27,278
Fungicides, disinfectants and coatings	—	3,873	594	—	4,467
Other*	442	439	355	42	1,278
	$1,003	$9,632	$17,531	$4,857	$33,023

Pattern of Revenue Recognition
Products transferred at a point in time	$581	$9,203	$17,439	$4,815	$32,038
Services transferred over time	422	429	92	42	985
	$1,003	$9,632	$17,531	$4,857	$33,023

*Other includes FreshCloud, technical services and sales-type equipment leases related to Tecnidex.

(1)	North America includes the United States and Canada.
(2)	EMEA includes Europe, the Middle East and Africa.
(3)	Latin America includes Argentina, Brazil, Chile, Costa Rica, Colombia, Dominican Republic, Ecuador, Guatemala, Mexico, Peru and Uruguay.

(4)	Asia Pacific includes Australia, China, India, Japan, New Zealand, the Philippines, South Korea, Taiwan and Thailand.

Contract Assets and Liabilities

Accounting Standards Codification ("ASC") 606 Revenue from contracts with Customers requires an entity to present a revenue contract as a contract asset when the entity performs its obligations under the contract by transferring goods or services to a customer before the customer pays consideration or before payment is due. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g., receivable), before the entity transfers a good or service to the customer. The following table presents changes in the Company’s contract assets and liabilities during the three months ended March 31, 2021 and the year ended December 31, 2020:

(in thousands)	Balance at January 1, 2021	Additions	Deductions	Balance at March 31, 2021
Contract assets:
Unbilled revenue	$1,484	4,125	(4,014)	$1,595
Contract liabilities:
Deferred revenue	$1,474	2,436	(2,414)	$1,496

(in thousands)	Balance at January 1, 2020	Additions	Deductions	Balance at December 31, 2020
Contract assets:
Unbilled revenue	$1,666	13,624	(13,806)	$1,484
Contract liabilities:
Deferred revenue	$1,175	5,348	(5,049)	$1,474

The Company recognizes contract assets in the form of unbilled revenue in instances where services are performed by the Company but not billed by period end. The Company recognizes contract liabilities in the form of deferred revenue in instances where a customer pays in advance for future services to be performed by the Company. The Company generally receives payments from its customers based on standard terms and conditions. No significant changes or impairment losses occurred to contract balances during the three months ended March 31, 2021. Amounts reclassified from unbilled revenue to accounts receivable for the three months ended March 31, 2021 and for the year ended December 31, 2020 were $4.0 million and $13.8 million, respectively. Amounts reclassified from deferred revenue to revenue for the three months ended March 31, 2021 and for the year ended December 31, 2020 were $2.4 million and $5.0 million, respectively.

Recently Issued Accounting Standards and Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, "Intangibles - Goodwill and Other", which simplifies the test for goodwill impairment. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have a material impact on the condensed consolidated financial statements of the Company.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which is part of the FASB disclosure framework project to improve the effectiveness of disclosures in the notes to the financial statements. The amendments in the new guidance remove, modify and add certain disclosure requirements related to fair value measurements covered in Topic 820, "Fair Value Measurement". The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the new guidance on January 1, 2020. The adoption of this standard did not have a material impact on the notes to condensed consolidated financial statements of the Company.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, "Income Taxes" and also improve consistent application by clarifying and amending existing guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted the new guidance on January 1, 2021. The adoption of the new guidance did not have a material impact on the condensed consolidated financial statements of the Company.

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

3.    Related Party Transactions
On June 13, 2020, in connection with the execution of the Investment Agreement (as defined in Note 15- Series B Convertible Preferred Stock and Stockholders’ Equity), the Company, PSP AGFS Holdings, L.P. (the “Investor”) and Rohm and Haas Company ("R&H") entered into a side agreement, pursuant to which the parties agreed that if the Investor or its affiliates has the right to designate at least 50% of the total directors on the Company’s board of directors pursuant to the Investment Agreement, so long as R&H or its affiliates beneficially owns at least 20% of the Company’s outstanding common stock (on a fully diluted, “as converted” basis), the Company and the board of directors will increase the size of the board of directors by one member and the board will elect a designee selected by R&H to fill the newly-created vacancy. Such right is in addition to any right that R&H has to appoint a member of the board pursuant to its ownership of the Company’s Series A preferred stock (see Note 15- Series B Convertible Preferred Stock and Stockholders’ Equity).

During 2016, the Company made a minority investment in RipeLocker, LLC ("RipeLocker"), a company led by George Lobisser who was a director of the Company. In February 2019, the Company made a further minority investment in RipeLocker. As of and for the three months ended March 31, 2021, there were no material amounts paid or owed to RipeLocker or Mr. Lobisser. Mr. Lobisser resigned as a director of the Company on February 18, 2021.

4.    Inventories
Inventories at March 31, 2021 and December 31, 2020 consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Raw material	$3,267	$3,100
Work-in-process	7,900	7,079
Finished goods	10,846	13,288
Supplies	716	1,112
Total inventories	$22,729	$24,579

5.     Other Current Assets
The Company's other current assets at March 31, 2021 and December 31, 2020 consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
VAT receivable	$10,399	$9,348
Income tax receivable	4,878	4,716
Prepaid and other current assets	2,710	3,155
Total other current assets	$17,987	$17,219

6.    Property and Equipment
Property and equipment at March 31, 2021 and December 31, 2020 consisted of the following:

(in thousands, except for useful life data)	Useful life (years)	March 31, 2021	December 31, 2020
Buildings and leasehold improvements	7-20	$7,000	$6,416
Machinery & equipment	1-12	11,998	11,981
Furniture	1-12	2,968	3,031
Construction in progress		1,163	1,146
		23,129	22,574
Less: accumulated depreciation		(11,188)	(10,142)
Total property and equipment, net		$11,941	$12,432

Depreciation expense was $0.7 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively. Depreciation expense is recorded in cost of sales, selling, general and administrative expense and research and development expense in the condensed consolidated statements of operations.

7.    Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2021 and the year ended December 31, 2020 were as follows:

(in thousands)	March 31, 2021	December 31, 2020
Beginning balance	$6,925	$6,323
Foreign currency translation	(303)	602
Ending balance	$6,622	$6,925

The Company’s intangible assets at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021			December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets:
Developed technology	$798,270	$(264,397)	$533,873	$798,260	$(254,629)	$543,631
Trade name	27,168	—	27,168	27,343	—	27,343
Service provider network	2,000	—	2,000	2,000	—	2,000
Customer relationships	18,580	(4,330)	14,250	19,072	(4,042)	15,030
Software	10,714	(10,163)	551	10,865	(9,693)	1,172
Other	100	(79)	21	100	(75)	25
Total intangible assets	$856,832	$(278,969)	$577,863	$857,640	$(268,439)	$589,201

At March 31, 2021, the weighted-average amortization periods remaining for developed technology, customer relationships, software and other was 14.2, 11.7, 1.2, and 1.3 years, respectively, and the weighted-average amortization periods remaining for these finite-lived intangible assets was 14.1 years.

Estimated annual amortization expense for finite-lived intangible assets subsequent to March 31, 2021 is as follows:

(in thousands)	Amount
2021 (remaining)	$31,049
2022	40,912
2023	40,781
2024	40,778
2025	40,753
Thereafter	354,422
Total	$548,695

Amortization expense for intangible assets was $10.8 million and $11.0 million for the three months ended March 31, 2021 and 2020, respectively.

8.    Other Assets

The Company’s other assets at March 31, 2021 and December 31, 2020 consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Right-of-use asset	$5,521	$6,184
Long term sales-type lease receivable	2,655	2,821
Other long term receivable	3,366	3,489
Total other assets	$11,542	$12,494

9.    Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities at March 31, 2021 and December 31, 2020 consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Accrued compensation and benefits	$6,687	$7,778
Accrued taxes	8,286	6,649
Lease liability	1,607	1,708
Deferred revenue	1,496	1,474
Accrued rebates payable	949	390
Insurance premium financing payable	310	695
Severance	378	598
Accrued interest	69	83
Other	4,938	6,601
Total accrued and other current liabilities	$24,720	$25,976

Other current liabilities include primarily professional services, litigation and research and development accruals.

10.    Debt
The Company’s debt, net of unamortized deferred issuance costs, at March 31, 2021 and December 31, 2020 consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Total term loan outstanding	$264,563	$274,313
Unamortized deferred issuance costs	(7,847)	(8,588)
Tecnidex loan outstanding	1,961	2,144
Less: Amounts due within one year	3,434	3,378
Total long-term debt due after one year	$255,243	$264,491

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

The Restated Credit Agreement provides for a $25.0 million revolving credit facility (the “Restated Revolving Loan”), which matures on June 30, 2024, and a $275.0 million term credit facility (the “Restated Term Loan” and, together with the Restated Revolving Loan, the “Restated Credit Facility”), which matures on December 31, 2024. The Restated Credit Facility includes a $5.0 million swingline commitment and a $10.0 million letter of credit sub-limit. Loans under the Restated Term Loan bear interest at a rate equal to, at the Company’s option, either the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus an Applicable Rate of 6.25% per annum, or the Alternate Base Rate plus an Applicable Rate of 5.25% per annum. Loans under the Restated Revolving Loan bear interest at a rate equal to, at the Company’s option, the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus the Applicable Rate ranging from 6.25% to 6.0% per annum, based on certain ratios. The interest rate was 7.25% for the three months ended March 31, 2021. The Company is also required to pay a commitment fee on the unused portion of the Restated Revolving Loan at a rate ranging from 0.5% to 0.375%, based on certain ratios. The Company is required to make mandatory prepayments of outstanding indebtedness under the Restated Credit Agreement under certain circumstances. During the three months ended March 31, 2021, a prepayment of principal of $9.1 million was made.

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

In total, the Company deferred debt issuance costs of $7.5 million related to the Restated Term Loan, $1.9 million related to the modification of the Term Loan and $0.5 million related to the Restated Revolving Loan. The debt issuance costs associated with the Restated Term Loan were capitalized against the principal balance of the debt, and the Restated Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense using the effective interest method for the duration of each respective debt facility. The interest expense related to the amortization of the Restated Credit Facility debt issuance costs during the three months ended March 31, 2021 was $0.5 million. As of March 31, 2021 there were $7.8 million of unamortized deferred issuance costs.

At March 31, 2021, there was $264.6 million outstanding under the Restated Term Loan and no balance outstanding under the Restated Revolving Loan. Due to the prepayment, an additional $0.3 million of deferred financing costs were expensed based on the portion of debt paid. At March 31, 2021, the Company evaluated the amount recorded under the Restated Term Loan and determined that the fair value was approximately $263.9 million. The fair value of the debt is based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.

Certain restrictive covenants are contained in the Restated Credit Agreement, and the Company was in compliance with these covenants as of March 31, 2021.

Prior Credit Facility

On July 31, 2015 (the "Closing Date"), the Company consummated a business combination (the "Business Combination"), by and between the Company and The Dow Chemical Company ("Dow), AgroFresh Inc. as the borrower and AF Solutions Holdings LLC as the guarantor, entered into a Credit Agreement with Bank of Montreal, as administrative agent (as subsequently amended prior to the Refinancing, the “Prior Credit Facility”). The Prior Credit Facility consisted of a $425.0 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a revolving loan facility (the “Revolving Loan”). The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to Dow in connection with the Business Combination.

The Revolving Loan included a $10.0 million letter-of-credit sub-facility, issuances against which reduced the available capacity for borrowing. The Term Loan had a scheduled maturity date of July 31, 2021. As discussed above, the Prior Credit Facility was refinanced on July 27, 2020, and there were no amounts outstanding as of March 31, 2021. The interest rates on borrowings under the facilities were either the alternate base rate plus 3.75% or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios).

As of Closing Date, the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. The interest expense related to the amortization of the Term Loan debt issuance costs during the three months ended March 31, 2020 was approximately $0.6 million.

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

Scheduled principal repayments of the Company's debt subsequent to March 31, 2021 are as follows:

(in thousands)	Amount
2021 (remaining)	$2,561
2022	3,444
2023	3,130
2024	257,263
2025	126
Total	$266,524

Interest Rate Swap

The Company entered into an interest rate swap contract in August 2019 to hedge interest rate risk remaining outstanding with the Prior Credit Facility (which swap was rolled over to the Restated Credit Facility). During the three months ended March 31, 2020, an unrealized loss of $0.9 million was recognized in connection with this swap. The interest rate swap contract matured on December 31, 2020.

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

As of March 31, 2021, the Company has used the entire loan proceeds to fund its eligible payroll expenses and mortgage interest, avoiding furlough of office employees. As a result, the Company believes that it has met the PPP eligibility criteria for forgiveness and has concluded that the loan represents, in substance, a government grant that is expected to be forgiven. As such, in accordance with IAS 20 “Accounting for Government Grants and Disclosure of Government Assistance” the Company recognized the entire loan amount as Grant Income during the three months ended June 30, 2020.

The Company does not anticipate that any portion of the loan will be ineligible for forgiveness. However, to the extent that any amount is deemed unforgivable, such amount is payable over two to five years at an interest rate of 1%, with a deferral of payments for the first six months.

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

Lease expense is primarily included in general and administrative expenses in the condensed consolidated statements of operations. Additional information regarding the Company's operating leases is as follows:

(in thousands)	Three months ended March 31, 2021	Three months ended March 31, 2020
Operating Lease Cost
Operating leases	$555	$606
Short-term leases (1)	190	87
Total lease expense	$745	$693
(1)    Leases with an initial term of twelve months or less are not recorded on the balance sheet.

Other information on operating leases:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Cash payments included in operating cash flows	601	521
Right-of-use assets obtained in exchange for new lease	123	21
Weighted average discount rate	8.77%	9.33%
Weighted average remaining lease term in years	4.50	5.30

The following table presents the contractual maturities of the Company's lease liabilities as of March 31, 2021.

(in thousands)	Lease Liability
Remainder of 2021	$1,596
2022	1,804
2023	1,438
2024	757
2025	559
Thereafter	1,177
Total undiscounted lease payments	7,331
Less: present value adjustment	1,594
Operating lease liability	$5,737
12.    Other Noncurrent Liabilities
The Company’s other noncurrent liabilities at March 31, 2021 and December 31, 2020 consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Lease liability	$4,130	$4,650
Other (1)	1,750	1,782
Total other noncurrent liabilities	$5,880	$6,432

(1) Other noncurrent liabilities include long-term rebates and pension liabilities.

13.    Severance
Severance expense was $0.02 million and $0.04 million for the three months ended March 31, 2021 and 2020, respectively. These amounts, which do not include stock compensation expense, were recorded in selling, general and administrative expense in the condensed consolidated statements of operations. As of March 31, 2021 and December 31, 2020, the Company had a $0.4 million and $0.6 million severance liability, respectively.

14.     Redeemable Non-Controlling Interest

On November 7, 2017, the Company entered into a definitive agreement to acquire a controlling-interest in Tecnidex. The transaction was closed on December 1, 2017. At the effective date of the acquisition, the Company acquired 75% of the outstanding capital stock of Tecnidex. In connection with the acquisition of Tecnidex, the Company concurrently entered into option agreements ("Option Agreement") with the Seller related to the remaining 25% equity interest. The Option Agreement permits the residual interest to be "put" by the Seller to the Company, or to allow the Company to "call" the residual interest gradually over time as outlined in the agreement. The Seller's ownership of Tecnidex represents a non-controlling interest ("NCI") to the Company, which is classified outside of stockholders' equity as the option of the Seller is redeemable. As of March 31, 2021 the carrying amount of the NCI was $8.2 million in the condensed consolidated balance sheet. Any changes in the redemption value of the NCI are included as an adjustment to Additional paid-in capital on the balance sheet.

The following table summarizes the changes to the Company's Redeemable non-controlling interest.

(in thousands)	March 31, 2021	December 31, 2020
Beginning balance	$(8,446)	$(7,701)
Net loss attributable to redeemable non-controlling interest	239	394
Adjustment of NCI to redemption value	—	(1,139)
Ending balance	$(8,207)	$(8,446)

15.    Series B Convertible Preferred Stock and Stockholders’ Equity
Series B Convertible Preferred Stock

On June 13, 2020, the Company entered into an Investment Agreement (the “Investment Agreement”) with the Investor, an affiliate of Paine Schwartz Partners, LLC (“PSP”), pursuant to which, subject to certain closing conditions, the Investor agreed to purchase in a private placement an aggregate of $150,000,000 of convertible preferred equity of the Company. The transaction closed on July 27, 2020 and a total of 150,000 shares of the Company’s newly-designated Series B-1 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-1 Preferred Stock”) were purchased in such transaction (the “Private Placement”). On September 22, 2020, following the approval of the transactions contemplated by the Investment Agreement by the necessary regulatory body, the Company issued to the Investor, for no additional consideration, a total of 150,000 shares of the Company’s newly-designated Series B-2 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-2 Preferred Stock”). On September 25, 2020 (the "Exchange Date"), the Investor elected to exchange the shares of the Company’s Series B-1 Convertible Preferred Stock and Series B-2 Preferred Stock held by it for a total of 150,000 shares of the Company’s newly-designated Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). Accordingly, effective as of the Exchange Date, the Company issued 150,000 shares of Series B Convertible Preferred Stock, par value $0.0001 per share, to the Investor and all of the shares of Series B-1 Preferred Stock and Series B-2 Preferred Stock held by the Investor were cancelled. No shares of Series B-1 Preferred Stock or Series B-2 Preferred Stock are outstanding as of March 31, 2021.

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

Associated with the Series B Preferred Stock, the Company paid $6.0 million of total dividends, of which $3.0 million were in additional preferred shares and $3.0 million were in cash for the three months ended March 31, 2021. For the three months ended March 31, 2020, the Company paid no dividends. As of March 31, 2021 and December 31, 2020, the Company had no accrued dividends.

The Series B Preferred Stock is convertible into Common Stock at the election of the holder at any time at an initial conversion price of $5.00 (the “Conversion Price”). The Conversion Price is subject to customary adjustments, including for stock splits and other reorganizations affecting the Common Stock and pursuant to certain anti-dilution provisions for below market issuances. As of March 31, 2021 and December 31, 2020, the maximum number of shares of common stock that could be issued upon conversion of the outstanding shares of Series B Preferred Stock was 30,583,399 and 31,048,800 shares, respectively.

During the three months ended March 31, 2021, the Company redeemed 4,954 shares of Series B Preferred Stock for $5.3 million. The below table outlines the change in Series B Preferred Stock during the three months ended March 31, 2021 and the year ended December 31, 2020.

	Series B-1 Convertible Preferred Stock		Series B-2 Convertible Preferred Stock		Series B Convertible Preferred Stock
(in thousands, except share)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	—	$—	—	$—
Issuance of preferred stock	150,000	150,000	150,000	—	—	—
Exchange to Series B preferred stock	(150,000)	(150,000)	(150,000)	—	150,000	150,000
Issuance-related expenses	—	—	—	—	—	(11,516)
In kind dividend	—	—	—	—	—	5,244
Balance at December 31, 2020	—	—	—	—	150,000	143,728
Redemption of shares	—	—	—	—	(4,954)	(5,330)
In kind dividend	—	—	—	—	—	3,002
Balance at March 31, 2021	—	$—	—	$—	145,046	$141,400

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

Common Stock

The authorized common stock of the Company consists of 400,000,000 shares with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of March 31, 2021, there were 52,390,095 shares of common stock outstanding.

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

16.    Stock-based Compensation
The Company's stock based compensation is in accordance with the Company's amended 2015 Incentive Compensation Plan (the “Plan”), pursuant to which the Compensation Committee of the Company is authorized to grant up to 7,150,000 shares to officers and employees of the Company, in the form of equity-based awards, including time or performance based options and restricted stock. In addition, the Company may grant cash-settled awards, including stock-appreciation rights (SARs) and phantom stock awards.

In June 2019, the Company's shareholders approved the 2019 Employee Stock Purchase Plan (the "ESPP"), which was effective July 1, 2019. 500,000 shares of common stock are reserved for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of common stock at a discount of up to 15% through payroll deductions of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods beginning January 1 and July 1 of each year, and each offering period consists of a six-month purchase period. On each purchase date, eligible employees may purchase the Company's common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. As of March 31, 2021, 314,117 shares had been issued under the ESPP.

Total stock-based compensation expense for equity-classified and liability-classified awards was $0.9 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively. Stock compensation expense is recognized in cost of goods sold, selling, general and administrative expenses and research and development expenses. At March 31, 2021, there was $3.5 million of unrecognized compensation cost relating to outstanding unvested equity instruments expected to be recognized over the weighted average period of 1.6 years.

17.    Earnings Per Share
The Company computes earnings (loss) per share ("EPS") using the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. The outstanding shares of Series B Preferred Stock are participating securities because holders have non-forfeitable dividend rights and participate in undistributed earnings within common stock.
Basic EPS was computed by dividing net income allocable to common stockholders, after deducting undistributed earnings allocated to participating securities, by the weighted-average number of common stock outstanding.
For the calculation of diluted EPS, net income for basic EPS is adjusted by the effect of dilutive securities. Diluted EPS attributable to common stockholders is computed by dividing the resulting net income for basic EPS adjusted by the effect of dilutive preferred stock by the weighted-average number of shares adjusted for the effect of dilutive shares. The Company also applied the if-converted method to calculate dilution on the Series B Preferred Stock which resulted in 31.0 million additional shares. This calculation was anti-dilutive.
The following table sets forth the computation of basic and diluted EPS of common stock for the three months ended March 31, 2021 and 2020:

(in thousands, except share and per share data)		Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Basic earnings (loss) per share:
Numerator	Net income (loss) attributable to common stockholders	$2,418	$(3,717)
	Less: Net income allocable to participating preferred stock	914	—
	Net income (loss) allocable to common stockholders	1,504	(3,717)

Denominator	Weighted average number of common stock outstanding	51,031,457	50,525,781

	Basic earnings (loss) per share	$0.03	$(0.07)

Diluted earnings (loss) per share:
Numerator	Net income (loss) allocable to common stockholder	$1,504	$(3,717)

Denominator	Weighted average number of shares
	Common stock outstanding	51,031,457	50,525,781
	Dilutive effect of restricted stock and restricted stock units	1,264,831	—
	Weighted number of shares used for diluted earnings (loss) per share	52,296,288	50,525,781

	Diluted earnings (loss) per share	$0.03	$(0.07)

The effect of stock-based awards including options and restricted stock outstanding for the three months ended March 31, 2020 were excluded in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.
The Company had a net loss for the three months ended March 31, 2020. Therefore, the effect of stock-based awards including options, restricted stock, restricted stock units and warrants outstanding at March 31, 2020 were excluded in the computation of diluted loss per share because their inclusion would have been anti-dilutive.
The following represents the weighted average number of shares that could potentially dilute basic earnings per share in the future:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Stock-based compensation awards(1):
Stock options	799,570	862,945
Restricted stock awards and restricted stock units	22,090	592,833
Warrants:
Private placement warrants	—	6,160,000
Public warrants	—	9,823,072

(1) SARs and Phantom stocks are payable in cash so will therefore have no impact on number of shares.

18.    Income Taxes
The provision for income taxes consists of provisions for federal, state and foreign incomes taxes. The effective tax rates for the periods ended March 31, 2021 and March 31, 2020, reflect the Company’s expected tax rate on reported income (loss) from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in the U.S. and various other jurisdictions outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in the U.S. The CARES Act included tax changes and financial aid designed to protect the American people from the public health and economic impacts of COVID-19. The tax changes included allowing net operating losses to be carried back five years, suspending the 80% of taxable income limitation on the use of net operating losses, an increase of the 30% of EBITDA limitation on the deduction of interest expense from 30% to 50%, excluding any grant income associated with forgiven PPP loans, and the acceleration of the refund for alternative minimum tax credits granted under the 2017 Tax Cuts and Jobs Act (“TCJA”). Most significant to the Company are the modifications on the limitation on business interest deductions for tax year 2020, allowing an increase for deductible interest expense in the U.S. In addition, the grant income associated with the PPP loans was non-taxable income in the U.S. for tax year 2020.

The Company's U.S. operations have incurred cumulative taxable losses through March 31, 2021. The Company’s U.S. net operating loss carry forwards and carry forwards of other tax attributes are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. The utilization of the tax attributes have become restricted because of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This limits the amount of the tax attributes that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, was determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. Please refer to Note 3 - Related Party Transactions regarding the ownership change in the quarter ended September 30, 2020. The Company completed a Section 382 study and determined the ownership change gave rise to the restrictions that will limit the realizability of certain U.S. tax attributes and built-in losses related to future intangible amortization tax deductions. These limitations apply to the corresponding tax attributes and built-in losses incurred before the ownership change.

The effective tax rate for the three months ended March 31, 2021 differs from the U.S. statutory tax rate of 21%, primarily because of changes in valuation allowance positions related to the United States and certain foreign jurisdictions and by foreign exchange currency gains and losses, offset by certain non-taxable items.

The Company's effective tax rate for the three months ended March 31, 2021 was 18.2%, compared to the effective tax rate for the three months ended March 31, 2020 of 50.1%.

19.    Segment Information
The authoritative guidance for disclosures about segments of an enterprise establishes standards for reporting information about segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. We currently operate and manage our business as two operating segments. Our chief operating decision-makers allocate resources and assess performance of the business for each segment. Accordingly, we consider ourselves to have two operating and reportable segments (i) AgroFresh core and (ii) Tecnidex. AgroFresh core business is providing produce preservation and waste reduction solutions for growers and packers. Its products include SmartFreshTM, HarvistaTM and FreshCloud. Tecnidex is a provider of fungicides, disinfectants and coatings. Its revenues primarily relate to sales of these products, as well as equipment, in the EMEA and Latin America region.

Our chief operating decision-makers do not evaluate operating segments using asset or liability information. The following table presents a breakdown of our revenues and gross profit based on reportable segments for the three months ended March 31, 2021 and 2020.

(in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
AgroFresh Core
Revenues	$33,692	$28,642
Gross Profit	27,635	22,395
Tecnidex
Revenues	5,300	4,381
Gross Profit	1,043	2,100
Total Revenues	$38,992	$33,023
Total Gross Profit	$28,678	$24,495

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

On October 14, 2019, the Company was awarded a verdict of $31.1 million in damages, related to, among other things, trade secret misappropriation and willful patent infringement, in its litigation against Decco Post-Harvest, Inc. ("Decco") and Decco's parent company, UPL Limited. The award was subsequently reduced by $18 million in connection with post-verdict review by the Court. During the three months ended March 31, 2021, the lawsuit was settled, paid and is considered closed.

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

21.    Fair Value Measurements
Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value of the Company's financial instruments that are measured at fair value on a recurring basis as of March 31, 2021.

(in thousands)	Level 3
Liability-classified stock compensation (1)	$315

The following table presents the fair value of the Company's financial instruments that are measured at fair value on a recurring basis as of December 31, 2020.

(in thousands)	Level 3
Liability-classified stock compensation (1)	$282

(1) The fair values of phantom stock units were estimated using a Monte Carlo simulation pricing model with the assumptions described below:

	March 31, 2021
Grant date fair value	$1.70	—	$7.28
Risk-free interest rate	0.27%	—	2.39%
Expected life (years)	2.71	—	2.75
Estimated volatility factor	65.1%	—	69.9%
Expected dividends	None

There were no transfers between Level 1 and Level 2 and no transfers out of Level 3 of the fair value hierarchy during the three months ended March 31, 2021.

At March 31, 2021, the Company evaluated the amount recorded under the Restated Term Loan and determined that the fair value was approximately $263.9 million. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis
The following table presents the changes during the periods presented in our Level 3 financial instruments that are measured at fair value on a recurring basis.

(in thousands)	Liability-classified stock compensation
Balance, December 31, 2020	$282
Stock compensation activity	33
Balance, March 31, 2021	$315

22.    Other Income

During the three months ended March 31, 2021, the Company had other income of $14.4 million related to the receipt of proceeds from the settlement of litigation matters. During the three months ended March 31, 2020, the Company had other income of $1.5 million related to a litigation recovery.

23.    Correction of Prior Period Errors

As previously disclosed in Note 24 to the Company’s consolidated financial statements as of and for the year ended December 31, 2020, management of the Company identified an immaterial accounting error in the Company’s previously reported unaudited interim condensed consolidated financial statements related to the accounting for the Company’s NCI. As a result, the accompanying unaudited interim condensed consolidated financial statements and related notes hereto for the three months ended March 31, 2020 have been revised to give effect to the correction of this error. The correction of this error resulted in a reclassification of the carrying value of the NCI from previously reported permanent equity to temporary equity as of March 31,

2020, and a charge to previously reported additional paid-in capital to increase the carrying value of the Redeemable NCI during the three months ended March 31, 2020 by $0.2 million, which has been applied as an adjustment to previously reported net (loss) income attributable to AgroFresh Solutions, Inc. in the determination of basic and fully diluted net (loss) income per share attributable to AgroFresh stockholders for the three months ended March 31, 2020.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Report. As disclosed in Note 23 - Correction of Prior Period Errors of the unaudited condensed consolidated financial statements, the Company’s unaudited condensed consolidated financial statements for the period ended March 31, 2020 have been revised to give effect to the correction of certain errors we identified during the 2020 year-end financial reporting process. As a result, the Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operation set forth below has been revised to give effect to the correction of these accounting errors.

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

Note Regarding Forward-Looking Statements
All statements other than statements of historical fact included in this Report including, without limitation, statements in this MD&A regarding the Company's financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results and/or the timing of events could differ materially from those contemplated by these forward-looking statements due to a number of factors, including those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K") as well as the update to those Risk Factors disclosed in Part II, Item 1A of this Report. Any forward-looking statements included in this Report are based only on information currently available to the Company and speak only as of the date on which such statements are made. The Company undertakes no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by this paragraph.

Business Overview
AgroFresh is a global leader in delivering innovative food quality preservation and waste reduction solutions for fresh produce. The Company is empowering the food industry with a range of integrated solutions designed to help growers, packers and retailers improve produce freshness and quality while reducing waste. AgroFresh has key products registered in approximately 50 countries, and supports customers by protecting over 25,000 storage rooms globally. AgroFresh's solutions range from near-harvest with HarvistaTM and LandSpringTM to its post-harvest flagship SmartFreshTM Quality System. Additional post-harvest freshness solutions include fungicides that can be applied to meet various customer operational requirements, in either a foggable (ActiMist™) or liquid (ActiSeal™) delivery form. To supplement our near- and post-harvest product solutions, our FreshCloud™ digital technology platform includes analytical, diagnostic and tracking services that provide a range of value-added capabilities to help customers optimize the quality of their produce. Beyond apples, SmartFresh technology can provide ready-to-eat freshness for other fruits and vegetables including avocados, bananas, melons, tomatoes, broccoli and mangos. AgroFresh is also providing customers with packaging-based advisory services and custom packaging solutions under the RipeLock brand, which focuses on packaging-based freshness technology solutions for fruits and vegetables.

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

Impact of COVID-19

In March 2020, the COVID-19 outbreak was declared a National Public Health Emergency which continues to spread throughout the world and has adversely impacted global activity and contributed to significant declines and volatility in financial markets. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. During the three months ended March 31, 2021, the COVID-19 pandemic did not have a significant adverse impact on our results of operations. However, there were numerous obstacles presented and some localized financial impacts of the pandemic, including fluctuations in foreign currency exchange rates and customer demand and spending pattern changes. While we are following the requirements of governmental authorities and taking additional preventative and protective measures to ensure the safety of our workforce, including implementing remote working arrangements and varying procedures for essential workforce, we cannot be 100% certain that there will not be any incidents across our global operations that may cause service interruptions. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the coronavirus outbreak, although the Company operates in an industry that thus far has not been as severely impacted as others. Nevertheless, the outbreak presents some uncertainty and risk with respect to the Company and its performance and financial results.

Demand for the Company’s Offerings

The Company sells to customers in approximately 50 countries and derives its revenue by assisting growers and packers to optimize the value of their crops primarily in the near and post-harvest period. The Company's products and services add value to customers by reducing food spoilage and extending the life of perishable fruits. The Food and Agriculture Organization of the United Nations has estimated that a growing global population will require a near doubling of food production in developing countries by 2050 to meet the expected demand of a worldwide population expected to reach 9 billion people.

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

Integrated Service Model
AgroFresh offers the Company’s commercially available products, including SmartFresh and Harvista, primarily through a direct service model. Sales and sales support personnel maintain face-to-face relationships with customers year round. Technical sales and support personnel work directly with customers to provide value-added advisory services regarding the application of SmartFresh. The actual application of SmartFresh is performed by service providers that are typically third-party contractors. Harvista is applied by both aerial and ground applications, which are administered by third-party service providers or made by our customers directly.

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

Critical Accounting Policies and Use of Estimates
Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations and that require the use of complex and subjective estimates based upon management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ materially from these estimates. There have been no material changes to our critical accounting policies and estimates previously disclosed in the 2020 Form 10-K. For a description of our critical accounting policies and estimates as well as a listing of our significant accounting policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates” and “Note 2 - Basis of Presentation and Summary of Significant Accounting Policies” in the 2020 Form 10-K.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes these critical accounting policies reflect its most significant estimates and assumptions used in the preparation of the financial statements.

Results of Operations
The following table summarizes the results of operations for the three months ended March 31, 2021 and March 31, 2020:

(in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net sales	$38,992	$33,023
Cost of sales (excluding amortization, shown separately below)	10,314	8,528
Gross profit	28,678	24,495
Research and development expenses	3,298	2,642
Selling, general and administrative expenses	13,551	13,709
Amortization of intangibles	10,763	10,957
Operating income (loss)	1,066	(2,813)
Other income	14,398	1,507
Gain on foreign currency exchange	433	627
Interest expense, net	(5,890)	(6,966)
Income (loss) before income taxes	10,007	(7,645)
Income taxes expense (benefit)	1,823	(3,831)
Net income (loss) including non-controlling interest	8,184	(3,814)
Less: Net loss attributable to non-controlling interest	(239)	(97)
Net income (loss) attributable to AgroFresh Solutions, Inc.	8,423	(3,717)
Less: Dividends on convertible preferred stock	6,005	—
Net income (loss) attributable to AgroFresh Solutions, Inc. common stockholders	$2,418	$(3,717)
Comparison of Results of Operations for the three months ended March 31, 2021 versus the three months ended March 31, 2020.

Net Sales

Net sales were $39.0 million for the three months ended March 31, 2021, as compared to net sales of $33.0 million for the three months ended March 31, 2020, an increase of 18.1%. The impact of the change in foreign currency exchange rates compared to the first quarter of 2020 increased revenue by $0.1 million. Excluding this impact, revenue increased approximately 17.6%. The net sales increase was primarily the result of SmartFresh diversification growth augmented by meaningful growth across the Company's other products such as HarvistaTM, TecnidexTM, fungicides and EthylBlocTM.

Cost of Sales

Cost of sales was $10.3 million for the three months ended March 31, 2021, as compared to $8.5 million for the three months ended March 31, 2020. Gross profit margin was 73.5% for the three months ended March 31, 2021 versus 74.2% for the three months ended March 31, 2020. Gross margin was largely consistent with the prior year period with the change driven primarily by product mix.

Research and Development Expenses

Research and development expenses were $3.3 million and $2.6 million, respectively, for the three months ended March 31, 2021 and March 31, 2020. The increase was primarily related to timing of projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $13.6 million for the three months ended March 31, 2021, compared to $13.7 million for the three months ended March 31, 2020, a decrease of 1.2%.

Amortization of Intangibles

Amortization of intangible assets was $10.8 million for the three months ended March 31, 2021, compared to $11.0 million for the three months ended March 31, 2020.

Other Income

Other income was $14.4 million for the three months ended March 31, 2021, as compared to $1.5 million for the three months ended March 31, 2020 and relate to the receipt of proceeds from the settlement of litigation matters.

Interest Expense, Net

Interest expense was $5.9 million for the three months ended March 31, 2021, as compared to $7.0 million for the three months ended March 31, 2020. The decrease was primarily due to $1.2 million lower interest on the long-term debt due to a lower variable rate and principal balance.

Gain on Foreign Currency

Gain on foreign currency was $0.4 million for the three months ended March 31, 2021, as compared to a gain of $0.6 million for the three months ended March 31, 2020.

Income Taxes

Income tax expense was $1.8 million for the three months ended March 31, 2021, compared to income tax benefit of $3.8 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, the quarter’s largest effective tax rate modification related to the changes in valuation allowance positions related to the United States and certain foreign jurisdictions and by foreign exchange currency gains and losses, offset by certain non-taxable items.

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

The following is a reconciliation between the non-GAAP financial measures of EBITDA and Adjusted EBITDA to their most directly comparable GAAP financial measure, net loss:

(in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
GAAP net income (loss) including non-controlling interest	$8,184	$(3,814)
Expense (benefit) for income taxes	1,823	(3,831)
Interest expense (1)	5,890	6,966
Depreciation and amortization	11,423	11,577
Non-GAAP EBITDA	27,320	10,898
Share-based compensation	891	788
Other non-recurring costs (2)	766	1,744
Gain on foreign currency exchange (3)	(433)	(627)
Litigation settlement	(14,392)	(1,600)
Non-GAAP Adjusted EBITDA	$14,152	$11,203

(1)    Interest on debt and accretion for debt discounts.
(2)    Costs related to certain professional and other infrequent or non-recurring fees, including those associated with litigation and M&A related fees.
(3)    Gain on foreign currency exchange relates to net losses and gains resulting from transactions denominated in a currency other than the Company's functional currency.

The following is a reconciliation between net sales on a non-GAAP constant currency basis to GAAP net sales:

(in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
GAAP net sales	$38,992	$33,023
Impact from changes in foreign currency exchange rates	(143)	—
Non-GAAP constant currency net sales (1)	$38,849	$33,023
(1)     The company provides net sales on a constant currency basis to enhance investors’ understanding of underlying business trends and operating performance, by removing the impact of foreign currency exchange rate fluctuations. The impact from foreign currency, calculated on a constant currency basis, is determined by applying prior period average exchange rates to current year results.

Liquidity and Capital Resources
Cash Flows

(in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net cash provided by operating activities	$23,326	$1,054
Net cash used in investing activities	$(430)	$(438)
Net cash used in financing activities	$(18,236)	$(235)

Cash provided by operating activities was $23.3 million for the three months ended March 31, 2021, as compared to cash provided by operating activities of $1.1 million for the three months ended March 31, 2020. In 2021, net income before non-cash depreciation and amortization was $19.6 million. Other non-cash charges included stock-based compensation of $0.8 million, $0.8 million of deferred financing costs, a $0.9 million increase in net deferred taxes. Additionally, the change in net operating assets was $0.9 million in 2021. For the three months ended March 31, 2020, net loss before non-cash depreciation and amortization and changes in fair value of contingent consideration (including accretion) was $7.8 million. Other non-cash charges included stock-based compensation of $0.6 million, $0.6 million of deferred financing costs, a ($5.2) million decrease in net deferred tax assets and interest income recognized on the interest rate swap of ($0.4) million. Additionally, the change in net operating assets was ($2.4) million for the three months ended March 31, 2020.
Cash used in investing activities was ($0.4) million for the three months ended March 31, 2021 and 2020. Cash used in investing activities in both periods was for the purchase of fixed assets and leasehold improvements.

Cash used in financing activities was ($18.2) million for the three months ended March 31, 2021, as compared to ($0.2) million for the three months ended March 31, 2020. Cash used in financing activities in 2021 was for the repayment of debt in the amount of ($9.9) million, payment of preferred stock redemption of ($5.3) million and payment of dividends of ($3.0) million. Cash used in 2020 was for the repayment of debt in the amount of ($1.3) million, offset by long-term borrowings of $1.1 million.

Liquidity

At March 31, 2021, we had $52.9 million of cash and cash equivalents, compared to $50.0 million at December 31, 2020.

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

The Restated Credit Agreement provides for a $25.0 million revolving credit facility (the “Restated Revolving Loan”) which matures on June 30, 2024, and a $275.0 million term credit facility (the “Restated Term Loan” and, together with the Restated Revolving Loan, the “Restated Credit Facility”), which matures on December 31, 2024. The Restated Credit Facility includes a $5.0 million swingline commitment and a $10.0 million letter of credit sub-limit. Loans under the Restated Term Loan bear interest at a rate equal to, at the Company’s option, either the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus an Applicable Rate of 6.25% per annum, or the Alternate Base Rate plus an Applicable Rate of 5.25% per annum. Loans under the Restated Revolving Loan bear interest at a rate equal to, at the Company’s option, the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus the Applicable Rate ranging from 6.25% to 6.0% per annum, based on certain ratios. The interest rate was 7.25% for the three months ended March 31, 2021. The Company is also required to pay a commitment fee on the unused portion of the Restated Revolving Loan at a rate ranging from 0.5% to 0.375%, based on certain ratios. The Company is required to make mandatory prepayments of outstanding indebtedness under the Restated Credit Agreement under certain circumstances. During the three months ended March 31, 2021, a prepayment of principal of $9.1 million was made.

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

The Refinancing was deemed a partial extinguishment of the Term Loan (as defined below) under ASC Topic No. 470-50, “Debt – Modifications and Extinguishments” (Topic No. 470), whereby $107.1 million of the $403.8 million outstanding at the time of the Refinancing was deemed an extinguishment and $296.7 million was deemed a modification of debt. As such, unamortized deferred issuance costs of $0.7 million related to the extinguishment were written off in debt modification and extinguishment expenses and the remaining $1.9 million was deferred and amortized over the term of the Restated Term Loan.

In connection with the Restated Term Loan, third-party expenses of $4.4 million related to existing lenders were recognized in debt modification and extinguishment expenses. Expenses to new lenders of $1.1 million were deferred and amortized over the term of the Restated Term Loan along with $6.4 million of lender fees and issue discounts.

In total, the Company deferred debt issuance costs of $7.5 million related to the Restated Term Loan, $1.9 million related to the modification of the Term Loan and $0.5 million related to the Restated Revolving Loan. The debt issuance costs associated with the Restated Term Loan were capitalized against the principal balance of the debt, and the Restated Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense using the effective interest method for the duration of each respective debt facility. The interest expense related to the amortization of the Restated Credit Facility debt issuance costs during the three months ended March 31, 2021 was $0.5 million. As of March 31, 2021 there were $7.8 million of unamortized deferred issuance costs.

At March 31, 2021, there was $264.6 million outstanding under the Restated Term Loan and no balance outstanding under the Restated Revolving Loan. Due to the prepayment, an additional $0.3 million of deferred financing costs were expensed based on the portion of debt paid. At March 31, 2021, the Company evaluated the amount recorded under the Restated Term Loan and determined that the fair value was approximately $263.9 million. The fair value of the debt is based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.

Certain restrictive covenants are contained in the Restated Credit Agreement, and the Company was in compliance with these covenants as of March 31, 2021.

Prior Credit Facility

On July 31, 2015, in connection with the consummation of the Business Combination by and between the Company and Dow, AgroFresh Inc. as the borrower and AF Solutions Holdings LLC as the guarantor, entered into a Credit Agreement with Bank of Montreal, as administrative agent (as subsequently amended prior to the Refinancing, the “Prior Credit Facility”). The Prior Credit Facility consisted of a $425.0 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a revolving loan facility (the “Revolving Loan”). The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to Dow in connection with the Business Combination.

The Revolving Loan included a $10.0 million letter-of-credit sub-facility, issuances against which reduced the available capacity for borrowing. The Term Loan had a scheduled maturity date of July 31, 2021. As discussed above, the Prior Credit Facility was refinanced on July 27, 2020, and there were no amounts outstanding as of March 31, 2021. The interest rates on borrowings under the facilities were either the alternate base rate plus 3.75% or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios).

As of the Closing Date, the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. The interest expense related to the amortization of the Term Loan debt issuance costs during the three months ended March 31, 2020, was approximately $0.6 million.

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

Preferred Stock Financing

On June 13, 2020, the Company entered into an Investment Agreement (the “Investment Agreement”) with the Investor, an affiliate of Paine Schwartz Partners, LLC (“PSP”), pursuant to which, subject to certain closing conditions, the Investor agreed to purchase in a private placement an aggregate of $150,000,000 of convertible preferred equity of the Company. The transaction closed on July 27, 2020 and a total of 150,000 shares of the Company’s newly-designated Series B-1 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-1 Preferred Stock”) were purchased in such transaction (the “Private Placement”). On September 22, 2020, following the approval of the transactions contemplated by the Investment Agreement by the necessary regulatory body, the Company issued to the Investor, for no additional consideration, a total of 150,000 shares of the Company’s newly-designated Series B-2 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-2 Preferred Stock”). On September 25, 2020 (the "Exchange Date"), the Investor elected to exchange the shares of the Company’s Series B-1 Convertible Preferred Stock and Series B-2 Preferred Stock held by it for a total of 150,000 shares of the Company’s newly-designated Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). Accordingly, effective as of the Exchange Date, the Company issued 150,000 shares of Series B Convertible Preferred Stock, par value $0.0001 per share, to the Investor and all of the shares of Series B-1 Preferred Stock and Series B-2 Preferred Stock held by the Investor were cancelled. No shares of Series B-1 Preferred Stock or Series B-2 Preferred Stock are outstanding as of March 31, 2021.

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

Associated with the Series B Preferred Stock, the Company paid $6.0 million of total dividends, of which $3.0 million were in additional preferred shares and $3.0 million were in cash for the three months ended March 31, 2021. For the three months ended March 31, 2020, the Company paid no dividends. As of March 31, 2021 and December 31, 2020, the Company had no accrued dividends.

The Series B Preferred Stock is convertible into Common Stock at the election of the holder at any time at an initial conversion price of $5.00 (the “Conversion Price”). The Conversion Price is subject to customary adjustments, including for stock splits and other reorganizations affecting the Common Stock and pursuant to certain anti-dilution provisions for below market issuances. As of March 31, 2021 and December 31, 2020, the maximum number of shares of common stock that could be issued upon conversion of the outstanding shares of Series B Convertible Preferred Stock was 30,583,399 and 31,048,800 shares, respectively.

Off-Balance Sheet Arrangements
As of March 31, 2021, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than as disclosed in Note 21 - Commitments and Contingencies of the unaudited condensed consolidated financial statements. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Company's disclosure controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures.

As of March 31, 2021, our management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2021, due to material weaknesses in the Company's internal control over financial reporting as disclosed below.

Management's Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, management used the criteria in Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of March 31, 2021 was not effective.

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

Effective as of March 25, 2021, the previously-disclosed lawsuit brought by the Company against Decco Post-Harvest, Inc. and Decco's parent company, UPL Limited, was settled.

ITEM 1A. RISK FACTORS

Ownership of our securities involves a high degree of risk. Holders of our securities should carefully consider, in addition to the historical financial statements and related notes and other information set forth in this Report, the risk factors discussed in Part I - Item 1A - Risk Factors included in our 2020 Form 10-K, all of which could materially affect our business or future results. Other than the amended and restated risk factors and the additional risk factors set forth below, we are not currently aware of any material changes to the risk factors disclosed in our 2020 Form 10-K. If any of the risks or uncertainties described in any of such risk factors actually occur, our business, financial condition and operating results could be adversely affected in a material way. This could cause the trading prices of our securities to decline, perhaps significantly, and you may lose part or all of your investment.

The Investor and The Dow Chemical Company (“Dow”) have significant influence over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of March 31, 2021, the Investor owned 145,046 of our Series B preferred stock (the “Series B Preferred Stock”), which is currently convertible into approximately 31 million shares of our outstanding common stock representing approximately 37% of our outstanding common stock on an as-converted basis (and which votes with our common stock on an as-converted basis), and Dow owned approximately 21 million shares of our outstanding common stock. In addition, we will pay dividends-in-kind on the Series B Preferred Stock. Because of the degree of concentration of voting power (and the potential for such power to increase upon the purchase of additional stock and/or the payment of dividends-in-kind), your ability to elect members of our board of directors and influence our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends, may be diminished.

In addition, the Investor and Dow have representation on the Company’s board of directors and have significant control over the management and affairs of the Company. The Investor currently has four designees on the board of directors, and commencing on July 27, 2021 (or earlier under certain circumstances) will have the right to appoint additional directors to the board and may have the right to appoint one or more additional directors in the future under certain circumstances. The Investor also has class approval rights over certain specified actions that would affect the holders of the Preferred Stock, and has the right to approve certain corporate actions for so long as it continues to hold at least 10% of the shares of common stock outstanding (on an as-converted basis).

If we do not successfully manage the transition associated with the appointment of a new chief executive officer, our business may be harmed.

On April 12, 2021, we announced the hiring of a new chief executive officer. Any changes in our business strategy that may result from hiring our new chief executive officer may have a disruptive impact on our ability to implement our business strategy and could have a material adverse effect on our business. Any changes in business strategies can create uncertainty, may negatively impact our ability to execute our business strategy quickly and effectively and may ultimately be unsuccessful. In addition, management transition periods can be difficult as the new management gains detailed knowledge of our operations, and friction or further management changes or disruptions could result from changes in strategy and management style. Until we integrate our new chief executive officer, we may be unable to successfully manage our business and growth objectives, and our business could suffer as a result.

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

AgroFresh Solutions, Inc.
Date:	May 13, 2021

/s/ Clinton A. Lewis, Jr.
By:	Clinton A. Lewis, Jr.
Title:	Chief Executive Officer

/s/ Graham Miao
By:	Graham Miao
Title:	Chief Financial Officer