Form 10-Q
period 2021-06-30
AgroFresh Solutions, Inc.
filed 2021-08-10
CIK 1592016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
The number of shares of common stock outstanding as of July 27, 2021 was 52,145,077.

PART I - FINANCIAL INFORMATION
AgroFresh Solutions, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2021	December 31, 2020

ASSETS
Current Assets:
Cash and cash equivalents	$56,694	$50,030
Accounts receivable, net of allowance for doubtful accounts of $2,108 and $2,061, respectively	33,469	63,204
Inventories	23,773	24,579
Other current assets	20,308	17,219
Total Current Assets	134,244	155,032
Property and equipment, net	11,623	12,432
Goodwill	6,715	6,925
Intangible assets, net	568,055	589,201
Deferred income tax assets	7,057	9,699
Other assets	11,189	12,494
TOTAL ASSETS	$738,883	$785,783

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,909	$19,634
Current portion of long-term debt	3,470	3,378
Income taxes payable	3,667	3,471
Accrued expenses and other current liabilities	22,110	25,976
Total Current Liabilities	42,156	52,459
Long-term debt	254,871	264,491
Other noncurrent liabilities	5,691	6,432
Deferred income tax liabilities	37,266	37,834
Total Liabilities	339,984	361,216

Commitments and contingencies (see Note 20)
Temporary Equity:
Series B convertible preferred stock, par value $0.0001; 150 shares authorized and designated and 145 shares outstanding at June 30, 2021, and 150 shares authorized, designated and outstanding at December 31, 2020	144,666	143,728
Redeemable non-controlling interest	8,187	8,446
Stockholders’ Equity:
Common stock, par value $0.0001; 400,000 shares authorized, 52,806 and 53,092 shares issued and 52,145 and 52,431 outstanding at June 30, 2021 and December 31, 2020, respectively	5	5
Preferred stock, par value $0.0001; 0.001 share authorized and outstanding at June 30, 2021 and December 31, 2020	—	—
Treasury stock, par value $0.0001; 661 shares at June 30, 2021 and December 31, 2020	(3,885)	(3,885)
Additional paid-in capital	541,185	552,776
Accumulated deficit	(253,435)	(244,836)
Accumulated other comprehensive loss	(37,824)	(31,667)
Total Stockholders' Equity	246,046	272,393
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$738,883	$785,783

 See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	21,924	19,982	60,916	53,005
Cost of sales (excluding amortization, shown separately below)	7,104	6,453	17,418	14,981
Gross profit	14,820	13,529	43,498	38,024
Research and development expenses	3,496	2,895	6,794	5,537
Selling, general and administrative expenses	13,620	12,722	27,171	26,431
Amortization of intangibles	10,499	10,936	21,262	21,893
Grant income	—	(2,974)	—	(2,974)
Operating loss	(12,795)	(10,050)	(11,729)	(12,863)
Other (expense) income	(46)	(7)	14,352	1,500
Gain on foreign currency exchange	921	449	1,354	1,076
Interest expense, net	(5,216)	(6,513)	(11,106)	(13,479)
Loss before income taxes	(17,136)	(16,121)	(7,129)	(23,766)
Income taxes expense (benefit)	144	630	1,967	(3,201)
Net loss including non-controlling interest	(17,280)	(16,751)	(9,096)	(20,565)
Less: Net (loss) income attributable to non-controlling interests	(20)	130	(259)	33
Net loss attributable to AgroFresh Solutions, Inc.	(17,260)	(16,881)	(8,837)	(20,598)
Less: Dividends on convertible preferred stock	6,327	—	12,332	—
Net loss attributable to AgroFresh Solutions, Inc. common stockholders	($23,587)	($16,881)	($21,169)	($20,598)

Loss per share of common shares:
Basic	($0.46)	($0.33)	($0.41)	($0.41)
Diluted	($0.46)	($0.33)	($0.41)	($0.41)

Weighted average shares of common stock outstanding:
Basic	51,348	50,758	51,191	50,647
Diluted	51,348	50,758	51,191	50,647

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	($17,280)	($16,751)	($9,096)	($20,565)
Other comprehensive income (loss):
Foreign currency translation adjustments	401	417	(6,157)	(8,682)
Unrealized gain (loss) on hedging activity, net of tax of $—, ($57), $— and $142, respectively	—	213	—	(533)
Recognition of gain on hedging activity reclassified to net loss, net of tax of $—, $78, $— and $157, respectively	—	(279)	—	(556)
Comprehensive loss, net of tax	($16,879)	($16,400)	($15,253)	($30,336)

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, December 31, 2020	—	$—	53,092	$5	($3,885)	$552,776	($244,836)	($31,667)	$272,393
Stock-based compensation	—	—	—	—	—	1,082	—	—	1,082
Issuance of stock, net of forfeitures	—	—	(258)	—	—	—	—	—	—
Shares withheld for taxes	—	—	(121)	—	—	(266)	—	—	(266)
Issuance of common stock under employee stock purchase plan	—	—	92	—	—	163	—	—	163
Convertible preferred dividend	—	—	—	—	—	(12,332)	—	—	(12,332)
Adjustment of NCI to redemption value	—	—	—	—	—	(238)	238	—	—
Net loss attributable to AgroFresh Solutions, Inc.	—	—	—	—	—	—	(8,837)	—	(8,837)
Comprehensive loss	—	—	—	—	—	—	—	(6,157)	(6,157)
Balances, June 30, 2021	—	$—	52,806	$5	($3,885)	$541,185	($253,435)	($37,824)	$246,046

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, March 31, 2021	—	$—	53,051	$5	($3,885)	$547,480	($236,413)	($38,225)	$268,962
Stock-based compensation	—	—	—	—	—	330	—	—	330
Issuance of stock, net of forfeitures	—	—	(237)	—	—	—	—	—	—
Shares withheld for taxes	—	—	(100)	—	—	(223)	—	—	(223)
Issuance of common stock under employee stock purchase plan	—	—	92	—	—	163	—	—	163
Convertible preferred dividend	—	—	—	—	—	(6,327)	—	—	(6,327)
Adjustment of NCI to redemption value	—	—	—	—	—	(238)	238	—	—
Net loss attributable to AgroFresh Solutions, Inc.	—	—	—	—	—	—	(17,260)	—	(17,260)
Comprehensive gain	—	—	—	—	—	—	—	401	401
Balances, June 30, 2021	—	$—	52,806	$5	($3,885)	$541,185	($253,435)	($37,824)	$246,046

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)
(In thousands)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, December 31, 2019	—	$—	51,840	$5	($3,885)	$560,890	($192,264)	($31,060)	$333,686
Stock-based compensation	—	—	—	—	—	1,601	—	—	1,601
Issuance of stock, net of forfeitures	—	—	991	—	—	—	—	—	—
Shares withheld for taxes	—	—	(40)	—	—	(220)	—	—	(220)
Issuance of common stock under employee stock purchase plan	—	—	84	—	—	197	—	—	197
Adjustment of NCI to redemption value	—	—	—	—	—	(396)	396	—	—
Net loss attributable to AgroFresh Solutions, Inc.	—	—	—	—	—	—	(20,598)	—	(20,598)
Comprehensive loss	—	—	—	—	—	—	—	(9,771)	(9,771)
Balances, June 30, 2020	—	$—	52,875	$5	($3,885)	$562,072	($212,466)	($40,831)	$304,895

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, March 31, 2020	—	$—	51,836	$5	($3,885)	$561,298	($195,912)	($41,182)	$320,324
Stock-based compensation	—	—	—	—	—	958	—	—	958
Issuance of stock, net of forfeitures	—	—	965	—	—	—	—	—	—
Shares withheld for taxes	—	—	(10)	—		(54)	—	—	(54)
Issuance of common stock under employee stock purchase plan	—	—	84	—	—	197	—	—	197
Adjustment of NCI to redemption value	—	—	—	—	—	(327)	327	—	—
Net loss attributable to AgroFresh Solutions, Inc.	—	—	—	—	—	—	(16,881)	—	(16,881)
Comprehensive gain	—	—	—	—	—	—	—	351	351
Balances, June 30, 2020	—	$—	52,875	$5	($3,885)	$562,072	($212,466)	($40,831)	$304,895

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net loss	($9,096)	($20,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,600	23,145
Stock-based compensation	1,082	1,600
Amortization of deferred financing costs	1,266	1,163
Interest income on interest rate swap	—	(713)
Deferred income taxes	2,042	(5,668)
Provision (benefit) for bad debts	190	(81)
Loss on sales of property and equipment	56	126
Changes in operating assets and liabilities:
Accounts receivable	27,078	24,901
Inventories	(506)	(3,957)
Prepaid expenses and other current assets	(3,804)	(5,942)
Accounts payable	(6,243)	83
Accrued expenses and other liabilities	(3,848)	(4,545)
Income taxes payable	240	1,669
Other assets and liabilities	(181)	(2,061)
Net cash provided by operating activities	30,876	9,155
Cash flows from investing activities:
Capital expenditures	(1,304)	(905)
Net cash used in investing activities	(1,304)	(905)
Cash flows from financing activities:
Repayment of long-term debt	(10,729)	(2,683)
Payment for redemption of convertible preferred stock	(5,330)	—
Payment of preferred dividends	(6,065)	—
Proceeds from long-term debt	—	1,395
Proceeds from issuance of stock under employee stock purchase plan	163	197
Net cash used in financing activities	(21,961)	(1,091)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(947)	(1,357)
Net increase in cash and cash equivalents	6,664	5,802
Cash and cash equivalents, beginning of period	50,030	29,817
Cash and cash equivalents, end of period	$56,694	$35,619

Supplemental disclosures of cash flow information:
Cash paid for:
Cash paid for interest	$9,899	$12,726
Cash paid for income taxes	$2,196	$2,345
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property and equipment	$105	$419

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

AgroFresh Solutions, Inc. (the “Company”) is a global leader in delivering innovative food preservation and waste prevention solutions for fresh produce. The Company is empowering the food industry with a range of integrated solutions designed to help growers, packers and retailers improve produce freshness and quality while reducing waste. The Company has an extensive portfolio of solutions to extend freshness across the produce supply chain from near-harvest up to the point-of-sale. These include HarvistaTM for near-harvest optimization and the SmartFreshTM Quality System, the Company's flagship post-harvest freshness solutions. Additional post-harvest freshness solutions include fungicides that can be applied to meet various customer operational requirements in both foggable (ActiMist™) and liquid (ActiSeal™) delivery options. The Company has a controlling interest in Tecnidex Fruit Protection, S.A. (“Tecnidex”), a leading regional provider of post-harvest fungicides, disinfectants, coatings and packinghouse equipment for the citrus market and other crops. Beyond apples and pears, SmartFresh technology can provide ready-to-eat freshness for other fruits and vegetables including avocados, bananas, melons, tomatoes, broccoli and mangos. Additionally, LandSpringTM eases transplant shock for higher potential yields, and RipeLockTM is the Company's modified atmosphere packaging technology for fruits and vegetables. The Company has key products registered in approximately 50 countries and supports customers by protecting over 25,000 storage rooms globally.

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

COVID-19

The global health crisis caused by COVID-19 and the related government actions and stay at home orders have negatively impacted economic activity and increased political instability across the globe. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. There have been numerous obstacles presented and some localized financial impacts of the pandemic, including fluctuations in foreign currency exchange rates and customer demand and spending pattern changes. During the six months ended June 30, 2021, the COVID-19 pandemic did not have a significant adverse impact on the Company’s results of operations. While we are following the requirements of governmental authorities and taking additional preventative and protective measures to ensure the safety of our workforce, including remote working arrangements and varying procedures for essential workforce, the outbreak presents some uncertainty and risk with respect to the Company and its performance and financial results.

Adoption of Highly Inflationary Accounting in Argentina

GAAP requires the use of highly inflationary accounting for countries whose cumulative three-year inflation rate exceeds 100 percent. The Company closely monitors the inflation data and currency volatility in Argentina, where there are multiple data sources for measuring and reporting inflation. In the second quarter of 2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation rate in that country exceeded 100 percent as of June 30, 2018. As a result, the Company elected to adopt highly inflationary accounting as of July 1, 2018 for its subsidiary in Argentina. Under highly inflationary accounting, the functional currency of the Company's subsidiary in Argentina became the U.S. dollar, and its income statement and balance sheet will be measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on Argentine peso-denominated monetary assets and liabilities will be reflected in earnings. As the three-year cumulative inflation rate exceeded 100 percent as of June 30, 2021, there is no change to highly inflationary accounting. As of June 30, 2021, the Company’s subsidiary in Argentina had net assets of ($4.5) million. Net sales attributable to Argentina were approximately 8% and 11% of the Company’s consolidated net sales for each of the six months ended June 30, 2021 and 2020, respectively.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographic region, product and timing of transfer of goods and services. The Company determined that disaggregating revenue into these categories achieves the disclosure objective of depicting how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenues for the three months ended June 30, 2021

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenues
Product
1-MCP based	$580	$5,434	$5,623	$5,212	$16,849
Fungicides, disinfectants and coatings	—	3,317	999	—	4,316
Other*	235	74	350	100	759
	$815	$8,825	$6,972	$5,312	$21,924

Pattern of Revenue Recognition
Products transferred at a point in time	$588	$8,755	$6,725	$5,218	$21,286
Services transferred over time	227	70	247	94	638
	$815	$8,825	$6,972	$5,312	$21,924

Revenues for the three months ended June 30, 2020

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenues
Product
1-MCP based	$1,581	$2,997	$5,790	$5,558	$15,926
Fungicides, disinfectants and coatings	—	2,766	581	—	3,347
Other*	90	146	373	100	709
	$1,671	$5,909	$6,744	$5,658	$19,982

Pattern of Revenue Recognition
Products transferred at a point in time	$1,579	$5,763	$6,479	$5,558	$19,379
Services transferred over time	92	146	265	100	603
	$1,671	$5,909	$6,744	$5,658	$19,982

Revenues for the six months ended June 30, 2021

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenues
Product
1-MCP based	$2,344	$10,796	$24,364	$11,176	$48,680
Fungicides, disinfectants and coatings	14	7,863	2,546	—	10,423
Other*	391	473	801	148	1,813
	$2,749	$19,132	$27,711	$11,324	$60,916

Pattern of Revenue Recognition
Products transferred at a point in time	$2,355	$18,663	$27,352	$11,191	$59,561
Services transferred over time	394	469	359	133	1,355
	$2,749	$19,132	$27,711	$11,324	$60,916

Revenues for the six months ended June 30, 2020

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenues
Product
1-MCP based	$2,142	$8,317	$22,372	$10,373	$43,204
Fungicides, disinfectants and coatings	—	6,639	1,175	—	7,814
Other*	532	585	728	142	1,987
	$2,674	$15,541	$24,275	$10,515	$53,005

Pattern of Revenue Recognition
Products transferred at a point in time	$2,160	$14,966	$23,918	$10,373	$51,417
Services transferred over time	514	575	357	142	1,588
	$2,674	$15,541	$24,275	$10,515	$53,005

*Other includes FreshCloud, technical services and sales-type equipment leases related to Tecnidex.

(1)	North America includes the United States and Canada.
(2)	EMEA includes Europe, the Middle East and Africa.
(3)	Latin America includes Argentina, Brazil, Chile, Costa Rica, Colombia, Dominican Republic, Ecuador, Guatemala, Mexico, Peru and Uruguay.

(4)	Asia Pacific includes Australia, China, India, Japan, New Zealand, the Philippines, South Korea, Taiwan and Thailand.

Contract Assets and Liabilities

Accounting Standards Codification ("ASC") 606 Revenue from contracts with Customers requires an entity to present a revenue contract as a contract asset when the entity performs its obligations under the contract by transferring goods or services to a customer before the customer pays consideration or before payment is due. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g., receivable), before the entity transfers a good or service to the customer. The following table presents changes in the Company’s contract assets and liabilities during the six months ended June 30, 2021 and the year ended December 31, 2020:

(in thousands)	Balance at January 1, 2021	Additions	Deductions	Balance at June 30, 2021
Contract assets:
Unbilled revenue	$1,484	7,331	(7,667)	$1,148
Contract liabilities:
Deferred revenue	$1,474	2,762	(3,349)	$887

(in thousands)	Balance at January 1, 2020	Additions	Deductions	Balance at December 31, 2020
Contract assets:
Unbilled revenue	$1,666	13,624	(13,806)	$1,484
Contract liabilities:
Deferred revenue	$1,175	5,348	(5,049)	$1,474

The Company recognizes contract assets in the form of unbilled revenue in instances where services are performed by the Company but not billed by period end. The Company recognizes contract liabilities in the form of deferred revenue in instances where a customer pays in advance for future services to be performed by the Company. The Company generally receives payments from its customers based on standard terms and conditions. No significant changes or impairment losses occurred to contract balances during the six months ended June 30, 2021. Amounts reclassified from unbilled revenue to accounts receivable for the six months ended June 30, 2021 and for the year ended December 31, 2020 were $7.7 million and $13.8 million, respectively. Amounts reclassified from deferred revenue to revenue for the six months ended June 30, 2021 and for the year ended December 31, 2020 were $3.3 million and $5.0 million, respectively.

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

During 2016, the Company made a minority investment in RipeLocker, LLC ("RipeLocker"), a company led by George Lobisser who was a director of the Company. In February 2019, the Company made a further minority investment in RipeLocker. As of and for the six months ended June 30, 2021, there were no material amounts paid or owed to RipeLocker or Mr. Lobisser. Mr. Lobisser resigned as a director of the Company on February 18, 2021.

4.    Inventories
Inventories at June 30, 2021 and December 31, 2020 consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Raw material	$3,077	$3,100
Work-in-process	5,542	7,079
Finished goods	14,362	13,288
Supplies	792	1,112
Total inventories	$23,773	$24,579

5.     Other Current Assets
The Company's other current assets at June 30, 2021 and December 31, 2020 consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
VAT receivable	$11,192	$9,348
Income tax receivable	7,072	4,716
Prepaid and other current assets	2,044	3,155
Total other current assets	$20,308	$17,219

6.    Property and Equipment
Property and equipment at June 30, 2021 and December 31, 2020 consisted of the following:

(in thousands, except for useful life data)	Useful life (years)	June 30, 2021	December 31, 2020
Buildings and leasehold improvements	7-20	$7,036	$6,416
Machinery & equipment	1-12	12,328	11,981
Furniture	1-12	2,997	3,031
Construction in progress		1,097	1,146
		23,458	22,574
Less: accumulated depreciation		(11,835)	(10,142)
Total property and equipment, net		$11,623	$12,432

Depreciation expense was $0.7 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively and $1.3 million for each of the six months ended June 30, 2021 and 2020. Depreciation expense is recorded in cost of sales, selling, general and administrative expense and research and development expense in the condensed consolidated statements of operations.

7.    Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2021 and the year ended December 31, 2020 were as follows:

(in thousands)	June 30, 2021	December 31, 2020
Beginning balance	$6,925	$6,323
Foreign currency translation	(210)	602
Ending balance	$6,715	$6,925

The Company’s intangible assets at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021			December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets:
Developed technology	$798,253	($274,345)	$523,908	$798,260	($254,629)	$543,631
Trade name	27,222	—	27,222	27,343	—	27,343
Service provider network	2,000	—	2,000	2,000	—	2,000
Customer relationships	18,731	(4,758)	13,973	19,072	(4,042)	15,030
Software	11,342	(10,407)	935	10,865	(9,693)	1,172
Other	100	(83)	17	100	(75)	25
Total intangible assets	$857,648	($289,593)	$568,055	$857,640	($268,439)	$589,201

At June 30, 2021, the weighted-average amortization periods remaining for developed technology, customer relationships, software and other was 14.0, 11.5, 1.9, and 1.0 years, respectively, and the weighted-average amortization periods remaining for these finite-lived intangible assets was 13.9 years.

Estimated annual amortization expense for finite-lived intangible assets subsequent to June 30, 2021 is as follows:

(in thousands)	Amount
2021 (remaining)	$20,778
2022	41,054
2023	40,931
2024	40,812
2025	40,729
Thereafter	354,529
Total	$538,833

Amortization expense for intangible assets was $10.5 million and $10.9 million for the three months ended June 30, 2021 and 2020, respectively and $21.3 million and $21.9 million for the six months ended June 30, 2021 and 2020, respectively.

8.    Other Assets

The Company’s other assets at June 30, 2021 and December 31, 2020 consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Right-of-use asset	$5,283	$6,184
Long term sales-type lease receivable	2,583	2,821
Other long term receivable	3,323	3,489
Total other assets	$11,189	$12,494

9.    Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities at June 30, 2021 and December 31, 2020 consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Accrued compensation and benefits	$7,382	$7,778
Accrued taxes	6,665	6,649
Lease liability	1,610	1,708
Deferred revenue	887	1,474
Accrued rebates payable	221	390
Insurance premium financing payable	—	695
Severance	1,297	598
Accrued interest	76	83
Other	3,972	6,601
Total accrued and other current liabilities	$22,110	$25,976

Other current liabilities include primarily professional services, litigation and research and development accruals.

10.    Debt
The Company’s debt, net of unamortized deferred issuance costs, at June 30, 2021 and December 31, 2020 consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Total term loan outstanding	$263,876	$274,313
Unamortized deferred issuance costs	(7,387)	(8,588)
Tecnidex loan outstanding	1,852	2,144
Less: Amounts due within one year	3,470	3,378
Total long-term debt due after one year	$254,871	$264,491

Amended Credit Facility

On July 27, 2020, the Company completed a comprehensive refinancing (the “Refinancing”) by (i) entering into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with the other loan parties party thereto, Bank of Montreal, as administrative agent and the lenders party thereto, and (ii) consummating the transactions contemplated by the Investment Agreement (as defined and described in Note 15 – Series B Convertible Preferred Stock and Stockholders’ Equity). The Amended Credit Agreement amends and restates in its entirety the Prior Credit Facility (defined below).

The Amended Credit Agreement provides for a $25.0 million revolving credit facility (the “Amended Revolving Loan”), which matures on June 30, 2024, and a $275.0 million term credit facility (the “Amended Term Loan” and, together with the Amended Revolving Loan, the “Amended Credit Facility”), which matures on December 31, 2024. The Amended Credit Facility includes a $5.0 million swingline commitment and a $10.0 million letter of credit sub-limit. Loans under the Amended Term Loan bear interest at a rate equal to, at the Company’s option, either the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus an Applicable Rate of 6.25% per annum, or the Alternate Base Rate plus an Applicable Rate of 5.25% per annum. Loans under the Amended Revolving Loan bear interest at a rate equal to, at the Company’s option, the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus the Applicable Rate ranging from 6.25% to 6.0% per annum, based on certain ratios. The interest rate was 7.25% for the three and six months ended June 30, 2021. The Company is also required to pay a commitment fee on the unused portion of the Amended Revolving Loan at a rate ranging from 0.5% to 0.375%, based on certain ratios. The Company is required to make mandatory prepayments of outstanding indebtedness under the Amended Credit Agreement under certain circumstances. During the three months ended March 31, 2021, a prepayment of principal of $9.1 million was made.

The obligations of AgroFresh Inc., a wholly-owned subsidiary of the Company and the borrower under the Amended Credit Facility, are initially guaranteed by the Company and the Company’s wholly-owned subsidiary, AF Solutions Holdings LLC (together with AgroFresh Inc. and the Company, the “Loan Parties”) and may in the future be guaranteed by certain other domestic subsidiaries of the Company. The obligations of the Loan Parties under the Credit Agreement and other loan documents are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in all tangible and intangible assets of the Loan Parties, except for certain excluded assets, and equity interests of certain foreign subsidiaries of the Loan Parties held by the Loan Parties (subject to certain exclusions and limitations).

The Refinancing was deemed a partial extinguishment of the Term Loan (as defined below) under ASC Topic No. 470-50, “Debt – Modifications and Extinguishments” (Topic No. 470), whereby $107.1 million of the $403.8 million outstanding at the time of the Refinancing was deemed an extinguishment and $296.7 million was deemed a modification of debt. As such, unamortized deferred issuance costs related to the extinguishment of $0.7 million were written off in debt modification and extinguishment expenses and the remaining $1.9 million was deferred and amortized over the term of the Amended Term Loan.

In connection with the Amended Term Loan, expenses incurred related to existing lenders of $4.4 million were recognized in debt modification and extinguishment expenses. Expenses to new lenders of $1.1 million were deferred and amortized over the term of the Amended Term Loan along with $6.4 million of lender fees and issue discounts.

In total, the Company deferred debt issuance costs of $7.5 million related to the Amended Term Loan, $1.9 million related to the modification of the Term Loan and $0.5 million related to the Amended Revolving Loan. The debt issuance costs associated with the Amended Term Loan were capitalized against the principal balance of the debt, and the Amended Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense using the effective interest method for the duration of each respective debt facility. The interest expense related to the amortization of the Amended Credit Facility debt issuance costs during the three and six months ended June 30, 2021 was $0.5 million and $0.9 million. As of June 30, 2021 there were $7.4 million of unamortized deferred issuance costs.

At June 30, 2021, there was $263.9 million outstanding under the Amended Term Loan and no balance outstanding under the Amended Revolving Loan. Due to the prepayment, an additional $0.3 million of deferred financing costs were expensed based on the portion of debt paid. At June 30, 2021, the Company evaluated the amount recorded under the Amended Term Loan and determined that the fair value was approximately $264.9 million. The fair value of the debt is based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.

Certain restrictive covenants are contained in the Amended Credit Agreement, and the Company was in compliance with these covenants as of June 30, 2021.

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

The Revolving Loan included a $10.0 million letter-of-credit sub-facility, issuances against which reduced the available capacity for borrowing. The Term Loan had a scheduled maturity date of July 31, 2021. As discussed above, the Prior Credit Facility was refinanced on July 27, 2020, and there were no amounts outstanding as of June 30, 2021. The interest rates on borrowings under the Prior Credit Facility were either the alternate base rate plus 3.75% or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios).

As of the Closing Date, the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. The interest expense related to the amortization of the Term Loan debt issuance costs during the three and six months ended June 30, 2020 was approximately $0.6 million, and $1.2 million, respectively.

Tecnidex Debt

In March 2020, Tecnidex entered into a €1.0 million loan agreement with Banco Santander, S.A., which provides funding through March 2023 at a 1.5% interest rate. In May 2020, Tecnidex entered into a €0.3 million loan agreement with BBVA, which provides funding through May 2025 at a 2.2% interest rate. In July 2020, Tecnidex entered into a €0.6 million loan agreement with Banco Santander, S.A., which provides funding through July 2025 at a 2.5% interest rate.

Scheduled principal repayments of the Company's debt subsequent to June 30, 2021 are as follows:

(in thousands)	Amount
2021 (remaining)	$1,744
2022	3,453
2023	3,136
2024	257,267
2025	128
Total	$265,728

Interest Rate Swap

The Company entered into an interest rate swap contract in August 2019 to hedge interest rate risk remaining outstanding with the Prior Credit Facility (which swap was rolled over to the Amended Credit Facility). During the three and six months ended June 30, 2020, an unrealized gain of $0.3 million and an unrealized loss of $0.7 million was recognized, respectively, in connection with this swap. The interest rate swap contract matured on December 31, 2020.

The Company entered into an interest rate swap contract in January 2018 to hedge interest rate risk associated with the Term Loan. The hedge was settled in September 2018 for $4.0 million, which was amortized through December 31, 2020, the remaining period of the original hedge.

PPP Loan

As part of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), the Company received a Paycheck Protection Program ("PPP") loan to offset eligible costs incurred during the period. Under the terms of the PPP, PPP loans and accrued interest are forgivable after twenty-four weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness would have been reduced if the borrower terminated employees or reduced salaries during the forgiveness period.

The Company used the entire loan proceeds to fund its eligible payroll expenses and mortgage interest, avoiding furlough of office employees. As a result, the Company believed that it had met the PPP eligibility criteria for forgiveness and concluded that the loan represents, in substance, a government grant that is expected to be forgiven. As such, in accordance with IAS 20 “Accounting for Government Grants and Disclosure of Government Assistance” the Company recognized the entire loan amount as Grant Income during the three months ended June 30, 2020. The full amount of this loan was forgiven during the three months ended June 30, 2021.

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

Lease expense is primarily included in general and administrative expenses in the condensed consolidated statements of operations. Additional information regarding the Company's operating leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Operating Lease Cost
Operating leases	$548	$648	$1,103	$1,254
Short-term leases (1)	224	89	414	176
Total lease expense	$772	$737	$1,517	$1,430
(1)    Leases with an initial term of twelve months or less are not recorded on the balance sheet.

Other information on operating leases:

	Six Months Ended June 30,
	2021	2020
Cash payments included in operating cash flows	$1,145	$854
Right-of-use assets obtained in exchange for new lease	$242	$795
Weighted average discount rate	8.79%	9.03%
Weighted average remaining lease term in years	4.4 years	5.0 years

The following table presents the contractual maturities of the Company's lease liabilities as of June 30, 2021.

(in thousands)	Lease Liability
Remainder of 2021	$1,058
2022	1,864
2023	1,487
2024	782
2025	576
Thereafter	1,182
Total undiscounted lease payments	6,949
Less: present value adjustment	1,467
Operating lease liability	$5,482
12.    Other Noncurrent Liabilities
The Company’s other noncurrent liabilities at June 30, 2021 and December 31, 2020 consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Lease liability	$3,872	$4,650
Other (1)	1,819	1,782
Total other noncurrent liabilities	$5,691	$6,432

(1) Other noncurrent liabilities include long-term rebates and pension liabilities.

13.    Severance
Severance expense was $1.5 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $1.6 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively. These amounts, which do not include stock compensation expense, were recorded in selling, general and administrative expense in the condensed consolidated statements of operations. As of June 30, 2021 and December 31, 2020, the Company had a $1.3 million and $0.6 million severance liability, respectively.

14.     Redeemable Non-Controlling Interest

On November 7, 2017, the Company entered into a definitive agreement to acquire a controlling-interest in Tecnidex. The transaction was closed on December 1, 2017. At the effective date of the acquisition, the Company acquired 75% of the outstanding capital stock of Tecnidex. In connection with the acquisition of Tecnidex, the Company concurrently entered into option agreements ("Option Agreement") with the Seller related to the remaining 25% equity interest. The Option Agreement permits the residual interest to be "put" by the Seller to the Company, or to allow the Company to "call" the residual interest gradually over time as outlined in the agreement. The Seller's ownership of Tecnidex represents a non-controlling interest ("NCI") to the Company, which is classified outside of stockholders' equity as the option of the Seller is redeemable. As of June 30, 2021 the carrying amount of the NCI was $8.2 million in the condensed consolidated balance sheet. Any changes in the redemption value of the NCI are included as an adjustment to Additional paid-in capital on the balance sheet.

The following table summarizes the changes to the Company's Redeemable non-controlling interest.

(in thousands)	June 30, 2021	December 31, 2020
Beginning balance	($8,446)	($7,701)
Net loss attributable to redeemable non-controlling interest	497	394
Adjustment of NCI to redemption value	(238)	(1,139)
Ending balance	($8,187)	($8,446)

15.    Series B Convertible Preferred Stock and Stockholders’ Equity
Series B Convertible Preferred Stock
On June 13, 2020, the Company entered into an Investment Agreement (the “Investment Agreement”) with the Investor, an affiliate of Paine Schwartz Partners, LLC (“PSP”), pursuant to which, subject to certain closing conditions, the Investor agreed to purchase in a private placement an aggregate of $150,000,000 of convertible preferred equity of the Company. The transaction closed on July 27, 2020 and a total of 150,000 shares of the Company’s newly-designated Series B-1 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-1 Preferred Stock”) were purchased in such transaction (the “Private Placement”). On September 22, 2020, following the approval of the transactions contemplated by the Investment Agreement by the necessary regulatory body, the Company issued to the Investor, for no additional consideration, a total of 150,000 shares of the Company’s newly-designated Series B-2 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-2 Preferred Stock”). On September 25, 2020 (the "Exchange Date"), the Investor elected to exchange the shares of the Company’s Series B-1 Convertible Preferred Stock and Series B-2 Preferred Stock held by it for a total of 150,000 shares of the Company’s newly-designated Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). Accordingly, effective as of the Exchange Date, the Company issued 150,000 shares of Series B Preferred Stock to the Investor and all of the shares of Series B-1 Preferred Stock and Series B-2 Preferred Stock held by the Investor were cancelled. No shares of Series B-1 Preferred Stock or Series B-2 Preferred Stock are outstanding as of June 30, 2021.

The Series B Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series B Preferred Stock has a liquidation preference of $1,000 per share (the “Stated Value”). Holders of the Series B Preferred Stock are entitled to a cumulative dividend at a rate of 16% per annum, of which 50% is payable in cash and 50% is payable in kind until the first anniversary of the Closing Date, after which 50% will be payable in cash, 37.5% will be payable in kind, and the remaining 12.5% will be payable in cash or in kind, at the Company’s option, subject in each case to adjustment under certain circumstances. Dividends on the Series B Preferred Stock are cumulative and payable quarterly in arrears. All dividends that are paid in kind will accrete to, and increase, the Stated Value. The applicable dividend rate is subject to increase by 2% per annum during any period that the Company is in breach of certain provisions of the applicable Certificate of Designation of the Preferred Stock. The Series B Preferred Stock has been classified as temporary equity as it may be contingently redeemable in the event of a change of control, which is outside of the Company's control.

Associated with the Series B Preferred Stock, the Company paid dividends of $3.3 million in kind and $3.1 million in cash during the three months ended June 30, 2021. The Company paid dividends of $6.3 million in kind and $6.1 million in cash during the six months ended June 30, 2021. The Company paid no dividends during the three and six months ended June 30, 2020 associated with the Series B Preferred Stock. As of June 30, 2021 and December 31, 2020, the Company had no accrued dividends.

The Series B Preferred Stock is convertible into Common Stock at the election of the holder at any time at an initial conversion price of $5.00 (the “Conversion Price”). The Conversion Price is subject to customary adjustments, including for stock splits and other reorganizations affecting the Common Stock and pursuant to certain anti-dilution provisions for below market issuances. As of June 30, 2021 and December 31, 2020, the maximum number of shares of common stock that could be issued upon conversion of the outstanding shares of Series B Preferred Stock was approximately 31.2 million and 31.0 million shares, respectively.

During the six months ended June 30, 2021, the Company redeemed 4,954 shares of Series B Preferred Stock for $5.3 million. The below table outlines the change in Series B Preferred Stock during the six months ended June 30, 2021 and the year ended December 31, 2020.

	Series B-1 Convertible Preferred Stock		Series B-2 Convertible Preferred Stock		Series B Convertible Preferred Stock
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	—	$—	—	$—
Issuance of preferred stock	150	150,000	150	—	—	—
Exchange to Series B preferred stock	(150)	(150,000)	(150)	—	150	150,000
Issuance-related expenses	—	—	—	—	—	(11,516)
In kind dividend	—	—	—	—	—	5,244
Balance at December 31, 2020	—	—	—	—	150	143,728
Redemption of shares	—	—	—	—	(5)	(5,330)
In kind dividend	—	—	—	—	—	6,268
Balance at June 30, 2021	—	$—	—	$—	145	$144,666

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

Common Stock

The authorized common stock of the Company consists of 400.0 million shares with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of June 30, 2021, there were 52.1 million shares of common stock outstanding.

Warrants

On July 31, 2020, all outstanding warrants, consisting of warrants to purchase 16.0 million shares of the Company’s common stock outstanding at a strike price of $11.50, expired. Of the 16.0 million warrants, 9.8 million were issued as part of the units sold in the Company's initial public offering in February 2014 (1.2 million warrants were subsequently repurchased during 2015) and 6.2 million warrants were sold in a private placement at the time of such public offering.

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

ATM Facility

In December 2018, the Company filed a shelf registration statement (File No. 333-229002) (the “Form S-3 Shelf”) with the Securities and Exchange Commission, that became effective in February 2019. On June 25, 2020, the Company established an at-the-market offering facility (the “ATM Facility”) under the Form S-3 Shelf, with Virtu Americas LLC, acting as sales agent with support from H.C. Wainwright & Co and Roth Capital Partners. The Company’s board of directors approved sales of up to $30,000,000 maximum aggregate offering of the Company’s common stock under the ATM Facility. Effective as of August 7, 2020, the Company suspended sales under its ATM Facility, in light of the Company’s recent completion of the Refinancing and current market conditions. No sales were effected pursuant to the ATM Facility. Effective as of August 10, 2021, the ATM Facility was terminated, and no future issuances will occur under the ATM Facility.

16.    Stock-based Compensation
The Company's stock based compensation is in accordance with the Company's amended 2015 Incentive Compensation Plan (the “Plan”), pursuant to which the Compensation Committee of the Company is authorized to grant up to 7.2 million shares to officers and employees of the Company, in the form of equity-based awards, including time or performance based options and restricted stock. In addition, the Company may grant cash-settled awards, including stock-appreciation rights (SARs) and phantom stock awards.

In June 2019, the Company's shareholders approved the 2019 Employee Stock Purchase Plan (the "ESPP"), which was effective July 1, 2019. 500,000 shares of common stock are reserved for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of common stock at a discount of up to 15% through payroll deductions of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods beginning January 1 and July 1 of each year, and each offering period consists of a six-month purchase period. On each purchase date, eligible employees may purchase the Company's common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. As of June 30, 2021, 406,476 shares had been issued under the ESPP.

Stock compensation expense for equity-classified and liability-classified awards was $0.3 million and $1.0 million for the three months ended June 30, 2021 and 2020, respectively. Stock compensation expense for equity-classified and liability-classified awards was $1.2 million and $1.8 million for the six months ended June 30, 2021 and 2020, respectively. Stock compensation expense is recognized in cost of goods sold, selling, general and administrative expenses and research and development expenses. At June 30, 2021, there was $7.3 million of unrecognized compensation cost relating to outstanding unvested equity instruments expected to be recognized over the weighted average period of 2.4 years.

During the three months ended June 30, 2021, the Company granted the following share-based awards to members of management and employees. These awards will be settled in shares of the Company's common stock and are equity-classified. The grant date fair value of the time-based award will be recognized on a straight-line basis over the vesting period. The grant date fair value of the performance-based award will be recognized on a straight-line basis over the vesting period based on the probability of achieving the performance condition. The performance-based restricted stock units each have a performance period that ends on December 31, 2023.

(in thousands)	Number of shares
Time-based restricted stock units	1,308
Performance-based restricted stock units	808
Stock options	545
Total	2,661

The stock options were valued with a Black-Scholes option pricing model using the assumptions in the table below. The expected life was estimated using the simplified method. Based on these assumptions, the grant-date fair value of the stock options was estimated to be $1.38.

During the three months ended June 30, 2021, the Company also granted the following share-based awards to members of management employed in certain countries outside of the United States. These awards will be settled in cash and are liability-classified. Therefore, the fair value of these liability-classified awards will be re-measured on each balance sheet date. The performance-based phantom shares each have a performance period that ends on December 31, 2023.

(in thousands)	Number of shares
Time-based phantom shares	35
Performance-based phantom shares	13
Total	48

17.    Earnings Per Share
Basic loss per share is calculated by dividing net loss attributable to AgroFresh Solutions, Inc. common stockholders by the weighted average number of common shares outstanding for the period. The Company had a loss for the three and six months ended June 30, 2021 and 2020. Therefore, the effects of stock-based awards including options, restricted stock, restricted stock units and warrants outstanding at June 30, 2021 and 2020, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive.

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Basic weighted-average common shares outstanding	51,348	50,758	51,191	50,647
Effect of dilutive options, restricted stock, and restricted stock units	—	—	—	—
Diluted weighted-average shares outstanding	51,348	50,758	51,191	50,647

Securities that could potentially be dilutive are excluded from the computation of diluted loss per share when a loss from continuing operations exists, when the exercise price exceeds the average closing price of the Company's common stock during the period, or for contingently issued shares, if the contingency is not met at the end of the reporting period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following represents the weighted average number of shares that could potentially dilute basic earnings per share in the future:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Convertible preferred stock	30,591	—	30,810	—
Stock-based compensation awards(1):
Stock options	899	861	849	862
Restricted stock awards and restricted stock units	2,655	1,268	2,161	930
Warrants:
Private placement warrants	—	6,160	—	6,160
Public warrants	—	9,823	—	9,823
(1) SARs and Phantom stocks are payable in cash so will therefore have no impact on number of shares.

18.    Income Taxes
The provision for income taxes consists of provisions for federal, state and foreign income taxes. The effective tax rates for the periods ended June 30, 2021 and June 30, 2020, reflect the Company’s expected tax rate on reported income (loss) from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in the U.S. and various other jurisdictions outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

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

The Company's U.S. operations have incurred cumulative taxable losses through June 30, 2021. The Company’s U.S. net operating loss carry forwards and carry forwards of other tax attributes are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. The utilization of the tax attributes have become restricted because of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This limits the amount of the tax attributes that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, was determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. Please refer to Note 3 - Related Party Transactions regarding the ownership change in the quarter ended September 30, 2020. The Company completed a Section 382 study and determined the ownership change gave rise to the restrictions that will limit the realizability of certain U.S. tax attributes and built-in losses related to future intangible amortization tax deductions. These limitations apply to the corresponding tax attributes and built-in losses incurred before the ownership change.

The effective tax rate for the six months ended June 30, 2021 differs from the U.S. statutory tax rate of 21%, primarily because of changes in valuation allowance positions related to the United States and certain foreign jurisdictions and by foreign exchange currency gains and losses, offset by certain non-taxable items. For the three months ending June 30, 2021, the largest change in valuation allowance positions was a tax expense for deferred tax assets that were no longer deemed to be realizable. The tax expense adversely affected the effective tax rate due to the Company’s consolidated pre-tax losses.

The Company's effective tax rate for the three and six months ended June 30, 2021 was (0.8)% and (27.6)%, respectively, compared to the effective tax rate for the three and six months ended June 30, 2020 of (3.9)% and 13.5%, respectively.

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

Our chief operating decision-makers do not evaluate operating segments using asset or liability information. The following table presents a breakdown of our revenues and gross profit based on reportable segments for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
AgroFresh Core
Revenues	$17,931	$16,738	$51,623	$45,380
Gross Profit	14,130	12,402	41,765	34,797
Tecnidex
Revenues	3,993	3,244	9,293	7,625
Gross Profit	690	1,127	1,733	3,227
Total Revenues	$21,924	$19,982	$60,916	$53,005
Total Gross Profit	$14,820	$13,529	$43,498	$38,024

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

On October 14, 2019, the Company was awarded a verdict of $31.1 million in damages, related to, among other things, trade secret misappropriation and willful patent infringement, in its litigation against Decco Post-Harvest, Inc. ("Decco") and Decco's parent company, UPL Limited. The award was subsequently reduced by $18 million in connection with post-verdict review by the Court. During the six months ended June 30, 2021, the lawsuit was settled, paid and is considered closed.

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

21.    Fair Value Measurements
Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value of the Company's financial instruments that are measured at fair value on a recurring basis as of June 30, 2021.

(in thousands)	Level 3
Liability-classified stock compensation (1)	$197

The following table presents the fair value of the Company's financial instruments that are measured at fair value on a recurring basis as of December 31, 2020.

(in thousands)	Level 3
Liability-classified stock compensation (1)	$282

(1) The fair values of performance-based phantom shares granted in 2019 and 2020 were estimated using a Monte Carlo simulation pricing model with the assumptions described below:

	June 30, 2021
Grant date fair value	$1.70	—	$7.28
Risk-free interest rate	0.27%	—	2.39%
Expected life (years)	2.71	—	2.75
Estimated volatility factor	65.1%	—	69.9%
Expected dividends	None

There were no transfers between Level 1 and Level 2 and no transfers out of Level 3 of the fair value hierarchy during the six months ended June 30, 2021.

At June 30, 2021, the Company evaluated the amount recorded under the Amended Term Loan and determined that the fair value was approximately $264.9 million. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis
The following table presents the changes during the periods presented in our Level 3 financial instruments that are measured at fair value on a recurring basis.

(in thousands)	Liability-classified stock compensation
Balance, December 31, 2020	$282
Stock compensation activity	(85)
Balance, June 30, 2021	$197

22.    Other Income

During the three months ended June 30, 2021 and 2020, the Company had other expense of $0.05 million and $0.01 million, respectively. During the six months ended June 30, 2021 and 2020, the Company had other income of $14.4 million and $1.5 million, respectively, related to the receipt of proceeds from the settlement of litigation matters.

23.    Correction of Prior Period Errors

As previously disclosed in Note 24 to the Company’s consolidated financial statements as of and for the year ended December 31, 2020, management of the Company identified an immaterial accounting error in the Company’s previously reported unaudited interim condensed consolidated financial statements related to the accounting for the Company’s NCI. As a result, the accompanying unaudited interim condensed consolidated financial statements and related notes hereto for the three and six months ended June 30, 2020 have been revised to give effect to the correction of this error. The correction of this error resulted in a reclassification of the carrying value of the NCI from previously reported permanent equity to temporary equity as of June 30, 2020, and a charge to previously reported additional paid-in capital to increase the carrying value of the Redeemable NCI during the three and six months ended June 30, 2020 by $0.3 million and $0.5 million, respectively, which has been applied as an adjustment to previously reported net (loss) income attributable to AgroFresh Solutions, Inc. in the determination of basic and fully diluted net (loss) income per share attributable to AgroFresh stockholders for the three and six months ended June 30, 2020.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Report. As disclosed in Note 23 - Correction of Prior Period Errors of the unaudited condensed consolidated financial statements, the Company’s unaudited condensed consolidated financial statements for the period ended June 30, 2020 have been revised to give effect to the correction of certain errors we identified during the 2020 year-end financial reporting process. As a result, the Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operation set forth below has been revised to give effect to the correction of these accounting errors.

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

AgroFresh’s flagship SmartFresh Quality System regulates the post-harvest ripening effects of ethylene, the naturally occurring plant hormone that triggers ripening in certain fruits and vegetables. SmartFresh degrades naturally and leaves no detectable residue and has been approved for use by many domestic and global regulatory organizations. Harvista extends the Company’s proprietary technology into the field, including treatment of cherries early in the growing season and near-harvest management of apples, pears and blueberries. FreshCloud™ is our digital technology services platform, which continues to expand. Launched in 2020, FreshCloud Quality Inspection is a proprietary cloud-based mobile quality management service that digitizes what was formerly a manual quality control process and captures, organizes and analyzes quality metrics in real time. LandSpringTM is an innovative 1-MCP technology targeted to transplanted vegetable seedlings. It is currently registered for use on tomatoes, peppers and 14 other crops in the US. It reduces transplant shock, resulting in less seedling mortality and faster crop establishment, which leads to a healthier crop and improved yields.
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

Impact of COVID-19

The global health crisis caused by COVID-19 and the related government actions and stay at home orders have negatively impacted economic activity and increased political instability across the globe. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. During the six months ended June 30, 2021, the COVID-19 pandemic did not have a significant adverse impact on our results of operations. However, there were numerous obstacles presented and some localized financial impacts of the pandemic, including fluctuations in foreign currency exchange rates and customer demand and spending pattern changes. While we are following the requirements of governmental authorities and taking additional preventative and protective measures to ensure the safety of our workforce, including implementing remote working arrangements and varying procedures for essential workforce, we cannot be 100% certain that there will not be any incidents across our global operations that may cause service interruptions. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the coronavirus outbreak, although the Company operates in an industry that thus far has not been as severely impacted as others. Nevertheless, the outbreak presents some uncertainty and risk with respect to the Company and its performance and financial results.

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

Integrated Service Model
AgroFresh offers the Company’s commercially available products, including SmartFresh and Harvista, primarily through a direct service model. Sales and sales support personnel maintain face-to-face relationships with customers year round. Technical sales and support personnel work directly with customers to provide value-added advisory services regarding the application of SmartFresh. The actual application of SmartFresh is performed by service providers that are typically third-party contractors. Harvista is applied by both ground and aerial applications, which are administered by third-party service providers or made by our customers directly.

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

Results of Operations
The following table summarizes the results of operations for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net sales	$21,924	$19,982	$60,916	$53,005
Cost of sales (excluding amortization, shown separately below)	7,104	6,453	17,418	14,981
Gross profit	14,820	13,529	43,498	38,024
Research and development expenses	3,496	2,895	6,794	5,537
Selling, general and administrative expenses	13,620	12,722	27,171	26,431
Amortization of intangibles	10,499	10,936	21,262	21,893
Grant income	—	(2,974)	—	(2,974)
Operating loss	(12,795)	(10,050)	(11,729)	(12,863)
Other (expense) income	(46)	(7)	14,352	1,500
Gain on foreign currency exchange	921	449	1,354	1,076
Interest expense, net	(5,216)	(6,513)	(11,106)	(13,479)
Loss before income taxes	(17,136)	(16,121)	(7,129)	(23,766)
Income taxes expense (benefit)	144	630	1,967	(3,201)
Net loss including non-controlling interest	(17,280)	(16,751)	(9,096)	(20,565)
Less: Net (loss) income attributable to non-controlling interest	(20)	130	(259)	33
Net loss attributable to AgroFresh Solutions, Inc.	(17,260)	(16,881)	(8,837)	(20,598)
Less: Dividends on convertible preferred stock	6,327	—	12,332	—
Net loss attributable to AgroFresh Solutions, Inc. common stockholders	($23,587)	($16,881)	($21,169)	($20,598)
Comparison of Results of Operations for the three months ended June 30, 2021 versus the three months ended June 30, 2020.

Net Sales

Net sales were $21.9 million for the three months ended June 30, 2021, as compared to net sales of $20.0 million for the three months ended June 30, 2020, an increase of 9.7%. The impact of the change in foreign currency exchange rates compared to the second quarter of 2020 increased revenue by $1.0 million. Excluding this impact, revenue increased approximately 4.7%. The net sales increase was driven by diversification product categories beyond SmartFreshTM for apples, with an emphasis on other 1-MCP solutions such as SmartFresh for other crops. This was partially offset by a slight decrease in sales of SmartFresh for apples, which was largely due to timing as the seasonal harvest was earlier than the prior year.

Cost of Sales

Cost of sales was $7.1 million for the three months ended June 30, 2021, as compared to $6.5 million for the three months ended June 30, 2020. Gross profit margin was 67.6% for the three months ended June 30, 2021 versus 67.7% for the three months ended June 30, 2020. Gross margin was largely consistent with the prior year period.

Research and Development Expenses

Research and development expenses were $3.5 million and $2.9 million, respectively, for the three months ended June 30, 2021 and June 30, 2020. The increase was primarily related to timing of projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $13.6 million for the three months ended June 30, 2021, compared to $12.7 million for the three months ended June 30, 2020, an increase of 7.1%, due primarily to increased severance expenses.

Amortization of Intangibles

Amortization of intangible assets was $10.5 million for the three months ended June 30, 2021, compared to $10.9 million for the three months ended June 30, 2020.

Interest Expense, Net

Interest expense was $5.2 million for the three months ended June 30, 2021, as compared to $6.5 million for the three months ended June 30, 2020. The decrease was primarily due to $1.3 million lower interest on the long-term debt due to a lower variable rate and principal balance.

Gain on Foreign Currency

Gain on foreign currency was $0.9 million for the three months ended June 30, 2021, as compared to a gain of $0.4 million for the three months ended June 30, 2020.

Income Taxes

Income tax expense was $0.1 million for the three months ended June 30, 2021, compared to income tax expense of $0.6 million for the three months ended June 30, 2020. For the three months ended June 30, 2021, the quarter’s largest effective tax rate modification related to the changes in valuation allowance positions related to the United States and certain foreign jurisdictions and by foreign exchange currency gains and losses, offset by certain non-taxable items.

Comparison of Results of Operations for the six months ended June 30, 2021 versus the six months ended June 30, 2020.

Net Sales

Net sales were $60.9 million for the six months ended June 30, 2021, as compared to net sales of $53.0 million for the six months ended June 30, 2020, an increase of 14.9%. The impact of the change in foreign currency exchange rates compared to the first half of 2020 increased revenue by $1.1 million. Excluding this impact, revenue increased approximately 12.8%. The net sales increase was primarily the result of strength in Other 1-MCP solutions, such as SmartFresh diversification and Harvista, as well as strong growth in the Fungicides & Disinfectants and Coatings categories. Sales of SmartFresh for apple crops realized modest growth for the period.

Cost of Sales

Cost of sales was $17.4 million for the six months ended June 30, 2021, as compared to $15.0 million for the six months ended June 30, 2020. Gross profit margin was 71.4% for the six months ended June 30, 2021 versus 71.7% for the six months ended June 30, 2020. Gross margin was largely consistent with the prior year period.

Research and Development Expenses

Research and development expenses were $6.8 million and $5.5 million, respectively, for the six months ended June 30, 2021 and 2020. The increase was primarily related to timing of projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $27.2 million for the six months ended June 30, 2021, compared to $26.4 million for the six months ended June 30, 2020, an increase of 2.8%, primarily due to increased severance expenses.

Amortization of Intangibles

Amortization of intangible assets was $21.3 million for the six months ended June 30, 2021, compared to $21.9 million for the six months ended June 30, 2020.

Other Income

Other income was $14.4 million for the six months ended June 30, 2021, as compared to $1.5 million for the six months ended June 30, 2020 and relate to the receipt of proceeds from the settlement of litigation matters.

Interest Expense, Net

Interest expense was $11.1 million for the six months ended June 30, 2021, as compared to $13.5 million for the six months ended June 30, 2020. The decrease was primarily due to $2.9 million lower interest on the long-term debt due to a lower variable rate and principal balance, offset by reduction in interest rate swap income of $0.7 million.

Gain on Foreign Currency

Gain on foreign currency was $1.4 million for the six months ended June 30, 2021, as compared to a gain of $1.1 million for the six months ended June 30, 2020.

Income Taxes

Income tax expense was $2.0 million for the six months ended June 30, 2021, compared to income tax benefit of $3.2 million for the six months ended June 30, 2020. For the six months ended June 30, 2021, the largest effective tax rate modification related to the changes in valuation allowance positions related to the United States and certain foreign jurisdictions and by foreign exchange currency gains and losses, offset by certain non-taxable items.

Non-GAAP Measures

The following table sets forth the non-GAAP financial measures of EBITDA and Adjusted EBITDA. The Company believes these non-GAAP financial measures provide meaningful supplemental information as they are used by the Company’s management to evaluate the Company’s performance (including for incentive bonuses and bank covenant reporting), are more indicative of future operating performance of the Company, and facilitate a better comparison among fiscal periods. These non-GAAP results are presented for supplemental informational purposes only and should not be considered a substitute for the financial information presented in accordance with GAAP.

The following is a reconciliation between the non-GAAP financial measures of EBITDA and Adjusted EBITDA to their most directly comparable GAAP financial measure, net loss including non-controlling interest:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
GAAP net loss including non-controlling interest	($17,280)	($16,751)	($9,096)	($20,565)
Depreciation and amortization	11,178	11,568	22,600	23,145
Interest expense (1)	5,216	6,513	11,106	13,479
Income taxes expense (benefit)	144	630	1,967	(3,201)
Non-GAAP EBITDA	(742)	1,960	26,577	12,858
Share-based compensation	280	974	1,171	1,762
Severance related costs (2)	1,587	74	1,587	74
Other non-recurring costs (3)	754	639	1,520	2,383
Gain on foreign currency exchange (4)	(921)	(449)	(1,354)	(1,076)
Grant income	—	(2,974)	—	(2,974)
Litigation settlement	—	—	(14,392)	(1,600)
Non-GAAP Adjusted EBITDA	$958	$224	$15,109	$11,427

(1)    Interest on debt and accretion for debt discounts.
(2)    Severance costs related to restructuring and cost optimization initiatives.
(3)    Costs related to certain professional and other infrequent or non-recurring fees, including those associated with restructuring, litigation and M&A related fees.
(4)    Gain on foreign currency exchange relates to net gains and losses resulting from transactions denominated in a currency other than the Company's functional currency.

The following is a reconciliation between net sales on a non-GAAP constant currency basis to GAAP net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
GAAP net sales	$21,924	$19,982	$60,916	$53,005
Impact from changes in foreign currency exchange rates	(1,000)	—	(1,143)	—
Non-GAAP constant currency net sales (1)	$20,924	$19,982	$59,773	$53,005

(1)     The company provides net sales on a constant currency basis to enhance investors’ understanding of underlying business trends and operating performance, by removing the impact of foreign currency exchange rate fluctuations. The impact from foreign currency, calculated on a constant currency basis, is determined by applying prior period average exchange rates to current year results.

Liquidity and Capital Resources
Cash Flows

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$30,876	$9,155
Net cash used in investing activities	($1,304)	($905)
Net cash used in financing activities	($21,961)	($1,091)

Cash provided by operating activities was $30.9 million for the six months ended June 30, 2021, as compared to cash provided by operating activities of $9.2 million for the six months ended June 30, 2020. In 2021, net income before non-cash depreciation and amortization was $13.5 million. Other non-cash charges included stock-based compensation of $1.1 million, $1.3 million of deferred financing costs and a $2.0 million increase in net deferred taxes. Additionally, the change in net operating assets was $12.7 million in 2021. For the six months ended June 30, 2020, net income before non-cash depreciation and amortization was $2.6 million. Other non-cash charges included stock-based compensation of $1.6 million, $1.2 million of deferred financing costs, a ($5.7) million increase in net deferred tax assets and interest income recognized on the interest rate swap of ($0.7) million. Additionally, the change in net operating assets was $10.1 million for the six months ended June 30, 2020.
Cash used in investing activities was ($1.3) million and ($0.9) million for the six months ended June 30, 2021 and 2020, respectively. Cash used in investing activities in both periods was for the purchase of fixed assets, leasehold improvements and software.

Cash used in financing activities was ($22.0) million for the six months ended June 30, 2021, as compared to ($1.1) million for the six months ended June 30, 2020. Cash used in financing activities in 2021 was for the repayment of debt in the amount of ($10.7) million, payment of preferred stock redemption of ($5.3) million and payment of dividends of ($6.1) million, offset by proceeds from issuance of stock of $0.2 million. Cash used in 2020 was for the repayment of debt in the amount of ($2.7) million, offset by long-term borrowings of $1.4 million and proceeds from issuance of stock of $0.2 million.

Liquidity

At June 30, 2021, we had $56.7 million of cash and cash equivalents, compared to $50.0 million at December 31, 2020.

Amended Credit Facility

On July 27, 2020, the Company completed a comprehensive refinancing (the “Refinancing”) by (i) entering into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with the other loan parties party thereto, Bank of Montreal, as administrative agent and the lenders party thereto, and (ii) consummating the transactions contemplated by the Investment Agreement (as defined and described in Note 15 – Series B Convertible Preferred Stock and Stockholders’ Equity). The Amended Credit Agreement amends and restates in its entirety the Prior Credit Facility (defined below).

The Amended Credit Agreement provides for a $25.0 million revolving credit facility (the “Amended Revolving Loan”) which matures on June 30, 2024, and a $275.0 million term credit facility (the “Amended Term Loan” and, together with the Amended Revolving Loan, the “Amended Credit Facility”), which matures on December 31, 2024. The Amended Credit Facility includes a $5.0 million swingline commitment and a $10.0 million letter of credit sub-limit. Loans under the Amended Term Loan bear interest at a rate equal to, at the Company’s option, either the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus an Applicable Rate of 6.25% per annum, or the Alternate Base Rate plus an Applicable Rate of 5.25% per annum. Loans under the Amended Revolving Loan bear interest at a rate equal to, at the Company’s option, the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus the Applicable Rate ranging from 6.25% to 6.0% per annum, based on certain ratios. The interest rate was 7.25% for the three and six months ended June 30, 2021. The Company is also required to pay a commitment fee on the unused portion of the Amended Revolving Loan at a rate ranging from 0.5% to 0.375%, based on certain ratios. The Company is required to make mandatory prepayments of outstanding indebtedness under the Amended Credit Agreement under certain circumstances. During the three months ended March 31, 2021, a prepayment of principal of $9.1 million was made.

The obligations of AgroFresh Inc., a wholly-owned subsidiary of the Company and the borrower under the Amended Credit Facility, are initially guaranteed by the Company and the Company’s wholly-owned subsidiary, AF Solutions Holdings LLC (together with AgroFresh Inc. and the Company, the “Loan Parties”) and may in the future be guaranteed by certain other domestic subsidiaries of the Company. The obligations of the Loan Parties under the Credit Agreement and other loan documents are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in all tangible and intangible assets of the Loan Parties, except for certain excluded assets, and equity interests of certain foreign subsidiaries of the Loan Parties held by the Loan Parties (subject to certain exclusions and limitations).

The Refinancing was deemed a partial extinguishment of the Term Loan (as defined below) under ASC Topic No. 470-50, “Debt – Modifications and Extinguishments” (Topic No. 470), whereby $107.1 million of the $403.8 million outstanding at the time of the Refinancing was deemed an extinguishment and $296.7 million was deemed a modification of debt. As such, unamortized deferred issuance costs of $0.7 million related to the extinguishment were written off in debt modification and extinguishment expenses and the remaining $1.9 million was deferred and amortized over the term of the Amended Term Loan.

In connection with the Amended Term Loan, third-party expenses of $4.4 million related to existing lenders were recognized in debt modification and extinguishment expenses. Expenses to new lenders of $1.1 million were deferred and amortized over the term of the Amended Term Loan along with $6.4 million of lender fees and issue discounts.

In total, the Company deferred debt issuance costs of $7.5 million related to the Amended Term Loan, $1.9 million related to the modification of the Term Loan and $0.5 million related to the Amended Revolving Loan. The debt issuance costs associated with the Amended Term Loan were capitalized against the principal balance of the debt, and the Amended Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense using the effective interest method for the duration of each respective debt facility. The interest expense related to the amortization of the Amended Credit Facility debt issuance costs during the three and six months ended June 30, 2021 was $0.5 million and $0.9 million. As of June 30, 2021 there were $7.4 million of unamortized deferred issuance costs.

At June 30, 2021, there was $263.9 million outstanding under the Amended Term Loan and no balance outstanding under the Amended Revolving Loan. Due to the prepayment, an additional $0.3 million of deferred financing costs were expensed based on the portion of debt paid. At June 30, 2021, the Company evaluated the amount recorded under the Amended Term Loan and determined that the fair value was approximately $264.9 million. The fair value of the debt is based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.

Certain restrictive covenants are contained in the Amended Credit Agreement, and the Company was in compliance with these covenants as of June 30, 2021.

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

The Revolving Loan included a $10.0 million letter-of-credit sub-facility, issuances against which reduced the available capacity for borrowing. The Term Loan had a scheduled maturity date of July 31, 2021. As discussed above, the Prior Credit Facility was refinanced on July 27, 2020, and there were no amounts outstanding as of June 30, 2021. The interest rates on borrowings under the Prior Credit Facility were either the alternate base rate plus 3.75% or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios).

As of the Closing Date, the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. The interest expense related to the amortization of the Term Loan debt issuance costs during the three and six months ended June 30, 2020, was approximately $0.6 million and $1.2 million, respectively.

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

Preferred Stock Financing

On June 13, 2020, the Company entered into an Investment Agreement (the “Investment Agreement”) with the Investor, an affiliate of Paine Schwartz Partners, LLC (“PSP”), pursuant to which, subject to certain closing conditions, the Investor agreed to purchase in a private placement an aggregate of $150,000,000 of convertible preferred equity of the Company. The transaction closed on July 27, 2020 and a total of 150,000 shares of the Company’s newly-designated Series B-1 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-1 Preferred Stock”) were purchased in such transaction (the “Private Placement”). On September 22, 2020, following the approval of the transactions contemplated by the Investment Agreement by the necessary regulatory body, the Company issued to the Investor, for no additional consideration, a total of 150,000 shares of the Company’s newly-designated Series B-2 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-2 Preferred Stock”). On September 25, 2020 (the "Exchange Date"), the Investor elected to exchange the shares of the Company’s Series B-1 Convertible Preferred Stock and Series B-2 Preferred Stock held by it for a total of 150,000 shares of the Company’s newly-designated Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). Accordingly, effective as of the Exchange Date, the Company issued 150,000 shares of Series B Convertible Preferred Stock, par value $0.0001 per share, to the Investor and all of the shares of Series B-1 Preferred Stock and Series B-2 Preferred Stock held by the Investor were cancelled. No shares of Series B-1 Preferred Stock or Series B-2 Preferred Stock are outstanding as of June 30, 2021.

The Series B Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series B Preferred Stock has a liquidation preference of $1,000 per share (the “Stated Value”). Holders of the Series B Preferred Stock are entitled to a cumulative dividend at a rate of 16% per annum, of which 50% is payable in cash and 50% is payable in kind until the first anniversary of the Closing Date, after which 50% will be payable in cash, 37.5% will be payable in kind, and the remaining 12.5% will be payable in cash or in kind, at the Company’s option, subject in each case to adjustment under certain circumstances. Dividends on the Series B Preferred Stock are cumulative and payable quarterly in arrears. All dividends that are paid in kind will accrete to, and increase, the Stated Value. The applicable dividend rate is subject to increase by 2% per annum during any period that the Company is in breach of certain provisions of the applicable Certificate of Designation of the Preferred Stock. The Series B Preferred Stock has been classified as temporary equity as it may be contingently redeemable in the event of a change of control, which is outside of the Company's control.

Associated with the Series B Preferred Stock, the Company paid dividends of $3.3 million in kind and $3.1 million in cash during the three months ended June 30, 2021. The Company paid dividends of $6.3 million in kind and $6.1 million in cash during the six months ended June 30, 2021. The Company paid no dividends during the three and six months ended June 30, 2020 associated with the Series B Preferred Stock. As of June 30, 2021 and December 31, 2020, the Company had no accrued dividends.

The Series B Preferred Stock is convertible into Common Stock at the election of the holder at any time at an initial conversion price of $5.00 (the “Conversion Price”). The Conversion Price is subject to customary adjustments, including for stock splits and other reorganizations affecting the Common Stock and pursuant to certain anti-dilution provisions for below market issuances. As of June 30, 2021 and December 31, 2020, the maximum number of shares of common stock that could be issued upon conversion of the outstanding shares of Series B Convertible Preferred Stock was approximately 31.2 million and 31.0 million shares, respectively.

Off-Balance Sheet Arrangements
As of June 30, 2021, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than as disclosed in Note 21 - Commitments and Contingencies of the unaudited condensed consolidated financial statements. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

As of June 30, 2021, our management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due to material weaknesses in the Company's internal control over financial reporting as disclosed below.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria in Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of June 30, 2021 was not effective.

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

As of June 30, 2021, the Investor owned 145,046 shares of our Series B preferred stock (the “Series B Preferred Stock”), which is currently convertible into approximately 31.2 million shares of our outstanding common stock representing approximately 37% of our outstanding common stock on an as-converted basis (and which votes with our common stock on an as-converted basis), and Dow owned approximately 21.0 million shares of our outstanding common stock. In addition, we will pay dividends-in-kind on the Series B Preferred Stock. Because of the degree of concentration of voting power (and the potential for such power to increase upon the purchase of additional stock and/or the payment of dividends-in-kind), your ability to elect members of our board of directors and influence our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends, may be diminished.

In addition, the Investor and Dow have representation on the Company’s board of directors and have significant control over the management and affairs of the Company. The Investor currently has three designees on the board of directors and has the right to appoint one additional director to the board, and may have the right to appoint one or more additional directors in the future under certain circumstances. The Investor also has class approval rights over certain specified actions that would affect the holders of the Preferred Stock, and has the right to approve certain corporate actions for so long as it continues to hold at least 10% of the shares of common stock outstanding (on an as-converted basis).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective as of August 10, 2021, the Company terminated the ATM Sales Agreement, dated as of June 25, 2020, between the Company and Virtu Americas LLC, as its sales agent, which ATM Sales Agreement was described in the Current Report on Form 8-K filed by the Company on June 26, 2020.

ITEM 6. EXHIBITS

Exhibit No.		Description
3.1	(1)	Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2015.
3.2	(4)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation.
3.3	(1)	Series A Certificate of Designation.
3.4	(6)	Certificate of Designation of Series B Convertible Preferred Stock.
3.5	(2)	Amended and Restated Bylaws.
3.6	(3)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of September 3, 2015.
3.7	(5)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of November 2, 2017.
4.1	(1)	Specimen Common Stock Certificate.
4.2	(1)	Specimen Warrant Certificate.
10.1	(7)	Employment Agreement, dated April 12, 2021, between the Company and Clinton Lewis.
10.2	(7)	Change in Control Executive Severance Agreement, dated April 12, 2021, between the Company and Clinton Lewis.
10.3	(8)	Separation Agreement and Release between the Company and Jordi Ferre.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

———————————————————————————————
*    Filed herewith.

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on August 6, 2015.
(2)	Incorporated by reference to Annex A to the Company’s definitive proxy statement (File No. 001-36197) filed with the Securities and Exchange Commission on July 16, 2015.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 10, 2015.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on June 7, 2017.
(5)	Incorporated by reference to an exhibit to the Quarterly Report on Form 10-Q of the Company filed with the Securities and Exchange Commission on November 9, 2017.
(6)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 28, 2020.
(7)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on April 12, 2021.
(8)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on May 5,2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AgroFresh Solutions, Inc.
Date:	August 10, 2021

/s/ Clinton A. Lewis, Jr.
By:	Clinton A. Lewis, Jr.
Title:	Chief Executive Officer

/s/ Graham Miao
By:	Graham Miao
Title:	Chief Financial Officer