Form 10-Q
period 2021-09-30
AgroFresh Solutions, Inc.
filed 2021-11-10
CIK 1592016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
The number of shares of common stock outstanding as of October 27, 2021 was 52,344,685.

PART I - FINANCIAL INFORMATION
AgroFresh Solutions, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2021	December 31, 2020

ASSETS
Current Assets:
Cash and cash equivalents	$43,322	$50,030
Accounts receivable, net of allowance for doubtful accounts of $2,205 and $2,061, respectively	59,289	63,204
Inventories	21,334	24,579
Other current assets	23,431	17,219
Total Current Assets	147,376	155,032
Property and equipment, net	11,941	12,432
Goodwill	6,569	6,925
Intangible assets, net	557,386	589,201
Deferred income tax assets	8,523	9,699
Other assets	11,010	12,494
TOTAL ASSETS	$742,805	$785,783

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,255	$19,634
Current portion of long-term debt	3,326	3,378
Income taxes payable	3,259	3,471
Accrued expenses and other current liabilities	28,270	25,976
Total Current Liabilities	49,110	52,459
Long-term debt	254,596	264,491
Other noncurrent liabilities	6,443	6,432
Deferred income tax liabilities	38,336	37,834
Total Liabilities	348,485	361,216

Commitments and contingencies (see Note 20)
Temporary Equity:
Series B convertible preferred stock, par value $0.0001; 150 shares authorized and designated and 145 shares outstanding at September 30, 2021, and 150 shares authorized, designated and outstanding at December 31, 2020	147,008	143,728
Redeemable non-controlling interest	8,005	8,446
Stockholders’ Equity:
Common stock, par value $0.0001; 400,000 shares authorized, 53,000 and 53,092 shares issued and 52,339 and 52,431 outstanding at September 30, 2021 and December 31, 2020, respectively	5	5
Preferred stock, par value $0.0001; 0.001 share authorized and outstanding at September 30, 2021 and December 31, 2020	—	—
Treasury stock, par value $0.0001; 661 shares at September 30, 2021 and December 31, 2020	(3,885)	(3,885)
Additional paid-in capital	535,612	552,776
Accumulated deficit	(252,188)	(244,836)
Accumulated other comprehensive loss	-40,237	-31,667
Total Stockholders' Equity	239,307	272,393
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$742,805	$785,783

 See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$49,178	$52,770	$110,094	$105,775
Cost of sales (excluding amortization, shown separately below)	15,035	13,511	32,453	28,492
Gross profit	34,143	39,259	77,641	77,283
Research and development expenses	3,329	2,852	10,123	8,389
Selling, general and administrative expenses	12,282	13,494	39,453	39,925
Amortization of intangibles	10,830	10,973	32,092	32,866
Grant income	—	—	—	(2,974)
Operating income (loss)	7,702	11,940	(4,027)	(923)
Other (expense) income	(299)	96	14,053	1,596
Debt modification and extinguishment expenses	—	(5,028)	—	(5,028)
(Loss) gain on foreign currency exchange	(918)	1,390	436	2,466
Interest expense, net	(5,465)	(4,922)	(16,571)	(18,401)
Income (loss) before income taxes	1,020	3,476	(6,109)	(20,290)
Income taxes expense	208	33,214	2,175	30,013
Net income (loss) including non-controlling interest	812	(29,738)	(8,284)	(50,303)
Less: Net (loss) income attributable to non-controlling interests	(182)	315	(441)	348
Net income (loss) attributable to AgroFresh Solutions, Inc.	994	(30,053)	(7,843)	(50,651)
Less: Dividends on convertible preferred stock	6,248	4,400	18,580	4,400
Net loss attributable to AgroFresh Solutions, Inc. common stockholders	($5,254)	($34,453)	($26,423)	($55,051)

Loss per share of common shares:
Basic	($0.10)	($0.68)	($0.51)	($1.08)
Diluted	($0.10)	($0.68)	($0.51)	($1.08)

Weighted average shares of common stock outstanding:
Basic	51,583	51,002	51,323	50,766
Diluted	51,583	51,002	51,323	50,766

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$812	($29,738)	($8,284)	($50,303)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,413)	296	(8,570)	(8,389)
Unrealized gain (loss) on hedging activity, net of tax of $—, $61, $— and ($81), respectively	—	229	—	(304)
Recognition of gain on hedging activity reclassified to net loss, net of tax of $—, ($239), $— and ($398), respectively	—	(858)	—	(1,411)
Comprehensive loss, net of tax	($1,601)	($30,071)	($16,854)	($60,407)

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, December 31, 2020	—	$—	53,092	$5	($3,885)	$552,776	($244,836)	($31,667)	$272,393
Stock-based compensation	—	—	—	—	—	2,031	—	—	2,031
Issuance of stock, net of forfeitures	—	—	(53)	—	—	—	—	—	—
Shares withheld for taxes	—	—	(131)	—	—	(287)	—	—	(287)
Issuance of common stock under employee stock purchase plan	—	—	92	—	—	163	—	—	163
Convertible preferred dividend	—	—	—	—	—	(18,580)	—	—	(18,580)
Adjustment of NCI to redemption value	—	—	—	—	—	(491)	491	—	—
Net loss attributable to AgroFresh Solutions, Inc.	—	—	—	—	—	—	(7,843)	—	(7,843)
Comprehensive loss	—	—	—	—	—	—	—	(8,570)	(8,570)
Balances, September 30, 2021	—	$—	53,000	$5	($3,885)	$535,612	($252,188)	($40,237)	$239,307

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, June 30, 2021	—	$—	52,806	$5	($3,885)	$541,185	($253,435)	($37,824)	$246,046
Stock-based compensation	—	—	—	—	—	949	—	—	949
Issuance of stock, net of forfeitures	—	—	204	—	—	—	—	—	—
Shares withheld for taxes	—	—	(10)	—	—	(21)	—	—	(21)
Convertible preferred dividend	—	—	—	—	—	(6,248)	—	—	(6,248)
Adjustment of NCI to redemption value	—	—	—	—	—	(253)	253	—	—
Net loss attributable to AgroFresh Solutions, Inc.	—	—	—	—	—	—	994	—	994
Comprehensive loss	—	—	—	—	—	—	—	(2,413)	(2,413)
Balances, September 30, 2021	—	$—	53,000	$5	($3,885)	$535,612	($252,188)	($40,237)	$239,307

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)
(In thousands)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, December 31, 2019	—	$—	51,840	$5	($3,885)	$560,890	($192,264)	($31,060)	$333,686
Stock-based compensation	—	—	—	—	—	2,473	—	—	2,473
Issuance of stock, net of forfeitures	—	—	1,179	—	—	—	—	—	—
Shares withheld for taxes	—	—	(48)	—	—	(239)	—	—	(239)
Issuance of common stock under employee stock purchase plan	—	—	84	—	—	197	—	—	197
Convertible preferred dividend	—	—	—	—	—	(4,400)	—	—	(4,400)
Adjustment of NCI to redemption value	—	—	—	—	—	(1,205)	1,205	—	—
Net loss attributable to AgroFresh Solutions, Inc.	—	—	—	—	—	—	(50,651)	—	(50,651)
Comprehensive loss	—	—	—	—	—	—	—	(10,104)	(10,104)
Balances, September 30, 2020	—	$—	53,055	$5	($3,885)	$557,716	($241,710)	($41,164)	$270,962

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, June 30, 2020	—	$—	52,875	$5	($3,885)	$562,072	($212,466)	($40,831)	$304,895
Stock-based compensation	—	—	—	—	—	872	—	—	872
Issuance of stock, net of forfeitures	—	—	187	—	—	—	—	—	—
Shares withheld for taxes	—	—	(7)	—		(19)	—	—	(19)
Convertible preferred dividend	—	—	—	—	—	(4,400)	—	—	(4,400)
Adjustment of NCI to redemption value	—	—	—	—	—	(809)	809	—	—
Net loss attributable to AgroFresh Solutions, Inc.	—	—	—	—	—	—	(30,053)	—	(30,053)
Comprehensive loss	—	—	—	—	—	—	—	(333)	(333)
Balances, September 30, 2020	—	$—	53,055	$5	($3,885)	$557,716	($241,710)	($41,164)	$270,962

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net loss	($8,284)	($50,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,122	34,775
Stock-based compensation	2,031	2,473
Amortization of deferred financing costs	1,772	2,342
Interest income on interest rate swap	—	(1,809)
Deferred income taxes	1,198	25,443
Provision (benefit) for bad debts	216	(124)
Loss on sales of property and equipment	55	155
Changes in operating assets and liabilities:
Accounts receivable	906	(4,297)
Inventories	2,322	(2,281)
Prepaid expenses and other current assets	(7,799)	(6,784)
Accounts payable	(4,443)	(1,274)
Accrued expenses and other liabilities	3,103	2,344
Income taxes payable	(40)	2,846
Other assets and liabilities	801	(3,865)
Net cash provided by (used in) operating activities	25,960	(359)
Cash flows from investing activities:
Capital expenditures	(2,894)	(2,131)
Net cash used in investing activities	(2,894)	(2,131)
Cash flows from financing activities:
Repayment of long-term debt	(11,581)	(131,599)
Payment of preferred dividends	(9,970)	(2,200)
Payment for redemption of convertible preferred stock	(5,330)	—
Net proceeds from issuance of convertible preferred stock	—	145,490
Costs associated with issuance of convertible preferred stock	—	(7,006)
Proceeds from long-term debt	—	2,042
Payment of deferred financing costs	—	(7,988)
Proceeds from issuance of stock under employee stock purchase plan	163	259
Net cash used in financing activities	(26,718)	(1,002)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(3,056)	(1,176)
Net decrease in cash and cash equivalents	(6,708)	(4,668)
Cash and cash equivalents, beginning of period	50,030	29,817
Cash and cash equivalents, end of period	$43,322	$25,149

Supplemental disclosures of cash flow information:
Cash paid for:
Cash paid for interest	$14,822	$18,381
Cash paid for income taxes	$4,560	$1,733
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property and equipment	$116	$146

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

AgroFresh Solutions, Inc. (the “Company”) is a global leader in delivering innovative food preservation and waste prevention solutions for fresh produce. The Company is empowering the food industry with a range of integrated solutions designed to help growers, packers and retailers improve produce freshness and quality while reducing waste. The Company has an extensive portfolio of solutions to extend freshness across the produce supply chain from near-harvest up to the point-of-sale. These include HarvistaTM for near-harvest optimization and the SmartFreshTM Quality System, the Company's flagship post-harvest freshness solutions. Additional post-harvest freshness solutions include fungicides that can be applied to meet various customer operational requirements in both foggable (ActiMistTM) and liquid (ActiSealTM) delivery options. The Company has a controlling interest in Tecnidex Fruit Protection, S.A. (“Tecnidex”), a leading regional provider of post-harvest fungicides, disinfectants, coatings and packinghouse equipment for the citrus market and other crops. Beyond apples and pears, SmartFresh technology can provide ready-to-eat freshness for other fruits and vegetables including avocados, bananas, melons, tomatoes, broccoli and mangos. Additionally, LandSpringTM eases transplant shock for higher potential yields, and RipeLockTM is the Company's modified atmosphere packaging technology for fruits and vegetables. The Company has key products registered in approximately 50 countries and supports customers by protecting over 25,000 storage rooms globally.

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

COVID-19

The global health crisis caused by COVID-19 and the related government actions and stay at home orders have negatively impacted economic activity and increased political instability across the globe. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. There have been numerous obstacles presented and some localized financial impacts of the pandemic, including fluctuations in foreign currency exchange rates and customer demand and spending pattern changes. During the nine months ended September 30, 2021, the COVID-19 pandemic did not have a significant adverse impact on the Company’s results of operations. While the Company is following the requirements of governmental authorities and taking additional preventative and protective measures to ensure the safety of its workforce, including remote working arrangements and varying procedures for essential workforce, the outbreak presents some uncertainty and risk with respect to the Company and its performance and financial results.

Adoption of Highly Inflationary Accounting in Argentina

GAAP requires the use of highly inflationary accounting for countries whose cumulative three-year inflation rate exceeds 100 percent. The Company closely monitors the inflation data and currency volatility in Argentina, where there are multiple data sources for measuring and reporting inflation. In the second quarter of 2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation rate in that country exceeded 100 percent as of June 30, 2018. As a result, the Company elected to adopt highly inflationary accounting as of July 1, 2018 for its subsidiary in Argentina. Under highly inflationary accounting, the functional currency of the Company's subsidiary in Argentina became the U.S. dollar, and its income statement and balance sheet will be measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on Argentine peso-denominated monetary assets and liabilities will be reflected in earnings. As the three-year cumulative inflation rate exceeded 100 percent as of September 30, 2021, there is no change to highly inflationary accounting. As of September 30, 2021, the Company’s subsidiary in Argentina had net assets of ($5.4) million. Net sales attributable to Argentina were approximately 5% and 6% of the Company’s consolidated net sales for the nine months ended September 30, 2021 and 2020, respectively.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographic region, product and timing of transfer of goods and services. The Company determined that disaggregating revenue into these categories achieves the disclosure objective of depicting how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenues for the three months ended September 30, 2021

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenues
Product
1-MCP based	$17,677	$23,286	$781	$1,569	$43,313
Fungicides, disinfectants and coatings	917	3,182	1,283	—	5,382
Other*	127	129	180	47	483
	$18,721	$26,597	$2,244	$1,616	$49,178

Pattern of Revenue Recognition
Products transferred at a point in time	$18,603	$26,468	$2,064	$1,583	$48,718
Services transferred over time	118	129	180	33	460
	$18,721	$26,597	$2,244	$1,616	$49,178

Revenues for the three months ended September 30, 2020

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenues
Product
1-MCP based	$17,122	$28,906	$845	$1,165	$48,038
Fungicides, disinfectants and coatings	534	3,011	575	—	4,120
Other*	190	115	210	97	612
	$17,846	$32,032	$1,630	$1,262	$52,770

Pattern of Revenue Recognition
Products transferred at a point in time	$17,663	$31,921	$1,420	$1,165	$52,169
Services transferred over time	183	111	210	97	601
	$17,846	$32,032	$1,630	$1,262	$52,770

Revenues for the nine months ended September 30, 2021

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenues
Product
1-MCP based	$20,020	$34,083	$25,145	$12,745	$91,993
Fungicides, disinfectants and coatings	931	11,044	3,829	—	15,804
Other*	519	602	981	195	2,297
	$21,470	$45,729	$29,955	$12,940	$110,094

Pattern of Revenue Recognition
Products transferred at a point in time	$20,958	$45,131	$29,416	$12,774	$108,279
Services transferred over time	512	598	539	166	1,815
	$21,470	$45,729	$29,955	$12,940	$110,094

Revenues for the nine months ended September 30, 2020

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenues
Product
1-MCP based	$19,264	$37,223	$23,217	$11,538	$91,242
Fungicides, disinfectants and coatings	534	9,650	1,750	—	11,934
Other*	722	700	938	239	2,599
	$20,520	$47,573	$25,905	$11,777	$105,775

Pattern of Revenue Recognition
Products transferred at a point in time	$19,823	$46,887	$25,338	$11,538	$103,586
Services transferred over time	697	686	567	239	2,189
	$20,520	$47,573	$25,905	$11,777	$105,775

*Other includes FreshCloud, technical services and sales-type equipment leases related to Tecnidex.

(1)	North America includes the United States and Canada.
(2)	EMEA includes Europe, the Middle East and Africa.
(3)	Latin America includes Argentina, Brazil, Chile, Costa Rica, Colombia, Dominican Republic, Ecuador, Guatemala, Mexico, Peru and Uruguay.

(4)	Asia Pacific includes Australia, China, India, Japan, New Zealand, the Philippines, South Korea, Taiwan and Thailand.

Contract Assets and Liabilities

Accounting Standards Codification ("ASC") 606 Revenue from contracts with Customers requires an entity to present a revenue contract as a contract asset when the entity performs its obligations under the contract by transferring goods or services to a customer before the customer pays consideration or before payment is due. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g., receivable), before the entity transfers a good or service to the customer. The following table presents changes in the Company’s contract assets and liabilities during the nine months ended September 30, 2021 and the year ended December 31, 2020:

(in thousands)	Balance at December 31, 2020	Additions	Deductions	Balance at September 30, 2021
Contract assets:
Unbilled revenue	$1,484	11,850	(9,855)	$3,479
Contract liabilities:
Deferred revenue	$1,474	3,761	(3,911)	$1,324

(in thousands)	Balance at December 31, 2019	Additions	Deductions	Balance at December 31, 2020
Contract assets:
Unbilled revenue	$1,666	13,624	(13,806)	$1,484
Contract liabilities:
Deferred revenue	$1,175	5,348	(5,049)	$1,474

The Company recognizes contract assets in the form of unbilled revenue in instances where services are performed by the Company but not billed by period end. The Company recognizes contract liabilities in the form of deferred revenue in instances where a customer pays in advance for future services to be performed by the Company. The Company generally receives payments from its customers based on standard terms and conditions. No significant changes or impairment losses occurred to contract balances during the nine months ended September 30, 2021. Amounts reclassified from unbilled revenue to accounts receivable for the nine months ended September 30, 2021 and for the year ended December 31, 2020 were $9.9 million and $13.8 million, respectively. Amounts reclassified from deferred revenue to revenue for the nine months ended September 30, 2021 and for the year ended December 31, 2020 were $3.9 million and $5.0 million, respectively.

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

3.    Related Party Transactions
On June 13, 2020, in connection with the execution of the Investment Agreement (as defined in Note 15 - Series B Convertible Preferred Stock and Stockholders’ Equity), the Company, PSP AGFS Holdings, L.P. (the “Investor”) and Rohm and Haas Company ("R&H") entered into a side agreement, pursuant to which the parties agreed that if the Investor or its affiliates has the right to designate at least 50% of the total directors on the Company’s board of directors pursuant to the Investment Agreement, so long as R&H or its affiliates beneficially owns at least 20% of the Company’s outstanding common stock (on a fully diluted, “as converted” basis), the Company and the board of directors will increase the size of the board of directors by one member and the board will elect a designee selected by R&H to fill the newly-created vacancy. Such right is in addition to any right that R&H has to appoint a member of the board pursuant to its ownership of the Company’s Series A preferred stock (see Note 15 - Series B Convertible Preferred Stock and Stockholders’ Equity).

During 2016, the Company made a minority investment in RipeLocker, LLC ("RipeLocker"), a company led by George Lobisser who was a director of the Company. In February 2019, the Company made a further minority investment in RipeLocker. As of and for the nine months ended September 30, 2021, there were no material amounts paid or owed to RipeLocker or Mr. Lobisser. Mr. Lobisser resigned as a director of the Company on February 18, 2021.

4.    Inventories
Inventories at September 30, 2021 and December 31, 2020 consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Raw material	$2,926	$3,100
Work-in-process	4,567	7,079
Finished goods	13,015	13,288
Supplies	826	1,112
Total inventories	$21,334	$24,579

5.     Other Current Assets
The Company's other current assets at September 30, 2021 and December 31, 2020 consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
VAT receivable	$10,945	$9,348
Income tax receivable	8,137	4,716
Prepaid and other current assets	4,349	3,155
Total other current assets	$23,431	$17,219

6.    Property and Equipment
Property and equipment at September 30, 2021 and December 31, 2020 consisted of the following:

(in thousands, except for useful life data)	Useful life (years)	September 30, 2021	December 31, 2020
Buildings and leasehold improvements	7-20	$7,019	$6,416
Machinery & equipment	1-12	13,115	11,981
Furniture	1-12	2,964	3,031
Construction in progress		1,185	1,146
		24,283	22,574
Less: accumulated depreciation		(12,342)	(10,142)
Total property and equipment, net		$11,941	$12,432

Depreciation expense was $0.7 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively and $2.0 million and $1.9 million for the nine months ended September 30, 2021 and 2020, respectively. Depreciation expense is recorded in cost of sales, selling, general and administrative expense and research and development expense in the unaudited condensed consolidated statements of operations.

7.    Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2021 and the year ended December 31, 2020 were as follows:

(in thousands)	September 30, 2021	December 31, 2020
Beginning balance	$6,925	$6,323
Foreign currency translation	(356)	602
Ending balance	$6,569	$6,925

The Company’s intangible assets at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021			December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Developed technology	$798,198	($283,880)	$514,318	$798,260	($254,629)	$543,631
Customer relationships	20,145	(6,835)	13,310	19,072	(4,042)	15,030
Software	10,946	(9,965)	981	10,865	(9,693)	1,172
Trade name	3,738	(374)	3,364	—	—	—
Other	100	(87)	13	100	(75)	25
Total intangible assets with finite lives	833,127	(301,141)	531,986	828,297	(268,439)	559,858
Intangible assets with indefinite lives:
Trade name	23,400	—	23,400	27,343	—	27,343
Service provider network	2,000	—	2,000	2,000	—	2,000
Total intangible assets with indefinite lives	25,400	—	25,400	29,343	—	29,343
Total intangible assets	$858,527	($301,141)	$557,386	$857,640	($268,439)	$589,201

During the three months ended September 30, 2021, the Company reclassified $3.7 million of trade name to finite-lived intangibles as the Company began marketing Tecnidex under the AgroFresh trade name. The Tecnidex trade name is still held as a defensive asset and is being amortized over its estimated useful life of 2.5 years, resulting in $0.4 million of amortization expense recognized during the three months ended September 30, 2021.

At September 30, 2021, the weighted-average amortization periods remaining for developed technology, customer relationships, software, trade name and other was 13.8, 10.7, 2.1, 2.3 and 0.8 years, respectively, and the weighted-average amortization periods remaining for these finite-lived intangible assets was 13.6 years.

Estimated annual amortization expense for finite-lived intangible assets subsequent to September 30, 2021 is as follows:

(in thousands)	Amount
2021 (remaining)	$10,729
2022	42,619
2023	42,503
2024	40,845
2025	40,621
Thereafter	354,669
Total	$531,986

Amortization expense for intangible assets was $10.8 million and $11.0 million for the three months ended September 30, 2021 and 2020, respectively and $32.1 million and $32.9 million for the nine months ended September 30, 2021 and 2020, respectively.

8.    Other Assets

The Company’s other assets at September 30, 2021 and December 31, 2020 consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Right-of-use asset	$6,066	$6,184
Long-term sales-type lease receivable	2,526	2,821
Other long-term receivable	2,418	3,489
Total other assets	$11,010	$12,494

Other long-term receivable of $0.8 million was deemed uncollectible and was written off to other expense during the three months ended September 30, 2021.

9.    Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities at September 30, 2021 and December 31, 2020 consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Accrued compensation and benefits	$8,847	$7,778
Accrued taxes	8,265	6,649
Lease liability	1,614	1,708
Deferred revenue	1,324	1,474
Accrued rebates payable	2,300	390
Insurance premium financing payable	—	695
Severance	912	598
Accrued interest	72	83
Other	4,936	6,601
Total accrued and other current liabilities	$28,270	$25,976

Other current liabilities include primarily professional services, legal and research and development accruals.

10.    Debt
The Company’s debt, net of unamortized deferred issuance costs, at September 30, 2021 and December 31, 2020 consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Total term loan outstanding	$263,188	$274,313
Unamortized deferred issuance costs	(6,915)	(8,588)
Tecnidex loan outstanding	1,649	2,144
Less: Amounts due within one year	3,326	3,378
Total long-term debt due after one year	$254,596	$264,491

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

The Amended Credit Agreement provides for a $25.0 million revolving credit facility (the “Amended Revolving Loan”), which matures on June 30, 2024, and a $275.0 million term credit facility (the “Amended Term Loan” and, together with the Amended Revolving Loan, the “Amended Credit Facility”), which matures on December 31, 2024. The Amended Credit Facility includes a $5.0 million swingline commitment and a $10.0 million letter of credit sub-limit. Loans under the Amended Term Loan bear interest at a rate equal to, at the Company’s option, either the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus an Applicable Rate of 6.25% per annum, or the Alternate Base Rate plus an Applicable Rate of 5.25% per annum. Loans under the Amended Revolving Loan bear interest at a rate equal to, at the Company’s option, the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus the Applicable Rate ranging from 6.25% to 6.0% per annum, based on certain ratios. The interest rate was 7.25% for the three and nine months ended September 30, 2021. The Company is also required to pay a commitment fee on the unused portion of the Amended Revolving Loan at a rate ranging from 0.5% to 0.375%, based on certain ratios. The Company is required to make mandatory prepayments of outstanding indebtedness under the Amended Credit Agreement under certain circumstances. During the three months ended March 31, 2021, a prepayment of principal of $9.1 million was made.

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

In total, the Company deferred debt issuance costs of $7.5 million related to the Amended Term Loan, $1.9 million related to the modification of the Term Loan and $0.5 million related to the Amended Revolving Loan. The debt issuance costs associated with the Amended Term Loan were capitalized against the principal balance of the debt, and the Amended Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense using the effective interest method for the duration of each respective debt facility. The interest expense related to the amortization of the Amended Credit Facility debt issuance costs during the three and nine months ended September 30, 2021 was $0.6 million and $1.7 million. As of September 30, 2021 there were $6.9 million of unamortized deferred issuance costs.

At September 30, 2021, there was $263.2 million outstanding under the Amended Term Loan and no balance outstanding under the Amended Revolving Loan. Due to the prepayment, an additional $0.3 million of deferred financing costs were expensed based on the portion of debt paid. At September 30, 2021, the Company evaluated the amount recorded under the Amended Term Loan and determined that the fair value was approximately $263.8 million. The fair value of the debt is based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.

Certain restrictive covenants are contained in the Amended Credit Agreement, and the Company was in compliance with these covenants as of September 30, 2021.

Prior Credit Facility

On July 31, 2015 (the "Closing Date"), the Company consummated a business combination (the "Business Combination"), by and between the Company and The Dow Chemical Company ("Dow"), AgroFresh Inc. as the borrower and AF Solutions Holdings LLC as the guarantor, entered into a Credit Agreement with Bank of Montreal, as administrative agent (as subsequently amended prior to the Refinancing, the “Prior Credit Facility”). The Prior Credit Facility consisted of a $425.0 million term loan (the “Term

Loan”), with an amortization equal to 1.00% per year, and a revolving loan facility (the “Revolving Loan”). The net proceeds of the Term Loan were used to fund a portion of the purchase price payable to Dow in connection with the Business Combination.

The Revolving Loan included a $10.0 million letter-of-credit sub-facility, issuances against which reduced the available capacity for borrowing. The Term Loan had a scheduled maturity date of July 31, 2021. As discussed above, the Prior Credit Facility was refinanced on July 27, 2020, and there were no amounts outstanding as of September 30, 2021. The interest rates on borrowings under the Prior Credit Facility were either the alternate base rate plus 3.75% or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios).

As of the Closing Date, the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. The interest expense related to the amortization of the Term Loan debt issuance costs during the three and nine months ended September 30, 2020 was approximately $0.2 million, and $1.4 million, respectively.

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

Scheduled principal repayments of the Company's debt subsequent to September 30, 2021 are as follows:

(in thousands)	Amount
2021 (remaining)	$806
2022	3,366
2023	3,120
2024	257,253
2025	292
Total	$264,837

Interest Rate Swap

The Company entered into an interest rate swap contract in August 2019 to hedge interest rate risk remaining outstanding with the Prior Credit Facility (which swap was rolled over to the Amended Credit Facility). During the three and nine months ended September 30, 2020, an unrealized gain of $0.3 million and an unrealized loss of $0.4 million was recognized, respectively, in connection with this swap. The interest rate swap contract matured on December 31, 2020.

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

Lease expense is primarily included in general and administrative expenses in the unaudited condensed consolidated statements of operations. Additional information regarding the Company's operating leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Operating Lease Cost
Operating leases	$546	$662	$1,649	$1,916
Short-term leases (1)	318	6	732	182
Total lease expense	$864	$668	$2,381	$2,098
(1)    Leases with an initial term of twelve months or less are not recorded on the balance sheet.

Other information on operating leases:

	Nine Months Ended September 30,
	2021	2020
Cash payments included in operating cash flows	$1,689	$1,645
Right-of-use assets obtained in exchange for new lease	$1,665	$769
Weighted average discount rate	8.39%	9.11%
Weighted average remaining lease term in years	5.5 years	5.1 years

The following table presents the contractual maturities of the Company's lease liabilities as of September 30, 2021.

(in thousands)	Lease Liability
Remainder of 2021	$568
2022	1,974
2023	1,603
2024	941
2025	754
Thereafter	2,161
Total undiscounted lease payments	8,001
Less: present value adjustment	1,759
Operating lease liability	$6,242

12.    Other Noncurrent Liabilities
The Company’s other noncurrent liabilities at September 30, 2021 and December 31, 2020 consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Lease liability	$4,628	$4,650
Other (1)	1,815	1,782
Total other noncurrent liabilities	$6,443	$6,432

(1) Other noncurrent liabilities include long-term rebates and pension liabilities.

13.    Severance
Severance expense was $0.0 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively, and $1.6 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively. These amounts, which do not include stock compensation expense, were recorded in selling, general and administrative expense in the unaudited condensed consolidated statements of operations. As of September 30, 2021 and December 31, 2020, the Company had a $0.9 million and $0.6 million severance liability, respectively.

14.     Redeemable Non-Controlling Interest

On November 7, 2017, the Company entered into a definitive agreement to acquire a controlling-interest in Tecnidex. The transaction was closed on December 1, 2017. At the effective date of the acquisition, the Company acquired 75% of the outstanding capital stock of Tecnidex. In connection with the acquisition of Tecnidex, the Company concurrently entered into option agreements ("Option Agreement") with the Seller related to the remaining 25% equity interest. The Option Agreement permits the residual interest to be "put" by the Seller to the Company, or to allow the Company to "call" the residual interest gradually over time as outlined in the agreement. The Seller's ownership of Tecnidex represents a non-controlling interest ("NCI") to the Company, which is classified outside of stockholders' equity as the option of the Seller is redeemable. As of September 30, 2021 the carrying amount of the NCI was $8.0 million in the unaudited condensed consolidated balance sheet. Any changes in the redemption value of the NCI are included as an adjustment to Additional paid-in capital on the balance sheet.

The following table summarizes the changes to the Company's Redeemable non-controlling interest.

(in thousands)	September 30, 2021	December 31, 2020
Beginning balance	($8,446)	($7,701)
Net loss attributable to redeemable non-controlling interest	932	394
Adjustment of NCI to redemption value	(491)	(1,139)
Ending balance	($8,005)	($8,446)

15.    Series B Convertible Preferred Stock and Stockholders’ Equity
Series B Convertible Preferred Stock
On June 13, 2020, the Company entered into an Investment Agreement (the “Investment Agreement”) with the Investor, an affiliate of Paine Schwartz Partners, LLC (“PSP”), pursuant to which, subject to certain closing conditions, the Investor agreed to purchase in a private placement an aggregate of $150,000,000 of convertible preferred equity of the Company. The transaction closed on July 27, 2020 and a total of 150,000 shares of the Company’s newly-designated Series B-1 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-1 Preferred Stock”), were purchased in such transaction (the “Private Placement”). On September 22, 2020, following the approval of the transactions contemplated by the Investment Agreement by the necessary regulatory body, the Company issued to the Investor, for no additional consideration, a total of 150,000 shares of the Company’s newly-designated Series B-2 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-2 Preferred Stock”). On September 25, 2020 (the "Exchange Date"), the Investor elected to exchange the shares of the Company’s Series B-1 Convertible Preferred Stock and Series B-2 Preferred Stock held by it for a total of 150,000 shares of the Company’s newly-designated Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). Accordingly, effective as of the Exchange Date, the Company issued 150,000 shares of Series B Preferred Stock to the Investor and all of the shares of Series B-1

Preferred Stock and Series B-2 Preferred Stock held by the Investor were cancelled. No shares of Series B-1 Preferred Stock or Series B-2 Preferred Stock are outstanding as of September 30, 2021.

The Series B Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series B Preferred Stock has a liquidation preference of $1,000 per share (the “Stated Value”). Holders of the Series B Preferred Stock are entitled to a cumulative dividend at a rate of 16% per annum, of which 50% was payable in cash and 50% was payable in kind until July 27, 2021, after which 50% is payable in cash, 37.5% is payable in kind, and the remaining 12.5% is payable in cash or in kind, at the Company’s option, subject in each case to adjustment under certain circumstances. Dividends on the Series B Preferred Stock are cumulative and payable quarterly in arrears. All dividends that are paid in kind will accrete to, and increase, the Stated Value. The applicable dividend rate is subject to increase by 2% per annum during any period that the Company is in breach of certain provisions of the applicable Certificate of Designation of the Preferred Stock. The Series B Preferred Stock has been classified as temporary equity as it may be contingently redeemable in the event of a change of control, which is outside of the Company's control.

Associated with the Series B Preferred Stock, the Company paid dividends of $2.3 million in kind and $3.9 million in cash during the three months ended September 30, 2021. The Company paid dividends of $8.6 million in kind and $10.0 million in cash during the nine months ended September 30, 2021. The Company paid dividends of $2.2 million in kind and $2.2 million in cash during the three and nine months ended September 30, 2020 associated with the Series B Preferred Stock. As of September 30, 2021 and December 31, 2020, the Company had no accrued dividends.

The Series B Preferred Stock is convertible into Common Stock at the election of the holder at any time at an initial conversion price of $5.00 (the “Conversion Price”). The Conversion Price is subject to customary adjustments, including for stock splits and other reorganizations affecting the Common Stock and pursuant to certain anti-dilution provisions for below market issuances. As of September 30, 2021 and December 31, 2020, the maximum number of shares of common stock that could be issued upon conversion of the outstanding shares of Series B Preferred Stock was approximately 31.7 million and 31.0 million shares, respectively.

During the nine months ended September 30, 2021, the Company redeemed 4,954 shares of Series B Preferred Stock for $5.3 million. The below table outlines the change in Series B Preferred Stock during the nine months ended September 30, 2021 and the year ended December 31, 2020.

	Series B-1 Convertible Preferred Stock		Series B-2 Convertible Preferred Stock		Series B Convertible Preferred Stock
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	—	$—	—	$—
Issuance of preferred stock	150	150,000	150	—	—	—
Exchange to Series B preferred stock	(150)	(150,000)	(150)	—	150	150,000
Issuance-related expenses	—	—	—	—	—	(11,516)
In kind dividend	—	—	—	—	—	5,244
Balance at December 31, 2020	—	—	—	—	150	143,728
Redemption of shares	—	—	—	—	(5)	(5,330)
In kind dividend	—	—	—	—	—	8,610
Balance at September 30, 2021	—	$—	—	$—	145	$147,008

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

Common Stock

The authorized common stock of the Company consists of 400.0 million shares with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of September 30, 2021, there were approximately 52.3 million shares of common stock outstanding.

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

16.    Stock-based Compensation
The Company's stock-based compensation is in accordance with the Company's amended 2015 Incentive Compensation Plan (the “Plan”), pursuant to which the Compensation Committee of the Company is authorized to grant up to 13.7 million shares to officers and employees of the Company, in the form of equity-based awards, including time or performance based options and restricted stock. In addition, the Company may grant cash-settled awards, including stock-appreciation rights (SARs) and phantom stock awards.

In June 2019, the Company's shareholders approved the 2019 Employee Stock Purchase Plan (the "ESPP"), which was effective July 1, 2019. In August 2021, the number of shares reserved for issuance under the ESPP was increased to 1.3 million. The ESPP allows eligible employees to purchase shares of common stock at a discount of up to 15% through payroll deductions of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods beginning January 1 and July 1 of each year, and each offering period consists of a six-month purchase period. On each purchase date, eligible employees may purchase the Company's common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. As of September 30, 2021, 406,476 shares had been issued under the ESPP.

Stock compensation expense for equity-classified and liability-classified awards was $1.0 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively. Stock compensation expense for equity-classified and liability-classified awards was $2.1 million and $2.7 million for the nine months ended September 30, 2021 and 2020, respectively. Stock compensation expense is recognized in cost of goods sold, selling, general and administrative expenses and research and development expenses. At September 30, 2021, there was $7.0 million of unrecognized compensation cost relating to outstanding unvested equity instruments expected to be recognized over the weighted average period of 2.2 years.

17.    Earnings Per Share
Basic loss per share is calculated by dividing net loss attributable to AgroFresh Solutions, Inc. common stockholders by the weighted average number of common shares outstanding for the period. The Company had a loss for the three and nine months ended September 30, 2021 and 2020. Therefore, the effects of stock-based awards including options, restricted stock, restricted stock units and warrants outstanding at September 30, 2021 and 2020, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive.

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Basic weighted-average common shares outstanding	51,583	51,002	51,323	50,766
Effect of dilutive options, restricted stock, and restricted stock units	—	—	—	—
Diluted weighted-average shares outstanding	51,583	51,002	51,323	50,766

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

The following represents the weighted average number of shares that could potentially dilute basic earnings per share in the future:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Convertible preferred stock	31,242	21,527	30,955	7,228
Stock-based compensation awards(1):
Stock options	1,446	800	1,114	804
Restricted stock awards and restricted stock units	3,790	1,811	3,214	1,079
Warrants:
Private placement warrants	—	2,076	—	4,789
Public warrants	—	3,310	—	7,636
(1) SARs and Phantom stocks are payable in cash so will therefore have no impact on number of shares.

18.    Income Taxes
The provision for income taxes consists of provisions for federal, state and foreign income taxes. The effective tax rates for the periods ended September 30, 2021 and September 30, 2020, reflect the Company’s expected tax rate on reported income (loss) from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in the U.S. and various other jurisdictions outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

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

The Company's U.S. operations have incurred cumulative taxable losses through September 30, 2021. The Company’s U.S. net operating loss carry forwards and carry forwards of other tax attributes are subject to review and possible adjustment by the

Internal Revenue Service and state tax authorities. The utilization of the tax attributes have become restricted because of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This limits the amount of the tax attributes that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, was determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. Please refer to Note 3 - Related Party Transactions regarding the ownership change in the quarter ended September 30, 2020. The Company completed a Section 382 study and determined the ownership change gave rise to the restrictions that will limit the realizability of certain U.S. tax attributes and built-in losses related to future intangible amortization tax deductions. These limitations apply to the corresponding tax attributes and built-in losses incurred before the ownership change.

The effective tax rate for the nine months ended September 30, 2021 differs from the U.S. statutory tax rate of 21%, primarily because of changes in valuation allowance positions related to the United States and certain foreign jurisdictions, and by foreign exchange currency gains and losses, offset by certain non-taxable items. For the three months ending September 30, 2021, the decrease in tax expense from reversing some of the valuation allowance on foreign companies was almost fully offset by an increase in the valuation allowances in the United States arising from the change in control and on intercompany eliminations.

The Company's effective tax rate for the three and nine months ended September 30, 2021 was 20.4% and (35.6)%, respectively, compared to the effective tax rate for the three and nine months ended September 30, 2020 of 955.5% and (147.9)%, respectively.

19.    Segment Information
The authoritative guidance for disclosures about segments of an enterprise establishes standards for reporting information about segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. We currently operate and manage our business as two operating segments. Our chief operating decision-makers allocate resources and assess performance of the business for each segment. Accordingly, we consider ourselves to have two operating and reportable segments (i) AgroFresh core and (ii) Tecnidex. AgroFresh core business is providing produce preservation and waste reduction solutions for growers and packers. Its products include SmartFreshTM, HarvistaTM and FreshCloud. Tecnidex is a provider of fungicides, disinfectants and coatings. Its revenues primarily relate to sales of these products, as well as equipment, in the EMEA and Latin America regions.

Our chief operating decision-makers do not evaluate operating segments using asset or liability information. The following table presents a breakdown of our revenues and gross profit based on reportable segments for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
AgroFresh Core
Revenues	$44,815	$49,343	$96,438	$94,723
Gross Profit	33,078	38,283	74,843	73,080
Tecnidex
Revenues	4,363	3,427	13,656	11,052
Gross Profit	1,065	976	2,798	4,203
Total Revenues	$49,178	$52,770	$110,094	$105,775
Total Gross Profit	$34,143	$39,259	$77,641	$77,283

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

Purchase Commitments

The Company has various purchasing contracts for contract manufacturing and research and development services which are based on the requirements of the business. Generally, the contracts are at prices not in excess of current market price and do not commit the business to obligations outside the normal customary terms for similar contracts, and these payment obligations are considered insignificant.

21.    Fair Value Measurements
Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value of the Company's financial instruments that are measured at fair value on a recurring basis as of September 30, 2021.

(in thousands)	Level 3
Liability-classified stock compensation (1)	$198

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

	September 30, 2021
Grant date fair value	$1.70	—	$7.28
Risk-free interest rate	0.27%	—	2.39%
Expected life (years)	2.71	—	2.75
Estimated volatility factor	65.1%	—	69.9%
Expected dividends	None

There were no transfers between Level 1 and Level 2 and no transfers out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2021.

At September 30, 2021, the Company evaluated the amount recorded under the Amended Term Loan and determined that the fair value was approximately $263.8 million. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis
The following table presents the changes during the periods presented in our Level 3 financial instruments that are measured at fair value on a recurring basis.

(in thousands)	Liability-classified stock compensation
Balance, December 31, 2020	$282
Stock compensation activity	(84)
Balance, September 30, 2021	$198

22.    Other Expense (Income)

During the three months ended September 30, 2021 and 2020, the Company had other expense of $0.3 million and other income of $0.1 million, respectively. During the nine months ended September 30, 2021 and 2020, the Company had other income of $14.1 million and $1.6 million, respectively, related primarily to the receipt of proceeds from the settlement of litigation matters.

23.    Correction of Prior Period Errors

As previously disclosed in Note 24 to the Company’s consolidated financial statements as of and for the year ended December 31, 2020, management of the Company identified an immaterial accounting error in the Company’s previously reported unaudited interim condensed consolidated financial statements related to the accounting for the Company’s NCI. As a result, the accompanying unaudited interim condensed consolidated financial statements and related notes hereto for the three and nine months ended September 30, 2020 have been revised to give effect to the correction of this error. The correction of this error resulted in a reclassification of the carrying value of the NCI from previously reported permanent equity to temporary equity as of September 30, 2020, and a charge to previously reported additional paid-in capital to increase the carrying value of the Redeemable NCI during the three and nine months ended September 30, 2020 by $0.8 million and $1.2 million, respectively, which has been applied as an adjustment to previously reported net (loss) income attributable to AgroFresh Solutions, Inc. in the determination of basic and fully diluted net (loss) income per share attributable to AgroFresh stockholders for the three and nine months ended September 30, 2020.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Report. As disclosed in Note 23 - Correction of Prior Period Errors of the unaudited condensed consolidated financial statements, the Company’s unaudited condensed consolidated financial statements for the period ended September 30, 2020 have been revised to give effect to the correction of certain errors we identified during the 2020 year-end financial reporting process. As a result, the Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operation set forth below has been revised to give effect to the correction of these accounting errors.

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

Impact of COVID-19

The global health crisis caused by COVID-19 and the related government actions and stay at home orders have negatively impacted economic activity and increased political instability across the globe. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. During the nine months ended September 30, 2021, the COVID-19 pandemic did not have a significant adverse impact on our results of operations. However, there were numerous obstacles presented and some localized financial impacts of the pandemic, including fluctuations in foreign currency exchange rates and customer demand and spending pattern changes. While the Company is following the requirements of governmental authorities and taking additional preventative and protective measures to ensure the safety of its workforce, including implementing remote working arrangements and varying procedures for essential workforce, we cannot be 100% certain that there will not be any incidents across our global operations that may cause service interruptions. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the coronavirus outbreak, although the Company operates in an industry that thus far has not been as severely impacted as others. Nevertheless, the outbreak presents some uncertainty and risk with respect to the Company and its performance and financial results.

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

Results of Operations
The following table summarizes the results of operations for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net sales	$49,178	$52,770	$110,094	$105,775
Cost of sales (excluding amortization, shown separately below)	15,035	13,511	32,453	28,492
Gross profit	34,143	39,259	77,641	77,283
Research and development expenses	3,329	2,852	10,123	8,389
Selling, general and administrative expenses	12,282	13,494	39,453	39,925
Amortization of intangibles	10,830	10,973	32,092	32,866
Grant income	—	—	—	(2,974)
Operating income (loss)	7,702	11,940	(4,027)	(923)
Other (expense) income	(299)	96	14,053	1,596
Debt modification and extinguishment expenses	—	(5,028)	—	(5,028)
(Loss) gain on foreign currency exchange	(918)	1,390	436	2,466
Interest expense, net	(5,465)	(4,922)	(16,571)	(18,401)
Income (loss) before income taxes	1,020	3,476	(6,109)	(20,290)
Income taxes expense	208	33,214	2,175	30,013
Net income (loss) including non-controlling interest	812	(29,738)	(8,284)	(50,303)
Less: Net (loss) income attributable to non-controlling interest	(182)	315	(441)	348
Net income (loss) attributable to AgroFresh Solutions, Inc.	994	(30,053)	(7,843)	(50,651)
Less: Dividends on convertible preferred stock	6,248	4,400	18,580	4,400
Net loss attributable to AgroFresh Solutions, Inc. common stockholders	($5,254)	($34,453)	($26,423)	($55,051)
Comparison of Results of Operations for the three months ended September 30, 2021 versus the three months ended September 30, 2020.

Net Sales

Net sales were $49.2 million for the three months ended September 30, 2021, as compared to net sales of $52.8 million for the three months ended September 30, 2020, a decrease of 6.8%. The impact of the change in foreign currency exchange rates compared to the third quarter of 2020 increased revenue by $0.1 million. Excluding this impact, revenue decreased approximately 7.1%. The majority of the net sales decrease was driven by lower fruit volumes in storage resulting from challenged growing conditions and weather impacts that reduced fruit quality. This was particularly acute in the North America region, which experienced an unprecedented heat wave that impacted apple production, and was the primary driver behind the 12% decline in the SmartFresh for apple business. Additionally, a late frost in key European growing areas had extreme effects on the pear crop. The balance of the decrease was associated with harvest timing, as compared to the prior year period, which was only partially offset by growth in the Fungicides & Disinfectants and Coatings categories.

Cost of Sales

Cost of sales was $15.0 million for the three months ended September 30, 2021, as compared to $13.5 million for the three months ended September 30, 2020. Gross profit margin was 69.4% for the three months ended September 30, 2021 versus 74.4% for the three months ended September 30, 2020, with the variance due to product mix which was primarily influenced by the decrease in sales of SmartFresh for apple crops. The lower gross margin also reflects the Company’s transition into a more diversified product portfolio.

Research and Development Expenses

Research and development expenses were $3.3 million and $2.9 million, respectively, for the three months ended September 30, 2021 and September 30, 2020. The increase was primarily related to timing of projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $12.3 million for the three months ended September 30, 2021, compared to $13.5 million for the three months ended September 30, 2020, a decrease of 9.0%, due to a continued focus on cost control.

Amortization of Intangibles

Amortization of intangible assets was $10.8 million for the three months ended September 30, 2021, compared to $11.0 million for the three months ended September 30, 2020.

Other (Expense) Income

Other expense was $0.3 million for the three months ended September 30, 2021, as compared to income of $0.1 million for the three months ended September 30, 2020.

Debt Modification and Extinguishment Expenses

The Company recognized debt modification and extinguishment expense of $5.0 million for the three months ended September 30, 2020 as a result of the closing of the Amended Credit Facility (as defined and discussed under "— Liquidity and Capital Resources - Amended Credit Facility" below).

(Loss) Gain on Foreign Currency

Loss on foreign currency was $0.9 million for the three months ended September 30, 2021, as compared to a gain of $1.4 million for the three months ended September 30, 2020.

Interest Expense, Net

Interest expense was $5.5 million for the three months ended September 30, 2021, as compared to $4.9 million for the three months ended September 30, 2020. The increase was primarily due to lower hedge income of $1.1 million, offset by lower interest on the long-term debt due to a lower variable rate and principal balance of $0.4 million.

Income Taxes

Income tax expense was $0.2 million for the three months ended September 30, 2021, compared to income tax expense of $33.2 million for the three months ended September 30, 2020. For the three months ended September 30, 2021, the quarter’s largest effective tax rate modification related to the changes in valuation allowance positions related to the United States and certain foreign jurisdictions, and by foreign exchange currency gains and losses, offset by certain non-taxable items. The material tax expense included in the three months ended September 30, 2020, was related to the U.S. valuation allowance increase due to the change in ownership within that reporting period.

Comparison of Results of Operations for the nine months ended September 30, 2021 versus the nine months ended September 30, 2020.

Net Sales

Net sales were $110.1 million for the nine months ended September 30, 2021, as compared to net sales of $105.8 million for the nine months ended September 30, 2020, an increase of 4.1%. The impact of the change in foreign currency exchange rates compared to the first nine months of 2020 increased revenue by $1.3 million. Excluding this impact, revenue increased approximately 2.9%. The net sales increase was primarily the result of strength in the categories of Fungicides & Disinfectants, and Other 1-MCP solutions, such as SmartFresh diversification and Harvista, as well as Coatings. This was partially offset by sales of SmartFresh for apples and pears due to the weather impact on the Northern Hemisphere crop.

Cost of Sales

Cost of sales was $32.5 million for the nine months ended September 30, 2021, as compared to $28.5 million for the nine months ended September 30, 2020. Gross profit margin was 70.5% for the nine months ended September 30, 2021 versus 73.1% for the nine months ended September 30, 2020. The lower gross margin reflects the Company’s transition into a more diversified product portfolio.

Research and Development Expenses

Research and development expenses were $10.1 million and $8.4 million, respectively, for the nine months ended September 30, 2021 and 2020. The increase was primarily related to timing of projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $39.5 million for the nine months ended September 30, 2021, compared to $39.9 million for the nine months ended September 30, 2020, a decrease of 1.2%. There were non-recurring costs associated with M&A, litigation, refinancing and severance in the amount of $3.4 million in the first nine months of the current year and $2.8 million in the nine months ended September 30, 2020. Excluding these items, selling general and administrative expenses decreased 2.8% as compared to the same period last year.

Amortization of Intangibles

Amortization of intangible assets was $32.1 million for the nine months ended September 30, 2021, compared to $32.9 million for the nine months ended September 30, 2020.

Grant Income

The Company recorded income of $3.0 million in the nine months ended September 30, 2020. Pursuant to the CARES Act, the Company received a Paycheck Protection Program loan to offset eligible costs incurred during the period. The full amount of this loan was forgiven during the three months ended June 30, 2021.

Other Income

Other income was $14.1 million for the nine months ended September 30, 2021, as compared to $1.6 million for the nine months ended September 30, 2020 and relate primarily to the receipt of proceeds from the settlement of litigation matters.

Debt Modification and Extinguishment Expenses

The Company recognized debt modification and extinguishment expense of $5.0 million for the nine months ended September 30, 2020 as a result of the closing of the Amended Credit Facility (as defined and discussed under “Liquidity and Capital Resources – Amended Credit Facility” below).

Gain on Foreign Currency

Gain on foreign currency was $0.4 million for the nine months ended September 30, 2021, as compared to a gain of $2.5 million for the nine months ended September 30, 2020.

Interest Expense, Net

Interest expense was $16.6 million for the nine months ended September 30, 2021, as compared to $18.4 million for the nine months ended September 30, 2020. The decrease was primarily due to $3.6 million lower interest on the long-term debt due to a lower variable rate and principal balance, offset by reduction in interest rate swap income of $1.8 million.

Income Taxes

Income tax expense was $2.2 million for the nine months ended September 30, 2021, compared to income tax expense of $30.0 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the largest effective tax rate modification related to the changes in valuation allowance positions related to the United States and certain foreign jurisdictions, and by foreign exchange currency gains and losses, offset by certain non-taxable items. The material tax expense included in the nine months ended September 30, 2020, was related to the U.S. valuation allowance increase due to the change in ownership within that reporting period.

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

The following is a reconciliation between the non-GAAP financial measures of EBITDA and Adjusted EBITDA to their most directly comparable GAAP financial measure, net loss including non-controlling interest:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
GAAP net income (loss) including non-controlling interest	$812	($29,738)	($8,284)	($50,303)
Depreciation and amortization	11,522	11,630	34,122	34,775
Interest expense (1)	5,465	4,922	16,571	18,401
Income taxes expense	208	33,214	2,175	30,013
Non-GAAP EBITDA	18,007	20,028	44,584	32,886
Share-based compensation	976	943	2,147	2,705
Severance related costs (2)	29	356	1,616	430
Other non-recurring costs (3)	242	—	1,762	2,383
Loss (gain) on foreign currency exchange (4)	918	(1,390)	(436)	(2,466)
Debt modification and extinguishment costs	—	5,028	—	5,028
Other expense (income) (5)	301	—	301	(2,974)
Litigation settlement	—	—	(14,392)	(1,600)
Non-GAAP Adjusted EBITDA	$20,473	$24,965	$35,582	$36,392

(1)    Interest on debt and accretion for debt discounts.
(2)    Severance costs related to restructuring and cost optimization initiatives.
(3)    Costs related to certain professional and other infrequent or non-recurring fees, including those associated with restructuring, litigation and M&A related fees.
(4)    Loss (gain) on foreign currency exchange relates to net gains and losses resulting from transactions denominated in a currency other than the Company's functional currency.
(5)     Other expense (income) related primarily to grant income.

The following is a reconciliation between net sales on a non-GAAP constant currency basis to GAAP net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
GAAP net sales	$49,178	$52,770	$110,094	$105,775
Impact from changes in foreign currency exchange rates	(146)	—	(1,289)	—
Non-GAAP constant currency net sales (1)	$49,032	$52,770	$108,805	$105,775

(1)     The company provides net sales on a constant currency basis to enhance investors’ understanding of underlying business trends and operating performance, by removing the impact of foreign currency exchange rate fluctuations. The impact from foreign currency, calculated on a constant currency basis, is determined by applying prior period average exchange rates to current year results.

Liquidity and Capital Resources
Cash Flows

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by (used in) operating activities	$25,960	($359)
Net cash used in investing activities	($2,894)	($2,131)
Net cash used in financing activities	($26,718)	($1,002)

Cash provided by operating activities was $26.0 million for the nine months ended September 30, 2021, as compared to cash used in operating activities of $0.4 million for the nine months ended September 30, 2020. In 2021, net income before non-cash depreciation and amortization was $25.8 million. Other non-cash charges included stock-based compensation of $2.0 million, $1.8 million of deferred financing costs and a $1.2 million increase in net deferred taxes. Additionally, the change in net operating assets was $5.2 million in 2021. For the nine months ended September 30, 2020, net loss before non-cash depreciation and amortization was $15.5 million. Other non-cash charges included stock-based compensation of $2.5 million, $2.3 million of deferred financing costs, a $25.4 million increase in net deferred taxes and interest income recognized on the interest rate swap of $1.8 million. Additionally, the change in net operating assets was $13.3 million for the nine months ended September 30, 2020.
Cash used in investing activities was $2.9 million and $2.1 million for the nine months ended September 30, 2021 and 2020, respectively. Cash used in investing activities in both periods was for the purchase of fixed assets, leasehold improvements and software.

Cash used in financing activities was $26.7 million for the nine months ended September 30, 2021, as compared to $1.0 million for the nine months ended September 30, 2020. Cash used in financing activities in 2021 was for the repayment of debt in the amount of $11.6 million, payment of preferred stock redemption of $5.3 million and payment of dividends of $10.0 million, offset by proceeds from issuance of stock of $0.2 million. Cash used in 2020 was for the repayment of debt in the amount of $131.6 million, payment of deferred financing costs of $8.0 million, payment of preferred stock costs of $7.0 million and payment of dividends of $2.2 million, offset by proceeds from issuance of stock, net of issuance costs of $145.5 million, long-term borrowings of $2.0 million and proceeds from issuance of stock of $0.3 million.

Liquidity

At September 30, 2021, we had $43.3 million of cash and cash equivalents, compared to $50.0 million at December 31, 2020.

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

The Amended Credit Agreement provides for a $25.0 million revolving credit facility (the “Amended Revolving Loan”) which matures on June 30, 2024, and a $275.0 million term credit facility (the “Amended Term Loan” and, together with the Amended Revolving Loan, the “Amended Credit Facility”), which matures on December 31, 2024. The Amended Credit Facility includes a $5.0 million swingline commitment and a $10.0 million letter of credit sub-limit. Loans under the Amended Term Loan bear interest at a rate equal to, at the Company’s option, either the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus an Applicable Rate of 6.25% per annum, or the Alternate Base Rate plus an Applicable Rate of 5.25% per annum. Loans under the Amended Revolving Loan bear interest at a rate equal to, at the Company’s option, the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus the Applicable Rate ranging from 6.25% to 6.0% per annum, based on certain ratios. The interest rate was 7.25% for the three and nine months ended September 30, 2021. The Company is also required to pay a commitment fee on the unused portion of the Amended Revolving Loan at a rate ranging from 0.5% to 0.375%, based on certain ratios. The Company is required to make mandatory prepayments of outstanding indebtedness under the Amended Credit Agreement under certain circumstances. During the three months ended March 31, 2021, a prepayment of principal of $9.1 million was made.

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

In total, the Company deferred debt issuance costs of $7.5 million related to the Amended Term Loan, $1.9 million related to the modification of the Term Loan and $0.5 million related to the Amended Revolving Loan. The debt issuance costs associated with the Amended Term Loan were capitalized against the principal balance of the debt, and the Amended Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense using the effective interest method for the duration of each respective debt facility. The interest expense related to the amortization of the Amended Credit Facility debt issuance costs during the three and nine months ended September 30, 2021 was $0.6 million and $1.7 million. As of September 30, 2021 there were $6.9 million of unamortized deferred issuance costs.

At September 30, 2021, there was $263.2 million outstanding under the Amended Term Loan and no balance outstanding under the Amended Revolving Loan. Due to the prepayment, an additional $0.3 million of deferred financing costs were expensed based on the portion of debt paid. At September 30, 2021, the Company evaluated the amount recorded under the Amended Term Loan and determined that the fair value was approximately $263.8 million. The fair value of the debt is based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.

Certain restrictive covenants are contained in the Amended Credit Agreement, and the Company was in compliance with these covenants as of September 30, 2021.

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

The Revolving Loan included a $10.0 million letter-of-credit sub-facility, issuances against which reduced the available capacity for borrowing. The Term Loan had a scheduled maturity date of July 31, 2021. As discussed above, the Prior Credit Facility was refinanced on July 27, 2020, and there were no amounts outstanding as of September 30, 2021. The interest rates on borrowings under the Prior Credit Facility were either the alternate base rate plus 3.75% or LIBOR plus 4.75% per annum, with a 1.00% LIBOR floor (with step-downs in respect of borrowings under the Revolving Loan dependent upon the achievement of certain financial ratios).

As of the Closing Date, the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. The interest expense related to the amortization of the Term Loan debt issuance costs during the three and nine months ended September 30, 2020, was approximately $0.2 million and $1.4 million, respectively.

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

Preferred Stock Financing

On June 13, 2020, the Company entered into an Investment Agreement (the “Investment Agreement”) with PSP AGFS Holdings, L.P. (the "Investor"), an affiliate of Paine Schwartz Partners, LLC (“PSP”), pursuant to which, subject to certain closing conditions, the Investor agreed to purchase in a private placement an aggregate of $150,000,000 of convertible preferred equity of the Company. The transaction closed on July 27, 2020 and a total of 150,000 shares of the Company’s newly-designated Series B-1 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-1 Preferred Stock”) were purchased in such transaction (the “Private Placement”). On September 22, 2020, following the approval of the transactions contemplated by the Investment Agreement by the necessary regulatory body, the Company issued to the Investor, for no additional consideration, a total of 150,000 shares of the Company’s newly-designated Series B-2 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-2 Preferred Stock”). On September 25, 2020 (the "Exchange Date"), the Investor elected to exchange the shares of the Company’s Series B-1 Convertible Preferred Stock and Series B-2 Preferred Stock held by it for a total of 150,000 shares of the Company’s newly-designated Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). Accordingly, effective as of the Exchange Date, the Company issued 150,000 shares of Series B Convertible Preferred Stock, par value $0.0001 per share, to the Investor and all of the shares of Series B-1 Preferred Stock and Series B-2 Preferred Stock held by the Investor were cancelled. No shares of Series B-1 Preferred Stock or Series B-2 Preferred Stock are outstanding as of September 30, 2021.

The Series B Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series B Preferred Stock has a liquidation preference of $1,000 per share (the “Stated Value”). Holders of the Series B Preferred Stock are entitled to a cumulative dividend at a rate of 16% per annum, of which 50% was payable in cash and 50% was payable in kind until July 27, 2021, after which 50% is payable in cash, 37.5% is payable in kind, and the remaining 12.5% is payable in cash or in kind, at the Company’s option, subject in each case to adjustment under certain circumstances. Dividends on the Series B Preferred Stock are cumulative and payable quarterly in arrears. All dividends that are paid in kind will accrete to, and increase, the Stated Value. The applicable dividend rate is subject to increase by 2% per annum during any period that the Company is in breach of certain provisions of the applicable Certificate of Designation of the Preferred Stock. The Series B Preferred Stock has been classified as temporary equity as it may be contingently redeemable in the event of a change of control, which is outside of the Company's control.

Associated with the Series B Preferred Stock, the Company paid dividends of $2.3 million in kind and $3.9 million in cash during the three months ended September 30, 2021. The Company paid dividends of $8.6 million in kind and $10.0 million in cash during the nine months ended September 30, 2021. The Company paid dividends of $2.2 million in kind and $2.2 million in cash during the three and nine months ended September 30, 2020 associated with the Series B Preferred Stock. As of September 30, 2021 and December 31, 2020, the Company had no accrued dividends.

The Series B Preferred Stock is convertible into Common Stock at the election of the holder at any time at an initial conversion price of $5.00 (the “Conversion Price”). The Conversion Price is subject to customary adjustments, including for stock splits and other reorganizations affecting the Common Stock and pursuant to certain anti-dilution provisions for below market issuances. As of September 30, 2021 and December 31, 2020, the maximum number of shares of common stock that could be issued upon conversion of the outstanding shares of Series B Convertible Preferred Stock was approximately 31.7 million and 31.0 million shares, respectively.

Off-Balance Sheet Arrangements
As of September 30, 2021, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than as disclosed in Note 21 - Commitments and Contingencies of the unaudited condensed consolidated financial statements. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

As of September 30, 2021, our management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to material weaknesses in the Company's internal control over financial reporting as disclosed below.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. In making this assessment, management used the criteria in Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of September 30, 2021 was not effective.

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

As of September 30, 2021, the Investor owned 145,046 shares of our Series B preferred stock (the “Series B Preferred Stock”), which is currently convertible into approximately 31.7 million shares of our outstanding common stock representing approximately 38% of our outstanding common stock on an as-converted basis (and which votes with our common stock on an as-converted basis), and Dow owned approximately 21.0 million shares of our outstanding common stock. In addition, we will pay dividends-in-kind on the Series B Preferred Stock. Because of the degree of concentration of voting power (and the potential for such power to increase upon the purchase of additional stock and/or the payment of dividends-in-kind), your ability to elect members of our board of directors and influence our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends, may be diminished.

In addition, the Investor and Dow have representation on the Company’s board of directors and have significant control over the management and affairs of the Company. The Investor currently has four designees on the board of directors, and may have the right to appoint one or more additional directors in the future under certain circumstances. The Investor also has class approval rights over certain specified actions that would affect the holders of the Preferred Stock, and has the right to approve certain corporate actions for so long as it continues to hold at least 10% of the shares of common stock outstanding (on an as-converted basis).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.		Description
3.1	(1)	Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2015.
3.2	(4)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation.
3.3	(1)	Series A Certificate of Designation.
3.4	(6)	Certificate of Designation of Series B Convertible Preferred Stock.
3.5	(2)	Amended and Restated Bylaws.
3.6	(3)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of September 3, 2015.
3.7	(5)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of November 2, 2017.
4.1	(1)	Specimen Common Stock Certificate.
4.2	(1)	Specimen Warrant Certificate.
10.1	(7)	Third Amendment to 2015 Incentive Compensation Plan.
10.2	(8)	First Amendment to 2019 Employee Stock Purchase Plan.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

———————————————————————————————
*    Filed herewith.

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on August 6, 2015.
(2)	Incorporated by reference to Annex A to the Company’s definitive proxy statement (File No. 001-36197) filed with the Securities and Exchange Commission on July 16, 2015.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 10, 2015.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on June 7, 2017.
(5)	Incorporated by reference to an exhibit to the Quarterly Report on Form 10-Q of the Company filed with the Securities and Exchange Commission on November 9, 2017.
(6)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on September 28, 2020.
(7)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on June 25, 2021.
(8)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on June 25, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AgroFresh Solutions, Inc.
Date:	November 10, 2021

/s/ Clinton A. Lewis, Jr.
By:	Clinton A. Lewis, Jr.
Title:	Chief Executive Officer

/s/ Graham Miao
By:	Graham Miao
Title:	Chief Financial Officer