Form 10-K
period 2021-12-31
AgroFresh Solutions, Inc.
filed 2022-03-09
CIK 1592016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  ☐  Yes ☒  No
As of June 30, 2021, the aggregate market value of the common stock held by nonaffiliates of the registrant, based on the $2.08 closing price of the registrant’s common stock as reported on the NASDAQ Global Select Stock Market on that date, was approximately $44.5 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
The number of shares of the registrant’s common stock outstanding as of March 1, 2022 was 52,417,390.

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

PART I

ITEM 1. BUSINESS

Overview

AgroFresh Solutions, Inc. (the “Company”, “AgroFresh”, “we”, “us” or “our”) is an agriculture technology (AgTech) innovator and global leader whose mission is to prevent food loss and waste and conserve the planet’s resources by providing a range of science-based solutions, data-driven digital technologies and high-touch customer services. AgroFresh supports growers, packers and retailers with solutions across the food supply chain to enhance the quality and extend the shelf life of fresh produce. The AgroFresh organization has 40 years of post-harvest experience across a broad range of crops, including revolutionizing the apple industry with the SmartFresh™ Quality System more than 20 years ago. The AgroFresh platform is powered by our comprehensive portfolio that includes plant-based coatings, equipment and proprietary solutions that help improve the freshness supply chain from harvest to the home.

AgroFresh’s market leadership is underpinned by our global footprint, extensive applied scientific and regulatory expertise, customer intimacy and growing portfolio of value-added solutions and mission-critical advisory services. Our key products are sold in approximately 50 countries, and we support customers by protecting an estimated 25,000 fruit storage rooms globally. In addition, we provide in-depth plant physiology expertise and offer a comprehensive list of solutions spanning from near-harvest to post-harvest, and from storage through retail. More importantly, AgroFresh has been able to gain a high level of trust from our customers, which is built on four decades of interaction and support. Our direct market approach, high touch customer service and science-based model best position us to address our customers’ needs and differentiates us from other companies.

The following tables present a breakdown of our revenue based on crops and geography for the year ended December 31, 2021.

Note: “Other Product Solutions” include revenue from citrus, pears, kiwifruit and other crops. “EMEA” comprises Europe, the Middle East and Africa.

AgroFresh got its start in January 1996. With the acquisition of rights in proprietary 1-MCP (1-Methlycycloproprene) technology, the Company pioneered the development and commercialization of SmartFresh. This groundbreaking ethylene management solution is a plant-growth regulator that revolutionized the apple industry by allowing for long-term storage. By 2002, SmartFresh received its first registration for commercial use in Chile, with the U.S. following shortly thereafter. The benefits of this technology now serve multiple crops in all key growing regions, and have helped reduce apple waste by nearly 260,000 metric tons from 2002 to 2018 in the U.S., France and Italy. In the past several years, AgroFresh expanded beyond SmartFresh with the introduction of Harvista, a proprietary 1-MCP formulation used in the orchard for near-harvest application in apples. Harvista helps to maximize peak ripening and fruit quality. It also allows for an expanded harvest window by keeping fruit on the tree longer to achieve optimal color, size and firmness bringing the added benefit of helping growers to optimize labor management. Harvista is now approved for use in apples, pears, cherries, and blueberries. AgroFresh further expanded into new crops and post-harvest offerings with the 2017 acquisition of Tecnidex, now integrated into AgroFresh as AgroFresh Fruit Protection S.A. ("AgroFresh Fruit Protection"), a leader in the citrus industry based in Valencia, Spain, which diversified the business into fungicides, coatings, and disinfectants. As a further step towards its long-term diversification strategy, the Company launched its digital solution in 2018 with the release of FreshCloud™, its insights and analytics platform.

AgroFresh’s portfolio of solutions to extend the shelf life of fresh produce is subject to extensive national, state and local government regulations. The Company has completed more than 400 comprehensive international health and environmental tests that have shown its products, including SmartFresh and Harvista, to be safe for consumers, workers and the environment. AgroFresh products have been approved by over 50 authorities, including the U.S. Environmental Protection Agency and the European Commission.

Competitive Strengths

We believe that the following strengths differentiate us from our competitors and serve as the foundation for our growth through diversification strategy:

Leading Agricultural Innovator and Solutions Provider with Proprietary Technical Know-How. Since our inception, AgroFresh has been at the forefront of fresh produce preservation solutions thanks to a research and development team who are leaders in the fields of plant post-harvest physiology and material science. The acquisition of AgroFresh Fruit Protection added significant scientific capabilities to R&D in the area of coatings, fungicides and application equipment. Beginning with our creation of the commercial market for 1-MCP (a plant growth regulator, or "PGR") applications under the SmartFresh brand for use in the preservation of apples and other crops, we have compiled an extensive and exclusive database of produce physiology and consumer preferences. Building on our proprietary technical knowledge, we have developed an intellectual property portfolio, including over 375 granted and pending patents, that has enabled us to provide comprehensive and innovative solutions to a global customer base. SmartFresh delivers a substantial improvement in storage solutions for apples, pears and other crops, allowing for significantly less waste and greater productivity, as well as a constant supply of high-quality fruit throughout the year. In the U.S., we estimate that 90% of stored apples are treated with 1-MCP, and our SmartFresh technology continues to enjoy a strong leadership position in this treatment protocol. Our recent launch of VitaFresh™ Botanicals, is the latest milestone in our new product innovation. VitaFresh Botanicals is a range of plant-based, edible coatings that keeps produce fresh and helps reduce food loss and waste by limiting fruit dehydration and extending freshness preservation.

Diversified Global Presence Across All Major Growing Regions. We have established a global footprint with key products approved in over 50 countries that supports customers with approximately 25,000 storage rooms globally. Our top ten customers represent less than 15% of the Company's total revenue, a sign of the strength and resilience of our business. The Company's global commercial platform is unique in the post-harvest industry, positioned across six continents, bringing a full suite of AgroFresh solutions and high-touch advisory services to customers in every key produce-growing region. Our ability to deliver in-depth technical services and products is a fundamental competitive advantage. We believe our global footprint provides not only a platform for growth but also greater diversification. As part of the diversification efforts, SmartFresh can optimize the consumer experience for a wide range of crops including pears, kiwis, avocado, broccoli, melon, tomato, mango and stone fruit. Our participation in a wide range of markets protects the business from crop size fluctuations in any particular market. For the year ended December 31, 2021, EMEA, North America, Latin America and Asia Pacific (including China and India) represented 49.6%, 19.7%, 20.2% and 10.5% of sales, respectively. AgroFresh Fruit Protection meaningfully contributes to our global diversification efforts.

Service-Oriented Business Model. AgroFresh’s direct service model provides a combination of product applications with mission-critical technical advisory services, which together support our above industry average margin profile. Our sales and technical support personnel maintain direct interaction with our customers in areas of product selection, product application best practices, contract negotiations and overall customer service. Furthermore, we currently have over 40 dedicated research and development scientists, about half with advanced degrees, working around the world, including at numerous research institutes and customer sites. This infrastructure has allowed us to amass a proprietary database of technical data of applied plant physiology collected throughout our more than 40-year history. In 2021, we made approximately 36,000 monitored applications of SmartFresh. Our proprietary database gives us important insights into the causes of produce spoilage for various crops varieties in different regions as well as best practices for the effective use of SmartFresh and other quality preserving solutions. As a result, our local sales and technical service teams are best positioned to provide custom advice and solutions, giving our customers confidence and peace of mind throughout the year. Furthermore, we believe FreshCloud can further bolster our integrated offerings with the addition of data-backed solutions to monitor produce quality across the supply chain. FreshCloud is designed to deliver timely, predictive insights that will help our customers improve efficiency and enhance produce freshness.

Diversification and Growth Opportunities Across the Produce Supply Chain. We believe there are significant growth opportunities to expand and diversify our business, supported by our track record of new product introductions and market penetration.

One key initiative is to increase penetration of existing technologies into current and new geographic markets. While many apple growers and packers in the U.S. and globally have adopted SmartFresh, there is potential for further growth. The market penetration of apples treated with SmartFresh has been growing internationally but remains below the levels achieved in the U.S. We have also concentrated on accelerating penetration of SmartFresh into pears, plums, kiwifruit and persimmons. Based on successful trials with customers, we are also expanding our commercial activities for SmartFresh to increase its use on avocados, melons, tomatoes, broccoli and mangos, where we believe SmartFresh can optimize the consumer experience for ripeness, color, taste and texture, especially during times when the supply-chain is elongated or challenged.

Harvista is another key product where we are actively working to expand geographic and crop regulatory approvals. As of December 31, 2021, Harvista is registered in eleven countries and we are currently working to obtain registrations in more than eight additional countries including the European Union (the "EU"). In the past few years, we received regulatory approval to apply Harvista to cherries and blueberries in the U.S., blueberries in Chile, and apples in Australia, Brazil and New Zealand, and our team is working to achieve similar registrations in other markets. In 2021, we secured emergency use permits in eight European markets so that growers could utilize and take advantage of the benefits of Harvista ahead of the first approvals expected by the end of 2024 in the Netherlands and the beginning of 2025 for other EU countries and we are seeking to have these emergency uses renewed in 2022. The main limitation to accelerated growth of Harvista is the long regulatory approval cycle in important markets like the EU.

The addition of fungicides, disinfectants and coatings has helped us to diversify our crop exposure and reduce revenue seasonality and provided new growth opportunities via cross-pollination of these technologies into AgroFresh core fruit categories. As a result of all these initiatives, we have successfully diversified our proportion of SmartFresh for apples sales from nearly 78% in 2016 down to approximately 58% as of December 31, 2021.

Building on these growth initiatives, we continuously seek opportunities to leverage our research and development ("R&D") capabilities to register and commercialize new products for currently unserved markets. At the same time, we are evaluating mergers and acquisition ("M&A") opportunities similar to AgroFresh Fruit Protection (formerly Tecnidex), as another key strategy to enhance our value proposition and drive diversified growth.

Long-Standing Relationships with Highly Diverse Customer Base. We believe our direct service model coupled with our proprietary solutions have helped us develop deep, trusted and long-tenured relationships with a diverse array of global customers including packers, growers and retailers. For over 40 years, we have operated a large team of commercial and technical experts located in key geographies around the world to provide on-site custom advisory services. This infrastructure helps us maintain intimate and consistent interaction with our customers throughout the year to understand all aspects of harvest operations, address a variety of customer-specific issues, and ultimately improve the economics for growers, packers and retailers across the supply chain. As a result of our unique service model and comprehensive solutions, we have developed direct customer relationships in approximately 50 countries, and are working with strategic customers to penetrate new geographies and markets.

“Asset-light, High-touch” Model Generates Strong Profit Margins and Free Cash Flow. Our technical expertise, long-standing customer relationships and asset-light business model drive attractive profit margins. For the year ended December 31, 2021, we generated gross margins and adjusted EBITDA margins1 of 71% and 37%, respectively. In addition, we employ an “asset-light”, outsourced production model. We use a third-party manufacturer, and have an approved qualified alternative, for our key active ingredient, 1-MCP, under a long-term contract with strict confidentiality obligations, and several other suppliers to formulate products and provide packaging services. For the manufacturing of coatings, disinfectants and equipment servicing the citrus market, we employ a manufacturing plant in Spain and use several local suppliers to formulate products and assemble equipment. As a result, our manufacturing footprint requires low capital investment. For the year ended December 31, 2021, capital expenditures were $4.0 million, or 2.4% of net sales. Our attractive margin profile coupled with our asset-light strategy result in strong free cash flow, which we expect to use to reinvest in the business and repay debt.

Strong Management Team with Deep Industry Experience. Our management team has extensive global agricultural industry experience and a proven track record of bringing innovative, value-added solutions to customers and markets around the world. The Company’s management team boasts over 125 years of combined relevant industry experience and is led by Clinton A. Lewis Jr., our chief executive officer, who brings 30-plus years of experience in the life sciences space, serving in a number of national and international leadership roles at Pfizer and Zoetis, the world’s largest animal health company.

During the past several years, our management team has effectively launched new products, established new partnerships across the supply chain and implemented a diversification strategy to drive expansion into new crop types, solutions and geographies.
The Company made several appointments to its senior leadership team in 2021 that are intended to position the Company for consistent, profitable growth and to further drive the Company's diversification strategy. We believe our management team has the vision, expertise, and experience to position us for continued success as they implement our growth through diversification strategy.

Industry Overview

Food Preservation and Freshness

1 EBITDA margin is a non-GAAP measure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K for more information, and for a reconciliation of EBITDA to net loss.

According to the Food and Agriculture Organization of the United Nations, over 1.3 billion metric tons of food, or approximately one third of the total food produced worldwide, is lost to spoilage or waste each year, and as much as one half of fruits and vegetables perish before being consumed. Euromonitor reports that retailers are often judged on their fresh food selection. A large percentage of food waste at the retail level is based on qualitative factors related to consumer perception of freshness. In the U.S., the Environmental Protection Agency announced in 2015 the first-ever domestic goal to reduce food loss and waste by 50 percent by 2030.

Loss or shrinkage along the food supply chain has a variety of causes, including degradation of fresh produce during storage and transportation.

AgroFresh strives to be the guardian of the world’s fresh produce and stands ready to lead the fresh produce industry into a more sustainable future. In 2019, we completed a detailed sustainability study about the influence of SmartFresh on the apple industry. From 2002 to 2018, we estimate that 260,000 metric tons of apple waste was prevented in the U.S., France and Italy alone. This reduced apple spoilage equates to more than 2.5 million metric tons of water. We estimate that improving the apple supply chain in those three countries alone yielded an annual reduction of 800 thousand metric tons of carbon dioxide out of the air, which is equivalent to taking approximately 170 thousand cars off the road each year. As AgroFresh invests in new technologies and diversifies to an even broader assortment of crops and markets, the Company is poised to make even greater contributions to the world’s sustainable food supply.

The fight against food waste and the conservation of our natural resources drives what we do at AgroFresh. For more than 40 years, we have been delivering innovative solutions that enhance the fresh produce supply chain process of growers, packers, and retailers. In 2021, AgroFresh became a participant of the World Resources Institute’s Champions 12.3 initiative focused on accelerating progress of Target 12.3, which calls for cutting in half per capita global food waste at the retail and consumer level and reducing food losses along the production and supply chains, including post-harvest losses, by the year 2030.

Near-Harvest Treatments

We consider applications in the orchard as “near-harvest” since they are applied right before the fruit is harvested and have synergistic effect with our post-harvest solutions. Near-harvest treatments are commonly used to improve the quality of crops and reduce harvest losses. The use of Harvista helps pome fruit growers realize better quality and bigger harvests from their orchards, while providing more control over how and when their fruit ripens, which can assist in labor management during the critical harvest window. The unique mode of action provides better control of ethylene response, so fruit matures on the grower’s schedule, helping expand the harvest window for optimal color, size and firmness.

Post-Harvest Treatments

Post-harvest treatments include treatments to manage the effects of ethylene, to prevent microbial contamination and to reduce dehydration. Naturally occurring ethylene triggers the acceleration of ripening in certain crops which results in a reduction of post-harvest life.

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

Our Business

We are an AgTech innovator in proprietary advanced technologies that enhance the freshness, quality and value of fresh produce. We currently offer SmartFresh applications at customer sites predominately through a direct service model utilizing third-party contractors. We also provide advisory services based on our extensive knowledge on the use of 1-MCP collected through hundreds of thousands of monitored applications done as a part of the service model. Our pricing to customers is based on the service provided, not on the product sold. We operate in approximately 50 countries and derive the majority of our revenue working with customers to protect the value of apples, pears and other produce during storage. SmartFresh diversification efforts are focused on expanding use in underserved crops and regions, such as the U.S. and South America. Harvista is approved for sale in Argentina, Australia, Azerbaijan, Brazil, Canada, Chile, Israel, South Africa, Turkey, the United States and New Zealand. ActiMist was launched in the U.S. and we are seeking to expand into other countries subject to regulatory approval. In support of our growth through diversification strategy, line extensions and new services are planned for introduction to seek to strengthen our global position in post-harvest storage and to capitalize on adjacent growth opportunities in near-harvest markets.

1-MCP, the active ingredient in key solutions such as SmartFresh, Harvista and Ethylbloc, is an ethylene action inhibitor with a proven ability to maintain freshness and extend the shelf life of fresh produce. The 1-MCP molecule is structurally close to ethylene, a naturally occurring plant hormone that occurs in certain fruits and vegetables. Ethylene helps produce grow and ripen, but it eventually causes over-ripening and spoilage. 1-MCP works by blocking the ethylene receptors in plant cells, which temporarily delays the ripening process, enabling the produce to better maintain the qualities associated with freshness.

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

AgroFresh extended its post-harvest leadership with the acquisition of AgroFresh Fruit Protection, a leading provider of fungicides, disinfectants and coatings primarily focused on the citrus market. For over 40 years, AgroFresh Fruit Protection has been helping fruit and vegetable producers offer clean, safe and high-quality products to customers in 18 countries with particular strength in the Mediterranean growing region. AgroFresh Fruit Protection helped to expand our R&D capabilities and to enable us to leverage ActiMist, an innovative delivery system of foggable fungicides. Our fungicide and coatings offerings further diversify our revenue by expanding our ability to provide solutions and service to the citrus industry.

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

The value of SmartFresh with any crop is determined by both the biological efficacy with that crop and the utility value the application delivers to the customer. The biological efficacy with apples is high; apples are sensitive to ethylene, and SmartFresh is effective at delaying ripening. In addition, SmartFresh brings high utility value by helping to keep apples fresh year-round despite their narrow harvest window, effectively extending the marketing window for growers and packers to monetize their crop. This has resulted in the widespread adoption of SmartFresh by apple growers and packers throughout the world. The cost of SmartFresh translates into less than one cent per pound of apples in the United States, which is small relative to both the value of the crop and the importance of maintaining the quality of that crop during storage. Retail prices of apples in the U.S. typically range from $1.30-$4.50 per pound depending on the variety. The use of SmartFresh gives growers and packers the ability to store apples from one season to the next without losing their just picked quality characteristics.

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

AgroFresh’s business historically has been highly seasonal, driven by the timing of apple and pear harvests in the northern and southern hemispheres. The first half of the year is when the southern hemisphere harvest occurs, and the second half of the year is when the northern hemisphere harvest occurs. Since the northern hemisphere harvest of our two core crops of apples and pears is typically larger, a significant portion of our sales and profits are historically generated in the second half of the year. In addition to this seasonality, factors such as weather patterns may impact the timing of the harvest within the two halves of the year. Crop diversification is an important strategy to achieve more balanced revenues across the year, and the ability to service the citrus segment provides an opportunity for the Company to increase revenue in the fourth and first quarters, which are the two strongest quarters for citrus crops.

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

Harvista

Complementing our post-harvest solutions, Harvista is used for near-harvest management of apples, pears, cherries and blueberries. Our Harvista product line includes proprietary 1-MCP formulations that are specifically designed to slow ripening, reduce fruit drop and hold fruit on the tree longer to promote better color and fruit size, which are beneficial to the grower. With wide flexibility in application timing, it extends the harvest window by allowing growers to factor in ever-changing weather conditions and labor availability. We have found that the combination of Harvista in the orchard and SmartFresh in the storage room results in improved fruit quality metrics compared to use of either product individually.

Harvista extends the “ideal harvest window” for up to an additional 14 days. This added flexibility creates significant benefits both in terms of harvest logistics and crop profitability. Widening the harvest window allows for better scheduling and the optimization of limited resources, such as harvest crews and equipment. Overall, crop value is enhanced by bigger average fruit size, better color and fewer defects.

We offer Harvista through a pre-scheduled application service including ground and/or aerial applications depending on the crop and growing region. Typically, our technical staff designs the protocol in consultation with the customer, and either a third-party service provider or the customer makes the application.

Harvista is currently available in Argentina, Australia, Azerbaijan, Brazil, Canada, Chile, Israel, New Zealand, South Africa, Turkey and the United States. In addition to apple and pear crops, Harvista has received approval for applications to cherries and blueberries in the U.S. and Chile. We expect to pursue additional registrations and label expansions as new formulations and/or crop concepts are validated.

VitaFresh Botanicals

In 2021, we launched VitaFresh Botanicals, which is a proprietary, plant-based portfolio of coatings solutions for a wide variety of crops including citrus, avocados and mangoes. VitaFresh Botanicals utilize “anti-thirst” technology to boost the skin’s natural protection, creating a “double skin” membrane in fruit that reduces dehydration, maintains weight and locks in produce freshness throughout the supply chain. The solutions are completely turnkey and easy-to-apply as part of regular packinghouse operations. AgroFresh provides customers with all the necessary application equipment and expertise.

VitaFresh Botanicals coatings are sustainably sourced and created using certified ISO 14001 “environmental management system” standards. Excellent crop coverage at low application rates offers better cost efficiencies to operators and gives retailers a much stronger opportunity to market quality produce, while reducing food waste, increasing customer profit potential, and adding the capability to reduce the amount of plastic packaging needed for the produce.

Fungicides, Coatings and Disinfectants

In addition to VitaFresh Botanicals, we also have a complete line of fungicide, coating and disinfectant solutions across a variety of crops and application types.

ActiMistTM / ActiSealTM

Antimicrobial technology is generally delivered by airborne or liquid systems including drenching or tank. ActiMist is a thermo-fogged fungicide that works simultaneously with SmartFresh for convenience and enhanced storage room logistics. ActiSeal, a portfolio of liquid fungicides delivers broad-spectrum protection based on a full portfolio of active ingredients, is delivered via drencher or tank. Together, these fungicides provide control of a broad spectrum of post-harvest diseases and help to protect against a wide range of fungal threats on pome, citrus and stone fruit.

TeycerTM Originals

Teycer Originals includes a full line of coatings to improve produce freshness, quality and appearance, increase shelf life and reduce food loss. These traditional edible coatings, including some with fungal protection, are used primarily for citrus, pome fruit and tropical fruit.

FreshStartTM

FreshStart is a full portfolio of biodegradable detergents and disinfectants for cleaning fruit and packaging equipment in packinghouses and reducing the threat of diseases during storage and transportation for citrus, pome fruit, stone fruit and other crops. They remove traces of sooty mold and other particles from the surface of the fruits as well as help to improve the protection of fruit against most of the main post-harvest diseases. With formulations that include fungicide and fruit preservatives, they also help increase fruit shelf life. The FreshStart line of disinfectants are used on surfaces, boxes, bins and tools in the packinghouse and during transport. FreshStart fruit disinfectants have low impact on the environment as they degrade quickly without leaving residues. They also can help decrease contaminants in water treatment and recycling systems and help make water recycling more efficient and less costly. FreshStart surface disinfectants help keep packinghouses, rooms and processing equipment free of fungus. They are useful for water recycling systems, and they work as a complement to fungicides for optimal rot control.

Control-Tec™

Control-Tec is a leading range of post-harvest systems and equipment for the application of antimicrobials, coatings, detergents and sustainable water management for packinghouses, packing lines and storage rooms. The Control-Tec portfolio also includes controlled-atmosphere solutions including automated ripening and de-greening control.

FreshCloud

We continue to evolve and expand our FreshCloud digital technology service platform of produce monitoring and screening solutions. FreshCloud Quality Inspection is a proprietary cloud-based mobile quality management service that digitizes what was formerly a manual quality control process to capture, organize and analyze quality metrics in real time. The service combines digital information from many different physical and digital sources and locations, including analytics, artificial intelligence and machine learning. This allows growers, packers, shippers and retailers to drive accuracy and consistency across their operations. FreshCloud Harvest View is an easy-to-use digital service that complements Harvista. FreshCloud Harvest View captures, organizes and presents fast and easy-to-access data insights on starch hydrolysis progression, thereby enabling growers to make timely decisions on when to apply Harvista, intended to maximize quality and yields for higher profit potential. FreshCloud Storage Insights combines proprietary technology and data analytics in the storage room to offer customers real-time insights into the condition of their stored fruit.

Marketing and Sales

The Company's post-harvest business includes solutions designed to improve yields for growers and packers. These solutions include SmartFresh, Harvista, ActiMist, FreshCloud and a large range of fungicides, disinfectants, coatings, and packinghouse equipment, marketed under the brands Actiseal, FreshStart, VitaFresh Botanicals, Teycer Originals and Control-Tec, respectively.

AgroFresh's global sales teams are organized geographically across the Europe/Middle East, North America, South America and Asia Pacific regions designed to drive growth and accelerate diversification.

The technical sales support group supports the sales team and runs customer-specific trials for local crop varieties or specialized storage and distribution conditions and conducts follow-up with customers. This team works closely with customers to provide advice on appropriate protocols for SmartFresh, Harvista and other product applications such as coatings and fungicides depending on crop, variety, region, and climatic conditions. The technical sales support group draws on our extensive knowledge base of 1-MCP applications across all regions and conditions.

The marketing function is organized on a global and regional basis. This consists of corporate brand/image stewardship and regionally driven marketing management including country-specific marketing strategies, plans and tactics to drive growth and customer penetration. Marketing personnel are embedded within the Company’s operating regions to improve collaboration with local sales teams and customers and capitalize on business opportunities.

No single customer accounted for more than 10% of net sales in 2021, 2020 or 2019.

Competition

Post-harvest solutions include 1-MCP-based solutions, fungicides and coatings. The market for the use of 1-MCP is evolving and we have faced competition since the expiration of the 1-MCP use patent in 2014. We estimate that citrus post-harvest applications represent approximately 60% of the total core post-harvest market, which is why we are focused on seeking to grow further in this important crop segment. The market for post-harvest solutions is fragmented with numerous regional suppliers. The four leading providers, including AgroFresh, account for more than half of global post-harvest sales. Other regional and local companies, mainly in citrus, account for the remaining post-harvest sales. Additional key players in the post-harvest industry include fungicide suppliers, such as Syngenta and Janssen PMP, which hold post-harvest registrations of fungicides previously approved for pre-harvest applications, and which use post-harvest companies, including AgroFresh, to distribute their products. In the near-harvest segment, ReTainTM is a competitive technology to Harvista that is offered in all regions except for the EU. We believe that the principal factors of competition in our industry include reputation, product quality, customer service and customer intimacy, product innovation, technical service and value creation. We believe that we compete favorably with competitors based on these and other factors. See the subsection titled “Competitive Strengths” above.

Research and Development

Research and development plays an important role at AgroFresh in providing technical support to our customers as well as building our product pipeline by identifying and developing innovative new offerings and line extensions of existing products. AgroFresh R&D is a global function with less than half of our R&D resources located in facilities in North America, and the remainder across our other regions. During fruit harvest times, we hire additional third-party contract scientists to assist AgroFresh in the execution of experiments involving Harvista, SmartFresh, VitaFresh Botanicals and ActiMist technologies. Most of the regional research and development facilities focus on business aligned research and development initiatives to develop line extensions and create new products. Research and development leverage our core competencies in a number of technical areas including post-harvest physiology, analytical chemistry, regulatory sciences, regulatory affairs, formulation science, formulation process development, organic chemistry and delivery systems. Initiatives focused on next generation solutions utilize expertise in material science, molecular biology, post-harvest pathology, diagnostics and sensor technology. Our R&D activities have a significant focus on developing sustainable, natural solutions intended to address our customers' current and future challenges.

Intellectual Property

We are a technology-based solutions provider and, as such, rely on a combination of important intellectual property strengths, including patents, trademarks, copyrights and trade secret protection laws to protect our proprietary technology and intellectual property. We enter into confidentiality agreements with our employees, consultants, customers, service providers and vendors that generally provide that any confidential or proprietary information developed by us or on our behalf be kept confidential including, but not limited to, information related to our proprietary manufacturing process and SmartFresh service model. In the normal course of business, we provide access to our intellectual property and/or our products protected by our intellectual property to third parties through licensing or restricted use agreements.

Today a majority of our SmartFresh applications use SmartFresh ProTabsTM, an application method patented through 2022. Harvista formulations are patent protected through at least 2027. We continue to invest in application technologies as a means to provide our customers with the most relevant, convenient and effective solutions for their specific operations. Our portfolio of intellectual property totals more than 375 granted patents and patent applications in over 50 countries.

Regulation and Compliance

We are subject to extensive national, state and local government regulation, and the Company has a regulatory team that we believe is best in class, which leverages a global network of highly-experienced regulatory consultants. Through this network, we have successfully obtained registrations for SmartFresh, Harvista and LandSpring in every country where the review process has been completed, and the registration process for Harvista continues in many additional countries. We have completed more than 400 comprehensive international health and environmental tests that have shown the AgroFresh family of products, including SmartFresh and Harvista, are safe for consumers, workers and the environment. 1-MCP, the active ingredient in many AgroFresh products, is metabolized by the natural processes in apples and other fruits and leaves no detectable residue when used according to the label instructions. The products have been approved by over 50 authorities including the U.S. Environmental Protection Agency and the European Commission. We do not anticipate any significant problems in obtaining future required licenses, permits or approvals that are necessary to expand our business. We leverage our regulatory capabilities as we expand the fungicide product lines into new countries.

For a discussion of the various risks we may face from regulation and compliance matters, see “Risk Factors” in Item 1A of this report.

Employees

As of December 31, 2021, we had approximately 300 full-time employees. None of our employees in North America are members of a union or subject to the terms of a collective bargaining agreement. In certain other countries where we operate (including Brazil, France, Germany, Italy, Netherlands and Spain), employees are members of unions or are represented by works councils. In addition, certain of our activities have been performed historically by seasonal and part-time third-party staff.

Geographic Information

Please see Note 19 - Segment and Geographical Information to the audited consolidated financial statements for geographic sales information.

Available Information

Our website address is http://www.agrofresh.com. We make available free of charge, on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after electronically filing or furnishing these reports to the Securities and Exchange Commission ("SEC"). Information contained on our website is not a part of this Annual Report on Form 10-K. We have adopted a code of business conduct applicable to our employees including our principal executive, financial and accounting officers and it is available free of charge, on our website’s investor relations page.

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

During 2021, global businesses continued to face the challenge of operating during the COVID-19 pandemic. While we managed through this unprecedented environment, our future operations could be adversely affected to the extent that coronavirus or any other epidemic harms the global economy or adversely impacts demand for fresh horticultural products. Our operations may experience disruptions in the event of a global pandemic or restriction on travel that results from a global pandemic, which may materially and adversely affect our business, financial condition and results of operations. The extent to which the coronavirus or other health epidemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted.

Increased competition in our industry can lead to pricing pressure, reduced margins or the inability of our products and services to achieve market acceptance.

Actions by new or existing competitors, including introduction of competing products or services, promotions, combinations with other products or services, or price-cutting may lower our sales or require actions to retain and attract customers which could adversely affect our profitability. Increased competition from existing or new competitors could result in price reductions, increased competition for materials, reduced margins or loss of market share, any of which could materially and adversely affect our business and our operating results and financial condition. In recent years, we have from time to time decreased pricing in certain regions to defend market share against increased competition and we may elect to take similar action, in the future, depending on competitive pressures.

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

Our business involves complex operations and demands a management team and workforce that is knowledgeable and expert in many areas necessary for our operations. As a company focused on both research and development and customer service in the highly-specialized horticultural pre- and post-harvest fields, we rely on our ability to attract and retain skilled employees, consultants and contractors, including our specialized research and development and sales and service personnel. As of December 31, 2021, we employed approximately 300 full-time employees, of which approximately 150 were members of our research and development and sales and service teams. The departure of a significant number of our highly skilled employees, consultants or contractors or one or more employees who hold key regional management positions could have an adverse impact on our operations, including as a result of customers choosing to follow a regional manager to one of our competitors.

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

Our business is highly dependent on one active ingredient, 1-MCP, applied to a limited number of horticultural products. In 2021, we derived approximately 70% of our revenue working with customers using SmartFresh to protect the value of apples, pears and other produce during storage. We expect these applications, products and active ingredients to continue to account for a large percentage of our profits in the near term. Our ability to continue to market and sell products containing this active ingredient in existing and new crop segments is important to our future success.

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

We have a significant amount of indebtedness. As of December 31, 2021, our total indebtedness was approximately $264 million, including $263 million in outstanding principal under a term loan with a scheduled maturity date of December 31, 2024. This substantial level of debt could have a variety of negative effects, including:

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

We rely in some jurisdictions on independent distributors to distribute our products and to assist us with the marketing, sale and servicing of certain of our products. For example, we have entered into long-term distribution relationships for our products in China, South Africa, Russia, Israel, Greece, South Korea and Mexico. As a result, delivery of services and products in these jurisdictions relies on the performance of a small number of contractual counterparties, and in most of these countries we are not directly involved in sales and service provider relationships. We cannot be certain that our distributors will focus adequate resources on selling our products and services or be successful in selling them. Some of our distributors also represent or manufacture other, potentially competing, agrochemical products. If we are unable to establish or maintain successful relationships with our distributors, we will need to further develop our own sales and distribution capabilities, which would be expensive, time-consuming and possibly not as successful in achieving market penetration, which could have a material adverse effect on our results of operations, cash flows or financial condition. In addition, the distribution of our products could be disrupted by a number of factors, including labor issues, failure to meet customer standards, bankruptcy or other financial issues affecting our third-party providers, or other issues affecting any such third party’s ability to meet our distribution requirements.

The failure to properly perform by, or loss of, one or more of our distributors could have a material adverse effect on our business, financial condition and results of operations.

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

Many of our products are subject to technical review and approval by government authorities in each country where we wish to sell them. While there is a general international consensus on the data needed in order to evaluate the safety of agrochemical products before they can be placed on the market (as evidenced, for example, by the standards and guidelines issued by the Organization for Economic Co-operation and Development), each country has its own legislative process and specific requirements in order to determine if identified risks are acceptable and can be managed in the local context and may be subject to frequent changes as new data requirements arise in response to scientific developments.

The regulatory requirements to which we are subject are complex and vary from country to country. To obtain new registrations, it is necessary to have a local registrant, and to understand the country’s regulatory requirements, both at the time an application for registration is submitted and when the registration decision is made, which may be several years later. A significant investment in registration data is required (covering all aspects from manufacturing specifications through storage and transport, use and disposal of unwanted product and used containers) to ensure that product performance (e.g., bio efficacy), intrinsic hazards and use patterns are fully characterized. Risk assessments are conducted by government regulatory authorities, who make the final decision on whether the documented risk associated with a product and active ingredient is acceptable prior to granting approval for sale. This process may be prolonged due to requirements for additional data or internal administrative processes. There is a risk that registration of a new product may not be obtained or that a product label may be severely reduced, restricting the use of the product. If these circumstances arise, there is a risk that the substantial investments made in product development will not lead to the projected sales that justified the investment, and our business, financial condition and results of operations may be adversely affected by failure to obtain new registrations.

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

In many countries, toxicity studies, data and other information relied upon by registration authorities in support of a product registration are granted “data protection” for a period of up to 15 years after the date upon which the data was originally submitted. In addition to the period of data compensability, there is in many geographies an exclusive use period of ten years during which other companies may not legally cite our data in support of registration submissions without our written permission. In some countries, there is also a period of time during which companies may cite another company’s data upon payment of data compensation. In other countries, there is no legislation at all that effectively prevents third parties from citing our proprietary regulatory data. Furthermore, after the exclusive use period and data compensation period have expired, as has occurred with respect to our data in Europe and the United States, any third party is free to cite our data in support of its registration submissions. The possibility that third parties can use our registration data to obtain their own product registrations can adversely affect our business, financial condition and results of operations by facilitating the entry of “generic” copies of products in our portfolio into the market.

Negative publicity relating to our products or business could reduce sales.

Our success depends both on our customers’ perception of our products’ effectiveness and on end-consumers’ perception of the safety of our products. We may, from time to time, be faced with negative publicity relating to public health concerns, customer complaints or litigation alleging illness or injury, negative employee, staffing and supplier relationships or other matters, regardless of whether the allegations are valid or whether we are responsible. Given the global nature of the business, the negative impact of adverse publicity relating to one product or in one geographic region may extend far beyond the product or the country involved to affect other parts of our business. The risk of negative publicity is particularly great with respect to the performance of service providers because we are limited in the manner in which we can control them, especially on a real-time basis. The considerable expansion in the use of social media over recent years can further amplify any negative publicity that could be generated by such incidents.

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

We do not have long-term contracts with many of our customers or service providers.

Many of our relationships with our customers are based primarily upon one-year agreements or individual sales orders. As such, these customers could cease buying products or services from us at any time, for any reason, with little or no recourse. If multiple customers or a material customer elected not to purchase products or services from us, our business prospects, financial condition and results of operations could be adversely affected.

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

The failure to collect outstanding receivables could have an adverse impact on our business, financial condition and results of operations. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then we might be required to make additional allowances, which would adversely affect our results of operations in the period in which the determination or allowance was made. Bad debt write offs were less than 0.5% of revenues in each of 2021, 2020 and 2019.

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

No single customer accounted for more than 10% of our consolidated net sales in 2021, 2020 or 2019. At December 31, 2021, December 31, 2020 and December 31, 2019, no individual customer accounted for greater than 10% of our consolidated accounts receivable balance.

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

We have recognized substantial balances of goodwill and identified intangible assets as a result of business combinations, and we may record additional goodwill and other intangible assets as a result of any acquisitions we may complete in the future. We are required to test goodwill and any other intangible asset with an indefinite life for possible impairment on the same date each year and on an interim basis if there are indicators of a possible impairment. As of December 31, 2021, we have fully impaired our goodwill of $6.4 million. We are also required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment. There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and fixed assets. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which we operate or impairment in our financial performance and/or future outlook, the estimated fair value of our long-lived assets decreases, we may determine that one or more of our long-lived assets is impaired. An impairment charge would be determined based on the estimated fair value of the assets and any such impairment charge could have a material adverse effect on our financial condition and results of operations.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, we had aggregate U.S. net operating loss carryforwards of approximately $167.1 million. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act, federal net operating losses incurred in taxable years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal net operating losses generated in tax years beginning after December 31, 2017 is limited. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "IRC"), and corresponding provisions of state law, if a corporation undergoes an “ownership change” (which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-

change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We experienced an ownership change as a result of the consummation of the sale of preferred stock in July 2020. Consequently, the Company recorded a valuation allowance to reflect the reduction in expected utilization of net operating losses and other tax attributes. Future ownership changes may materially limit certain U.S. tax attributes, which may harm our future operating results by effectively increasing our future tax obligations. The Company will continue to review the realizability of the net operating losses and other tax attributes and may make additional adjustments to the valuation allowance.

If we do not successfully manage the transition associated with the appointment of a new chief executive officer, global commercial director and global R&D director, our business may be harmed.

On April 12, 2021, we announced the hiring of a new chief executive officer, and subsequently hired a new global commercial director and global R&D director. Any changes in our business strategy that may result from such hirings may have a disruptive impact on our ability to implement our business strategy and could have a material adverse effect on our business. Any changes in business strategies can create uncertainty, may negatively impact our ability to execute our business strategy quickly and effectively and may ultimately be unsuccessful. In addition, management transition periods can be difficult as the new management gains detailed knowledge of our operations, and friction or further management changes or disruptions could result from changes in strategy and management style. Until we integrate our new management members, we may be unable to successfully manage our business and growth objectives, and our business could suffer as a result.

Risks Related to Our Securities

PSP AGFS Holdings, L.P. ("PSP") and The Dow Chemical Company ("Dow") have significant influence over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of December 31, 2021, PSP owned 145,046 shares of our Series B preferred stock (the “Series B Preferred Stock”), which is currently convertible into approximately 32.2 million shares of our outstanding common stock, representing approximately 38% of our outstanding common stock on an as-converted basis (and which votes with our common stock on an as-converted basis), and Dow owned approximately 21 million shares of our outstanding common stock. In addition, we pay dividends-in-kind on the Series B Preferred Stock on a quarterly basis. Because of the degree of concentration of voting power (and the potential for such power to increase upon the purchase of additional stock and/or the payment of dividends-in-kind), your ability to elect members of our board of directors and influence our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends, may be diminished.

In addition, PSP and Dow have representation on the Company’s board of directors and have significant control over the management and affairs of the Company. PSP currently has four designees on the board of directors, and may have the right to appoint one or more additional directors in the future under certain circumstances. Dow (or an affiliate) has one designee on the board of directors, and may have the right to appoint an additional director in the future under certain circumstances. PSP also has class approval rights over certain specified actions that would affect the holders of the Series B Preferred Stock, and has the right to approve certain corporate actions for so long as it continues to hold at least 10% of the shares of common stock outstanding (on an as-converted basis).

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

As of December 31, 2021, there were 52,418,329 shares of our common stock outstanding. Substantially all of our issued and outstanding shares are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. Future sales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

We are party to separate agreements pursuant to which Dow and PSP are entitled to demand that we register the resale of their shares of common stock (or in the case of PSP, shares of common stock underlying Series B Preferred Stock), subject to certain conditions. These stockholders also have certain “piggyback” registration rights with respect to registration statements we may file.

Upon effectiveness of any registration statement we file pursuant to these agreements, these parties may sell large amounts of our stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in our stock price or putting significant downward pressure on the price of our stock.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If securities or industry analysts do not provide coverage of us, our stock price and trading volume would likely be negatively impacted. If any of the analysts who cover or who may cover us adversely change their recommendation regarding our stock, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who covers or who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

We are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act. As a smaller reporting company, we have relied on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. Among other things, we are subject to simplified executive compensation disclosures in our filings; are exempt from the provisions of Section 404 requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in our SEC filings, including only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we will rely on the exemptions available to smaller reporting companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

In 2020 we identified material weaknesses in our internal controls over taxes and financial reporting. Although that material weakness was subsequently remediated, our management may be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weaknesses in internal controls over taxes and financial reporting related to the design and operation of controls over significant nonrecurring transactions and the preparation and review of our income tax provision. For further discussion of the material weaknesses, see Item 9A. Controls and Procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in those reports is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease our current headquarter facility in Philadelphia, Pennsylvania, consisting of approximately 15,887 square feet. The lease has a 90 month term commencing in May 2016, with a five-year renewal option and an option for us to terminate the lease after 72 months. We lease a facility in Spring House, Pennsylvania consisting of 14,000 square feet. The lease has a 123 month term commencing in January 2018. We use five primary additional leased locations worldwide to deliver product and technical services: Yakima, Washington; Fresno, California; Rancagua, Chile; Bologna, Italy; and Llerida, Spain. AgroFresh Fruit Protection occupies a building of five units in Valencia, Spain. Our subsidiary, AgroFresh Fruit Protection, owns two of these units (consisting of approximately 24,480 square feet) and leases the three remaining units (consisting of approximately 37,245 square feet). One of the leased units had a 60 month term that commenced in October 2015 which was extended for an additional 80 months. The other two leased units have a 120 month lease term that commenced in July 2017.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Global Select Market under the symbol “AGFS”.

Holders of Record

On February 23, 2022, there were approximately 80 holders of record of our common stock. Such number does not include beneficial owners holding securities through nominee names.

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

Business Overview

AgroFresh is a global leader in delivering innovative food preservation and waste reduction solutions for fresh produce. The Company is empowering the food industry with a range of integrated solutions designed to help growers, packers and retailers improve produce freshness and quality while reducing waste. AgroFresh has key products registered in over 50 countries, and supports customers by protecting approximately 25,000 storage rooms globally. AgroFresh’s solutions range from near-harvest with HarvistaTM and LandSpringTM to its flagship post-harvest SmartFreshTM Quality System. Additional post-harvest freshness solutions include fungicides that can be applied to meet various customer operational requirements, in either a foggable (ActiMist™) or liquid (ActiSeal™) delivery form. To supplement our near- and post-harvest product solutions, our FreshCloud™ digital technology platform includes analytical, diagnostic and tracking services that provide a range of value-added capabilities to help customers optimize the quality of their produce. Beyond apples, SmartFresh technology can provide ready-to-eat freshness for other fruits and vegetables including avocados, bananas, melons, tomatoes, broccoli and mangos.

In December 2017, AgroFresh acquired a controlling interest in AgroFresh Fruit Protection (formerly known as Tecnidex). With this acquisition, AgroFresh expanded its industry-leading post-harvest presence into additional crops and increased its penetration of the produce market in southern Europe, Latin America and Africa. For over 35 years, AgroFresh Fruit Protection has been helping fruit and vegetable producers offer clean, safe and high-quality products to its regional customers in 18 countries. AgroFresh Fruit Protection offers a portfolio of post-harvest fungicides, coatings and disinfectants, packinghouse equipment and associated consulting and after-sale services, to improve the quality and value of our customers’ fruit and vegetables while respecting the environment. AgroFresh Fruit Protection further diversified AgroFresh’s revenue by allowing the Company to provide solutions and service to the citrus industry.

Freshness is the most important driver of consumer satisfaction when it comes to produce and, at the same time, food waste is a major issue in the industry. About one third of the total food produced worldwide is lost or wasted each year. Nearly 50% of all fresh fruits and vegetables are lost to spoilage. AgroFresh plays a key role in the value chain by offering products and services that maintain produce freshness and reduce waste.

AgroFresh’s flagship SmartFresh Quality System regulates the post-harvest ripening effects of ethylene, the naturally occurring plant hormone that triggers ripening in certain fruits and vegetables. SmartFresh degrades naturally, leaves no detectable residue and has been approved for use by many domestic and global regulatory organizations. Harvista extends the Company’s proprietary technology into the field, including treatment of cherries early in the growing season and near-harvest management of apples, pears and blueberries. FreshCloud™ is our digital technology services platform, which continues to expand. Launched in 2020, FreshCloud Quality Inspection is a proprietary cloud-based mobile quality management service that digitizes what was formerly a manual quality control process and captures, organizes and analyzes quality metrics in real time. LandSpringTM is an innovative 1-MCP technology targeted to transplanted vegetable seedlings. It is currently registered for use on tomatoes, peppers and 14 other crops in the US. It reduces transplant shock, resulting in less seedling mortality and faster crop establishment, which leads to a healthier crop and improved yields.

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

Impact of COVID-19

In March 2020, the COVID-19 outbreak was declared a National Public Health Emergency which continues to spread throughout the world and has adversely impacted global activity and contributed to significant volatility in financial markets. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. During the year ended December 31, 2021, the COVID-19 pandemic did not have a significant adverse impact on our results of operations. However, there were numerous obstacles presented and some localized financial impacts of the pandemic, including fluctuations in foreign currency exchange rates and customer demand and spending pattern changes. While we are following the requirements of governmental authorities and taking additional preventative and protective measures to ensure the safety of our workforce, including implementing remote working arrangements and varying procedures for essential workforce, we cannot be 100% certain that there will not be any incidents across our global operations that may cause service interruptions. The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of the coronavirus outbreak, although the Company operates in an industry that thus far has not been as severely impacted as others. Nevertheless, the outbreak presents some uncertainty and risk with respect to the Company and its performance and financial results.

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

This global trend, among others, creates demand for the Company’s solutions. The Company’s offerings are currently protected by patent filings in 45 countries.

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

Integrated Direct Service Model

AgroFresh offers the Company’s commercially available products, including SmartFresh and Harvista, primarily through a direct service model. Sales and sales support personnel maintain face-to-face relationships with customers year round. Technical sales and support personnel work with customers to provide value-added advisory services regarding the application of SmartFresh. The actual application of SmartFresh is performed by service providers that are typically third-party contractors. Harvista is applied through both ground and aerial application, which is administered by third-party service providers or made by our customers directly.

Most of the Company’s service providers are operating under multi-year contracts. Management believes the quality and experience of its service providers deliver clear commercial benefits.

Seasonality

The Company’s operations are subject to seasonal variation due to the timing of the growing seasons around the world. For our core crops of apples and pears, southern hemisphere growers harvest from late January to early May, and northern hemisphere growers harvest from August through November. For citrus crops, there are seasonal variations in this business due to the northern hemisphere citrus harvest, which spans from October to March. Since the majority of the Company’s sales are in northern hemisphere countries, a proportionately greater share of its revenue is realized during the second half of the year. There are also variations in the seasonal demands from year to year depending on weather patterns and crop size. This seasonality and variations in seasonal demand could impact the ability to compare results between periods.

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

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of results of operations and financial condition are based upon our financial statements. These financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements. We base our estimates and judgments on historical experiences and assumptions believed to be reasonable under the circumstances and re-evaluate them on an ongoing basis. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to the audited consolidated financial statements.

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

The process of evaluating the potential impairment of goodwill is subjective because it requires the use of estimates and assumptions as to our future cash flows, discount rate commensurate with the risks involved in the asset, future economic and market conditions, as well as other key assumptions. The amounts recorded in the financial statements related to goodwill are based on the best estimates and judgments of the Company’s management, although actual outcomes could differ from our estimates. The Company fully impaired goodwill of $6.4 million as of December 31, 2021.

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

•Macroeconomic conditions
•Industry and market considerations
•Cost factors
•Overall financial performance; and
•Other relevant entity-specific events

In determining the fair value of its indefinite lived trade names, the Company applies the relief from royalty methodology, which is based on the assumption that without ownership of the assets, the user of the trade names would have to make a stream of payments to the owner of the trade names in return for the rights to use the trade names. By acquiring the trade name, the user avoids those payments. The Company has two indefinite-lived trade name assets, AgroFresh and SmartFresh, totaling $23.4 million, which passed the impairment test as of December 31, 2021 by 20% and 31%, respectively. A 1% increase in the discount rate would not cause an impairment of any of the trade names. During the year ended December 31, 2021, the Company reclassified $3.6 million of AgroFresh Fruit Protection trade name (comprising the trade name "Tecnidex") to finite-lived intangibles as the Company began marketing Tecnidex products under the AgroFresh trade name. The Tecnidex trade name is still held as a defensive asset and is being amortized over its estimated useful life of 2.5 years.

Finite-lived intangible assets, such as technology, customer relationships and software are amortized over their estimated useful lives, generally for periods ranging from 2.5 to 24 years. We assess the reasonableness of the useful lives of these assets regularly. Our assessment is based on a number of factors including competitive environment, product history, underlying product life cycles, operating strategy and the macroeconomic environment of the countries in which the products are sold. The impairment of finite-lived intangible assets is tested annually or more frequently when factors or changes in circumstances indicate that the fair value has declined below its carrying value. If any factors that could result in future impairment charge have occurred, a recoverability test is performed in which the undiscounted cash flows of the asset or asset group are compared to the carrying value. If the cash flows are not sufficient to recover the carrying value, then a fair value estimate is made of the asset or asset group to determine the amount of impairment, if any. Once these assets are fully amortized, they are removed from the balance sheet. The accelerated amortization expense is included in amortization of intangibles in the consolidated statements of operations.

Revenue Recognition

The majority of our revenues are generated from the application of our products to fruits and vegetables either before or after harvesting. Revenue is recognized at the time the product is applied to the fruits or vegetables as this represents the point at which our performance obligation to the customer has been completed.

The Company accounts for revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires revenue recognized to represent the transfer of promised goods or services to customers at an amount that reflects the consideration which is expected to be received in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of Topic 606, the Company performs the following 5 steps: (1) identify the contracts with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Revenue is presented in our consolidated statements of operations, net of estimated rebates and discounts. The majority of the Company’s contracts have multiple performance obligations primarily related to product application and post application services, which the Company provides. Revenue is deferred until the performance obligations are met.

See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to the audited consolidated financial statements for further information.

Stock-Based Compensation

We recognize stock-based compensation expense for all share-based payment awards on a straight-line basis over the requisite service period of the award. Determining the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. See Note 16 - Stock Compensation to the audited consolidated financial statements contained in this report for further detail on stock-based compensation.

Income taxes

The provision for income taxes was determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the period. Deferred taxes result from differences between the book and tax basis of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates applicable in the years in which they are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in income in the period that includes the enactment date.

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

Results of Operations

The following table summarizes the results of operations:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net sales	$165,989	$157,643	$170,065
Cost of sales (excluding amortization, shown separately below)	48,956	42,217	45,049
Gross profit	117,033	115,426	125,016
Research and development expenses	12,931	12,357	14,112
Selling, general and administrative expenses	52,609	53,860	59,446
Amortization of intangibles	42,985	43,731	81,119
Impairment of assets	—	—	11,424
Impairment of goodwill	6,380	—	—
Change in fair value of contingent consideration	—	—	(330)
Grant income	—	(2,974)	—
Operating income (loss)	2,128	8,452	(40,755)
Other income	14,046	1,491	13
Debt modification and extinguishment expenses	—	(5,028)	—
Gain (loss) on foreign currency exchange	2,096	(2,836)	(4,127)
Interest expense, net	(21,774)	(23,669)	(33,784)
Loss before income taxes	(3,504)	(21,590)	(78,653)
Income tax expense (benefit)	2,578	31,376	(24,500)
Net loss before non-controlling interest	(6,082)	(52,966)	(54,153)
Less: Net (loss) income attributable to redeemable non-controlling interest	(659)	745	(562)
Net loss attributable to AgroFresh Solutions, Inc.	(5,423)	(53,711)	(53,591)
Less: Dividends on convertible preferred stock	24,921	10,488	—
Net loss attributable to AgroFresh Solutions, Inc. common stockholders	($30,344)	($64,199)	($53,591)

Comparison of Results of Operations for the year ended December 31, 2021 and the year ended December 31, 2020.

Net Sales

Net sales were $166.0 million for the year ended December 31, 2021, as compared to net sales of $157.6 million for the year ended December 31, 2020, an increase of 5.3%. The impact of the change in foreign currency exchange rates compared to 2020 reduced revenue by $0.1 million. Excluding this impact, revenue increased approximately 5.2%. The increase in net sales was primarily driven by leveraging a portfolio of diverse solutions. SmartFresh sales for Apple experienced growth in Southern Europe due to favorable late-season weather, partially offset by lower volume in North America due to extreme heat. Market expansion drove strong diversification growth in the Company's Other 1-MCP and Fungicides & Disinfectants categories for the quarter.

Cost of Sales

Cost of sales was $49.0 million for the year ended December 31, 2021, as compared to $42.2 million for the year ended December 31, 2020. Gross profit margin was 70.5% in 2021 versus 73.2% in 2020. The lower gross margin reflects the Company’s transition into a more diversified product portfolio.

Research and Development Expenses

Research and development expenses were $12.9 million for the year ended December 31, 2021, as compared to $12.4 million for the year ended December 31, 2020. The increase in research and development expenses was primarily due to enhanced R&D activities following a constrained environment in the prior year period due to the pandemic.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $52.6 million for the year ended December 31, 2021, as compared to $53.9 million for the year ended December 31, 2020, a decrease of 2.3%. Included in selling, general and administrative expenses were $4.6 million in 2021 and $4.1 million in 2020 of costs associated with non-recurring items that include M&A and litigation along with severance. Excluding these items, selling general and administrative expenses decreased approximately 3.5% from 2020 to 2021, due to a continued focus on cost control.

Amortization of Intangibles

Amortization of intangibles, including developed technology, customer relationships, software and trade names, was $43.0 million for the year ended December 31, 2021, as compared to $43.7 million for the year ended December 31, 2020.

Impairment of Goodwill

During the year ended December 31, 2021, the Company recorded an impairment charge of $6.4 million as a result of our segment realignment (See Note 19 - Segment and Geographical Information), reducing the Company's goodwill balance to zero. There was no such impairment recorded during the year ended December 31, 2020.

Grant Income

The Company recorded grant income of $3.0 million for the year ended December 31, 2020. Pursuant to the CARES Act, the Company received a Paycheck Protection Program loan in this amount to offset eligible costs incurred during the period. The Company believed it was in compliance with the forgiveness criteria under this loan program, thus the full amount was recognized as grant income. There was no such income recognized during the year ended December 31, 2021.

Other Income

Other income was $14.0 million for the year ended December 31, 2021, as compared to $1.5 million of income for the year ended December 31, 2020, which relates primarily to the receipt of proceeds from the settlement of litigation matters.

Debt Modification and Extinguishment Expenses

The Company recognized debt modification and extinguishment expenses of $5.0 million for the year ended December 31, 2020 as a result of closing the Amended Term Facility as discussed in Note 10 - Debt of the condensed consolidated financial statements below. There was no such expense recognized during the year ended December 31, 2021.

Gain (Loss) on foreign currency

Gain on foreign currency was $2.1 million for the year ended December 31, 2021 as compared to a loss of $2.8 million for the year ended December 31, 2020. During 2021, foreign currency gains were recognized related to U.S. dollar intercompany payables to the Turkish lira, which grew weaker relative to the U.S. dollar. During 2020, the loss primarily related to hyperinflationary accounting in Argentina.

Interest Expense, Net

Interest expense, net was $21.8 million for the year ended December 31, 2021, as compared to $23.7 million for the year ended December 31, 2020. The decrease was primarily due to $3.4 million lower interest on long-term debt due to a lower variable rate and principal balance, offset by reduction in interest rate swap income and interest of $1.5 million compared to 2020.

Income Tax Provision

Our effective tax rate was (73.6)% for the year ended December 31, 2021, as compared to (145.3)% for the year ended December 31, 2020. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions.

During the year ended December 31, 2021, the Company continued to carry unbenefited U.S. losses related to limitations under Section 382 of the IRC due to the July 2020 ownership change, however, the prior year included the income statement impact from those limitations. In 2021, the Company recorded valuation allowances against deferred tax assets in certain foreign jurisdictions where the Company did not have sufficient evidence to support the future taxable income to realize its deferred tax assets. In addition, the Company incurred a goodwill impairment in 2021 which is not deductible for tax purposes. No such impairment was recorded in 2020.

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

The following is a reconciliation between the non-GAAP financial measures of EBITDA and Adjusted EBITDA to their most directly comparable GAAP financial measure, net loss:

	Year Ended December 31,
(in thousands)	2021	2020	2019
GAAP net loss including non-controlling interests	($6,082)	($52,966)	($54,153)
Expense (Benefit) provision for income taxes	2,578	31,376	(24,500)
Interest expense (1)	21,774	23,669	33,784
Depreciation and amortization	45,745	46,970	83,456
Non-GAAP EBITDA	64,015	49,049	38,587
Share-based compensation	3,213	3,598	2,714
Severance related costs (2)	2,292	885	1,086
Other non-recurring costs (3)	2,315	3,240	8,745
(Gain) loss on foreign currency exchange (4)	(2,096)	2,836	4,127
Impairment of goodwill	6,380	—	—
Debt modification and extinguishment costs	—	5,028	—
Other expense (income) (5)	301	(2,974)	—
Litigation recovery	(14,392)	(1,600)	—
Contingent consideration adjustments, net (6)	—	—	(330)
Impairment of assets (7)	—	—	11,424
Total Adjustments	(1,987)	11,013	27,766
Non-GAAP Adjusted EBITDA	$62,028	$60,062	$66,353

(1)    Interest on debt, accretion for debt discounts, debt issuance costs and contingent consideration.
(2)    Severance costs related to continued focus on cost control initiatives and restructuring.
(3)    Costs related to certain professional and other infrequent or non-recurring fees, including those associated with litigation and M&A related fees.
(4)    (Gain) loss on foreign currency exchange related to net gains and losses resulting from transactions denominated in a currency other than the Company's functional currency.
(5)    Other expense (income) related primarily to grant income.
(6)    Non-cash adjustment to the fair value of contingent consideration, including the TRA and contingent payment related to the AgroFresh Fruit Protection acquisition.
(7)    Impairment of assets related to software and investments.

The following is a reconciliation between net sales on a non-GAAP constant currency basis to GAAP net sales:

	Year Ended Year Ended December 31,
(in thousands)	2021	2020
GAAP net sales	$165,989	$157,643
Impact from changes in foreign currency exchange rates	(132)	—
Non-GAAP constant currency net sales (1)	$165,857	$157,643

(1) The Company provides net sales on a constant currency basis to enhance investors’ understanding of underlying business trends and operating performance, by removing the impact of foreign currency exchange rate fluctuations. The impact from foreign currency, calculated on a constant currency basis, is determined by applying prior period average exchange rates to current year results.

Liquidity and Capital Resources

Cash Flows

	Year Ended Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash provided by operating activities	$52,002	$26,715	$20,059
Net cash used in investing activities	($4,023)	($2,395)	($4,426)
Net cash used in financing activities	($31,385)	($4,859)	($22,047)

Cash provided by operating activities was $52.0 million for the year ended December 31, 2021, as compared to $26.7 million for the year ended December 31, 2020 and $20.1 million for the year ended December 31, 2019.

For the year ended December 31, 2021, net income before non-cash items was $50.1 million. Excluded in this amount is depreciation and amortization of $45.7 million, impairment of goodwill of $6.4 million, deferred income taxes of ($1.5) million and other non-cash items of $5.6 million. Additionally, the change in net operating assets was $1.9 million in 2021.

For the year ended December 31, 2020, net income before non-cash items was $27.2 million. Excluded in this amount is depreciation and amortization of $47.0 million, deferred income taxes of $29.3 million and other non-cash items of $4.0 million. Additionally, the change in net operating assets was ($0.5) million in 2020.

For the year ended December 31, 2019, net income before non-cash items was $20.5 million. Excluded in this amount is impairment of intangible assets of $11.4 million depreciation and amortization of $83.5 million, change in the fair value of contingent consideration (including accretion) of $3.1 million, deferred income taxes of ($29.0) million and other non-cash items of $5.6 million. Additionally, the change in net operating assets was ($0.4) million in 2019.

Cash used in investing activities was $4.0 million for the year ended December 31, 2021, as compared to $2.4 million for the year ended December 31, 2020 and $4.4 million for the year ended December 31, 2019. Cash used in investing activities in 2021 was for the purchase of fixed assets and leasehold improvements of $4.0 million. Cash used in investing activities in 2020 was for the purchase of fixed assets and leasehold improvements of $2.4 million. Cash used in investing activities in 2019 was for the purchase of fixed assets and leasehold improvements of $4.2 million and other investment of $0.3 million.

Cash used in financing activities was $31.4 million for the year ended December 31, 2021, as compared to $4.9 million for the year ended December 31, 2020 and $22.0 million for the year ended December 31, 2019. Cash used in financing activities in 2021 was for payment of dividends of $13.9 million, the repayment of debt in the amount of $12.4 million and payment of preferred stock redemption of $5.3 million, offset by proceeds from issuance of stock of $0.3 million. Cash used in financing activities in 2020 was for the repayment of debt in the amount of $132.4 million, payment of deferred financing costs of $8.0 million, payment of preferred stock costs of $7.0 million and payment of dividends of $5.2 million, offset by proceeds from the issuance of convertible preferred stock of $145.5 million, proceeds from long term debt of $2.0 million and proceeds from issuance of stock of $0.3 million. Cash used in financing activities in 2019 was for the settlement of the TRA of $16.0 million and the repayment of debt in the amount of $6.3 million, offset by proceeds from the issuance of stock of $0.2 million.

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

The Amended Credit Agreement provides for a $25.0 million revolving credit facility (the “Amended Revolving Loan”), which matures on June 30, 2024, and a $275.0 million term credit facility (the “Amended Term Loan” and, together with the Amended Revolving Loan, the “Amended Credit Facility”), which matures on December 31, 2024. The Amended Credit Facility includes a $5.0 million swingline commitment and a $10.0 million letter of credit sub-limit. Loans under the Amended Term Loan bear interest at a rate equal to, at the Company’s option, either the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus an Applicable Rate of 6.25% per annum, or the Alternate Base Rate plus an Applicable Rate of 5.25% per annum. Loans under the Amended Revolving Loan bear interest at a rate equal to, at the Company’s option, the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus the Applicable Rate ranging from 6.25% to 6.0% per annum, based on certain ratios. The interest rate for the Amended Credit Agreement for the year ended December 31, 2021 was 7.25%. The Company is also required to pay a commitment fee on the unused portion of the Amended Revolving Loan at a rate ranging from 0.5% to 0.375%, based on certain ratios. The Company is required to make mandatory prepayments of outstanding indebtedness under the Amended Credit Agreement under certain circumstances.

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

At December 31, 2021, there was $262.5 million outstanding under the Amended Term Loan and no balance outstanding under the Amended Revolving Loan. At December 31, 2021, the Company evaluated the amount recorded under the Amended Term Loan and determined that the fair value was approximately $264.1 million. The fair value of the debt is based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.

Certain restrictive covenants are contained in the Amended Credit Agreement, and the Company was in compliance with these covenants as of December 31, 2021.

AgroFresh Fruit Protection Debt

On March 23, 2020, AgroFresh Fruit Protection entered into a €1.0 million loan agreement with Banco Santander, S.A., which provides funding through March 2023 at a 1.5% interest rate. In May 2020, AgroFresh Fruit Protection entered into a €0.3 million loan agreement with BBVA, which provides funding through May 2025 at a 2.2% interest rate. In July 2020, AgroFresh Fruit Protection entered into a €0.6 million loan agreement with Banco Santander, S.A., which provides funding through July 2025 at a 2.5% interest rate.

Preferred Stock Financing

On June 13, 2020, the Company entered into an Investment Agreement (the “Investment Agreement”) with PSP, an affiliate of Paine Schwartz Partners, LLC, pursuant to which, subject to certain closing conditions, PSP agreed to purchase in a private placement an aggregate of $150,000,000 of convertible preferred equity of the Company. The transaction closed on July 27, 2020, and a total of 150,000 shares of the Company’s newly-designated Series B-1 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-1 Preferred Stock”) were purchased in such transaction (the “Private Placement”). On September 22, 2020, following the approval of the transactions contemplated by the Investment Agreement by the necessary regulatory body, the Company issued to PSP, for no additional consideration, a total of 150,000 shares of the Company’s newly-designated Series B-2 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-2 Preferred Stock”). On September 25, 2020 (the "Exchange Date"), PSP elected to exchange the shares of the Company’s Series B-1 Convertible Preferred Stock and Series B-2 Preferred Stock held by it for a total of 150,000 shares of the Company’s newly-designated

Series B Preferred Stock. Accordingly, effective as of the Exchange Date, the Company issued 150,000 shares of Series B Preferred Stock, par value $0.0001 per share, to PSP and all of the shares of Series B-1 Preferred Stock and Series B-2 Preferred Stock held by PSP were cancelled. No shares of Series B-1 Preferred Stock or Series B-2 Preferred Stock are outstanding as of December 31, 2021.

The Series B Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series B Preferred Stock has a liquidation preference of $1,000 per share (the “Stated Value”). Holders of the Series B Preferred Stock are entitled to a cumulative dividend at a rate of 16% per annum, of which 50% was payable in cash and 50% was payable in kind until the first anniversary of the Closing Date, after which 50% is payable in cash, 37.5% is payable in kind, and the remaining 12.5% is payable in cash or in kind, at the Company’s option, subject in each case to adjustment under certain circumstances. Dividends on the Series B Preferred Stock are cumulative and payable quarterly in arrears. All dividends that are paid in kind will accrete to, and increase, the Stated Value. The applicable dividend rate is subject to increase by 2% per annum during any period that the Company is in breach of certain provisions of the applicable Certificate of Designation of the Preferred Stock. The Series B Preferred Stock has been classified as temporary equity as it may be contingently redeemable in the event of a change of control, which is outside of the Company's control.

Associated with the Series B Preferred Stock, the Company paid dividends of $11.0 million in kind and $13.9 million in cash during the year ended December 31, 2021. The Company paid dividends of $5.2 million in kind and $5.2 million in cash during the year ended December 31, 2020. As of December 31, 2021 and 2020, the Company had no accrued dividends.

The Series B Preferred Stock is convertible into Common Stock at the election of the holder at any time at an initial conversion price of 5.00 (“Conversion Price”). The Conversion Price is subject to customary adjustments, including for stock splits and other reorganizations affecting the Common Stock and pursuant to certain anti-dilution provisions for below market issuances. As of December 31, 2021 and December 31, 2020, the maximum number of shares of common stock that could be issued upon conversion of the outstanding shares of Series B Preferred Stock was 32.2 million and 31.0 million shares, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of AgroFresh Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AgroFresh Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill and Indefinite-Lived Intangible Assets — Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

The Company’s goodwill and indefinite-lived trade names are not amortized but tested annually for impairment, and more frequently if events and circumstances indicate that the assets might be impaired. The Company conducts annual impairment tests its goodwill and indefinite-lived trade names on the last day of each fiscal year or whenever an indicator of impairment exists.

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of its reporting unit to its carrying value. The Company calculates the fair value of its reporting unit considering two valuation approaches: (1) the income approach and (2) the market approach. The income approach requires management to make significant estimates and assumptions related to the future cash flows of the reporting unit and the discount rate commensurate with the risks involved in the asset. The market approach requires management to estimate fair value using comparable marketplace fair value data from within a comparable industry group. Changes in assumptions of future cash flows and the selection of the discount rate or the comparable marketplace fair value data from within a comparable industry group could have a significant impact on the valuation of the Company’s reporting unit and the amount of a goodwill impairment charge, if any.

As a result of the Company’s operating segment realignment, the composition of its reporting units for the evaluation of goodwill impairment was changed. Prior to the change in its reporting unit, the Company tested goodwill for impairment at the previous reporting unit, which did not result in any impairment charge. Based upon the change in reporting unit, the Company completed its annual evaluation of goodwill impairment and fully impaired its goodwill balance of $6.4 million during the year ended December 31, 2021.

The Company’s evaluation of its indefinite-lived trade names for impairment involves the comparison of the fair value to the related asset’s carrying value. In determining the fair value of its indefinite-lived trade names, the Company applies the relief from royalty methodology, where fair value is measured by estimating future revenue associated with the trade names over their useful lives and applying royalty rates to the revenue estimates. Changes in assumptions of future revenues and the selection of the royalty rates could have a significant impact on the valuation of the Company’s trade names and the amount of an impairment charge, if any.

The Company has two indefinite-lived trade name assets, AgroFresh and SmartFresh, totaling $23.4 million, which passed the impairment test as of December 31, 2021 by 20% and 31%, respectively.

Given the significant judgments made by management to estimate the fair value of its reporting unit and its trade names, performing audit procedures to evaluate the reasonableness of management’s assumptions of future revenues and cash flows, the selection of the discount rate, comparable marketplace fair value data from within a comparable industry group and the selection of the royalty rates, requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

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

•We evaluated the reasonableness of management’s forecast for cash flows for its reporting unit and revenues for each of the indefinite-lived trade names, by comparing each forecast to:

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
March 9, 2022

We have served as the Company's auditor since 2014.

AgroFresh Solutions, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands)	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$61,930	$50,030
Accounts receivable, net of allowance for doubtful accounts of $2,143 and $2,061, respectively	53,538	63,204
Inventories	19,780	24,579
Other current assets	19,878	17,219
Total Current Assets	155,126	155,032
Property and equipment, net	11,986	12,432
Goodwill	—	6,925
Intangible assets, net	546,652	589,201
Deferred income tax assets	7,392	9,699
Other assets	11,406	12,494
TOTAL ASSETS	$732,562	$785,783

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,969	$19,634
Current portion of long-term debt	3,362	3,378
Income taxes payable	2,382	3,471
Accrued expenses and other current liabilities	26,994	25,976
Total Current Liabilities	49,707	52,459
Long-term debt	254,194	264,491
Other non-current liabilities	6,256	6,432
Deferred income tax liabilities	34,833	37,834
Total Liabilities	344,990	361,216

Commitments and Contingencies (see Note 20)
Temporary Equity:
Series B convertible preferred stock, par value $0.0001; 150 shares authorized and designated and 145 outstanding at December 31, 2021 and 150 shares authorized, designated and outstanding at December 31, 2020	149,386	143,728
Redeemable non-controlling interest	7,787	8,446
Stockholders’ Equity:
Common stock, par value $0.0001; 400,000 shares authorized, 53,080 and 53,092 shares issued and 52,418 and 52,431 outstanding at December 31, 2021 and December 31, 2020, respectively	5	5
Preferred stock, par value $0.0001; 0.001 share authorized and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Treasury stock, par value $0.0001; 661 shares at December 31, 2021 and December 31, 2020, respectively	(3,885)	(3,885)
Additional paid-in capital	529,303	552,776
Accumulated deficit	(248,660)	(244,836)
Accumulated other comprehensive loss	(46,364)	(31,667)
Total Stockholders' Equity	230,399	272,393
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$732,562	$785,783

See accompanying notes to consolidated financial statements.
AgroFresh Solutions, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2021	2020	2019
Net sales	$165,989	$157,643	$170,065
Cost of sales (excluding amortization, shown separately below)	48,956	42,217	45,049
Gross profit	117,033	115,426	125,016
Research and development expenses	12,931	12,357	14,112
Selling, general and administrative expenses	52,609	53,860	59,446
Amortization of intangibles	42,985	43,731	81,119
Impairment of goodwill	6,380	—	—
Impairment of assets	—	—	11,424
Change in fair value of contingent consideration	—	—	(330)
Grant income	—	(2,974)	—
Operating income (loss)	2,128	8,452	(40,755)
Other income	14,046	1,491	13
Debt modification and extinguishment expenses	—	(5,028)	—
Gain (loss) on foreign currency exchange	2,096	(2,836)	(4,127)
Interest expense, net	(21,774)	(23,669)	(33,784)
Loss before income taxes	(3,504)	(21,590)	(78,653)
Income tax expense (benefit)	2,578	31,376	(24,500)
Net loss before non-controlling interest	(6,082)	(52,966)	(54,153)
Less: Net (loss) income attributable to redeemable non-controlling interest	(659)	745	(562)
Net loss attributable to AgroFresh Solutions, Inc.	(5,423)	(53,711)	(53,591)
Less: Dividends on convertible preferred stock	24,921	10,488	—
Net loss attributable to AgroFresh Solutions, Inc. common stockholders	($30,344)	($64,199)	($53,591)

Net loss per share:
Basic	($0.59)	($1.26)	($1.07)
Diluted	($0.59)	($1.26)	($1.07)
Weighted average shares outstanding:
Basic	51,410	50,770	50,124
Diluted	51,410	50,770	50,124

See accompanying notes to consolidated financial statements.

AgroFresh Solutions, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net loss	($6,082)	($52,966)	($54,153)
Other comprehensive (loss) income
Foreign currency translation adjustments	(14,879)	1,512	(1,185)
(Gain) loss on hedging activity, net of tax of $—, $(21) and $20, respectively	—	(74)	74
Recognition of gain on hedging activity reclassified to net (loss) income, net of tax $—, ($456) and ($314), respectively	—	(1,802)	(1,112)
Pension and other postretirement benefit plans adjustment, net of tax of $98, ($129) and $—, respectively	182	(243)	—
Comprehensive loss, net of tax	($20,779)	$(53,573)	($56,376)

See accompanying notes to consolidated financial statements.

AgroFresh Solutions, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2018	—	$—	51,072	$5	($3,885)	$535,819	($138,789)	($28,837)	$364,313
Stock-based compensation	—	—	—	—	—	2,934	—	—	2,934
Issuance of stock, net of forfeitures	—	—	599	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	169	—	—	241	—	—	241
Settlement of Dow liabilities	—	—	—	—	—	22,012	—	—	22,012
Adjustment of NCI to redemption value	—	—	—	—	—	(116)	116	—	—
Net loss attributable to AgroFresh Solutions, Inc.	—	—	—	—	—	—	(53,591)	—	(53,591)
Comprehensive loss	—	—	—	—	—	—	—	(2,223)	(2,223)
Balance at December 31, 2019	—	—	51,840	5	(3,885)	560,890	(192,264)	(31,060)	333,686
Stock-based compensation	—	—	—	—	—	3,440	—	—	3,440
Issuance of stock, net of forfeitures	—	—	1,156	—	—	—	—	—	—
Shares withheld for taxes	—	—	(48)	—	—	(243)	—	—	(243)
Issuance of common stock under employee stock purchase plan	—	—	145	—	—	316	—	—	316
Convertible preferred dividend	—	—	—	—	—	(10,488)	—	—	(10,488)
Adjustment of NCI to redemption value	—	—	—	—	—	(1,139)	1,139	—	—
Net loss attributable to AgroFresh Solutions, Inc.	—	—	—	—	—	—	(53,711)	—	(53,711)
Comprehensive loss	—	—	—	—	—	—	—	(607)	(607)
Balance at December 31, 2020	—	—	53,092	5	(3,885)	552,776	(244,836)	(31,667)	272,393
Stock-based compensation	—	—	—	—	—	3,067	—	—	3,067
Issuance of stock, net of forfeitures	—	—	(36)	—	—	—	—	—	—
Shares withheld for taxes	—	—	(131)	—	—	(288)	—	—	(288)
Issuance of common stock under employee stock purchase plan	—	—	154	—	—	268	—	—	268
Convertible preferred dividends	—	—	—	—	—	(24,921)	—	—	(24,921)
Adjustment of NCI to redemption value	—	—	—	—	—	(1,599)	1,599	—	—
Net loss attributable to AgroFresh Solutions, Inc.	—	—	—	—	—	—	(5,423)	—	(5,423)
Comprehensive loss	—	—	—	—	—	—	—	(14,697)	(14,697)
Balance at December 31, 2021	—	$—	53,080	$5	($3,885)	$529,303	($248,660)	($46,364)	$230,399

See accompanying notes to consolidated financial statements.

AgroFresh Solutions, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2021	2020	2019
Cash flows from operating activities:
Net loss	($6,082)	($52,966)	($54,153)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,745	46,970	83,456
Stock based compensation for equity classified awards	3,067	3,440	2,934
Amortization of deferred financing cost	2,285	2,875	2,600
Provision for bad debts	215	(237)	63
Interest income on interest rate swap	—	(2,258)	—
Accretion of contingent consideration	—	—	3,459
Change in fair value of contingent consideration	—	—	(330)
Deferred income taxes	(1,527)	29,251	(28,988)
Impairment of assets	—	—	11,424
Goodwill impairment	6,380	—	—
Gain on sales of property	56	162	4
Changes in operating assets and liabilities:
Accounts receivable	3,529	4,989	(321)
Inventories	3,286	(1,745)	(388)
Prepaid expenses and other current assets	(5,252)	(6,173)	2,087
Accounts payable	(1,368)	4,168	6,499
Accrued expenses and other liabilities	2,887	878	(9,239)
Income taxes payable	(1,549)	(1,242)	1,615
Other assets and liabilities	330	(1,397)	(663)
Net cash provided by operating activities	52,002	26,715	20,059
Cash flows from investing activities:
Cash paid for property and equipment	(4,023)	(2,395)	(4,176)
Other investments	—	—	(250)
Net cash used in investing activities	(4,023)	(2,395)	(4,426)
Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock	—	145,490	—
Payment of issuance costs for convertible preferred stock	—	(7,006)	—
Payment of dividends	(13,933)	(5,244)	—
Proceeds from long term debt	—	2,042	—
Payment of deferred financing costs	—	(8,034)	—
Payment for redemption of convertible preferred stock	(5,330)	—	—
Repayment of long term debt	(12,390)	(132,423)	(6,285)
Borrowings under revolving credit facility	—	—	4,000
Repayments of revolving credit facility	—	—	(4,000)
Settlement payment under Tax Receivables Agreement	—	—	(16,003)
Proceeds from issuance of stock under employee stock purchase plan	268	316	241
Net cash used in financing activities	(31,385)	(4,859)	(22,047)
Effect of exchange rate changes on cash and cash equivalents	(4,694)	752	1,379
Net increase (decrease) in cash and cash equivalents	11,900	20,213	(5,035)
Cash and cash equivalents, beginning of period	50,030	29,817	34,852
Cash and cash equivalents, end of period	$61,930	$50,030	$29,817

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$19,729	$23,792	$30,144
Income taxes	$5,967	$2,722	$2,642

Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property and equipment	$103	$141	$71
Settlement of Dow liabilities not resulting from a cash payment	$—	$—	$22,012

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$61,930	$50,030	$29,288
Restricted cash within other current assets	—	—	529
Total cash and cash equivalents and restricted cash	$61,930	$50,030	$29,817

See accompanying notes to consolidated financial statements.

AgroFresh Solutions, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

AgroFresh Solutions, Inc. (the “Company”) is an agriculture technology innovator and global leader with a mission to prevent food loss and waste and conserve the planet’s resources by providing a range of science-based solutions, data-driven digital technologies and high-touch customer services. AgroFresh supports growers, packers and retailers with solutions across the food supply chain to enhance the quality and extend the shelf life of fresh produce. The Company has 40 years of post-harvest experience across a broad range of crops, including revolutionizing the apple industry with the SmartFresh™ Quality System more than 20 years ago. The AgroFresh platform is powered by our comprehensive portfolio that includes plant-based coatings, equipment and proprietary solutions that help improve the freshness supply chain from harvest to the home.

The Company has an extensive portfolio of solutions to extend freshness across the produce supply chain from near-harvest up to the point-of sale. These include HarvistaTM for near-harvest optimization and the SmartFreshTM Quality System, the Company's flagship post-harvest freshness solutions. Additional post-harvest freshness solutions include fungicides that can be applied to meet various customer operational requirements in both foggable (ActiMist™) and liquid (ActiSeal™) delivery options. The Company has a controlling interest in AgroFresh Fruit Protection S.A. ("AgroFresh Fruit Protection") (formerly Tecnidex Fruit Protection, S.A.), a leading regional provider of post-harvest fungicides, disinfectants, coatings and packinghouse equipment for the citrus market. Beyond apples and pears, SmartFresh technology can provide ready-to-eat freshness for other fruits and vegetables including avocados, bananas, melons, tomatoes, broccoli and mangos. The Company has key products approved in approximately 50 countries, and supports customers by protecting approximately 25,000 storage rooms globally.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that such estimates have been based on reasonable and supportable assumptions and the resulting estimates are reasonable for use in the preparation of the consolidated financial statements. Actual results could differ from these estimates. The Company’s significant estimates include impairment of goodwill and identifiable intangible assets, stock-based compensation, contingent liabilities and income tax valuation allowances.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Adoption of Highly Inflationary Accounting in Argentina

GAAP requires the use of highly inflationary accounting for countries whose cumulative three-year inflation rate exceeds 100%. The Company closely monitors the inflation data and currency volatility in Argentina, where there are multiple data sources for measuring and reporting inflation. In the second quarter of 2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation rate in that country exceeded 100% as of June 30, 2018. As a result, the Company elected to adopt highly inflationary accounting as of July 1, 2018 for its subsidiary in Argentina. Under highly inflationary accounting, the functional currency of the Company's subsidiary in Argentina became the U.S. dollar, and its income statement and balance sheet will be measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on Argentine peso-denominated monetary assets and liabilities are reflected in earnings. As of December 31, 2021, the Company’s subsidiary in Argentina had net assets of ($9.8) million. Net sales attributable to Argentina were approximately 3.2% and 3.9% of the Company’s consolidated net sales for the years ended December 31, 2021 and 2020, respectively.

Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standards Codification ("ASC") 606, which requires revenue recognized to represent the transfer of promised goods or services to customers at an amount that reflects the consideration which is expected to be received in exchange for those goods or services.

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

Performance obligations related to product application are typically satisfied at a point in time when the customer obtains control upon application. Performance obligations related to post-application services are satisfied over time and revenue is recognized using the output method, as control of the service transfers to the customer over time during and after storage of the produce. The Company believes that this method provides a faithful depiction of the transfer of value over the term of the performance obligation because the level of effort in providing these services is consistent during the service period. Performance obligations related to AgroFresh Fruit Protection sales-type leases are satisfied at the point in time that equipment is installed at the customer site.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographic region, product and timing of transfer of goods and services. The Company determined that disaggregating revenue into these categories achieves the disclosure objective of depicting how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenues for the year ended December 31, 2021

(in thousands)
Region	North America	EMEA	Latin America	Asia Pacific	Total Revenue
Product
1-MCP based	$29,966	$63,874	$25,860	$17,195	$136,895
Fungicides, disinfectants and coatings	2,084	17,403	6,720	—	26,207
Other*	585	1,052	1,030	220	2,887
Total	$32,635	$82,329	$33,610	$17,415	$165,989

Pattern of Revenue Recognition
Products transferred at a point in time	$32,147	$81,297	$33,022	$17,225	$163,691
Services transferred over time	488	1,032	588	190	2,298
Total	$32,635	$82,329	$33,610	$17,415	$165,989

Revenues for the year ended December 31, 2020

(in thousands)
Region	North America	EMEA	Latin America	Asia Pacific	Total Revenue
Product
1-MCP based	$31,658	$61,902	$23,710	$15,453	$132,723
Fungicides, disinfectants and coatings	1,066	16,442	4,082	—	21,590
Other*	1,035	1,069	939	287	3,330
Total	$33,759	$79,413	$28,731	$15,740	$157,643

Pattern of Revenue Recognition
Products transferred at a point in time	$32,771	$78,389	$28,162	$15,457	$154,779
Services transferred over time	988	1,024	569	283	2,864
Total	$33,759	$79,413	$28,731	$15,740	$157,643
*Other includes FreshCloud, technical services and sales-type leases related to AgroFresh Fruit Protection.

Contract Assets and Liabilities

ASC 606 requires an entity to present a revenue contract as a contract asset when the entity performs its obligations under the contract by transferring goods or services to a customer before the customer pays consideration or before payment is due. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The following table presents changes in the Company’s contract assets and liabilities during the twelve months ended December 31, 2021:

(in thousands)	Balance at December 31, 2020	Additions	Deductions	Balance at December 31, 2021
Contract assets:
Unbilled revenue	$1,484	17,617	(18,306)	$795
Contract liabilities:
Deferred revenue	$1,474	4,123	(4,962)	$635

The following table presents changes in the Company’s contract assets and liabilities during the twelve months ended Balance at December 31, 2020:

(in thousands)	Balance at December 31, 2019	Additions	Deductions	Balance at December 31, 2020
Contract assets:
Unbilled revenue	$1,666	13,624	(13,806)	$1,484
Contract liabilities:
Deferred revenue	$1,175	5,348	(5,049)	$1,474

The Company recognizes contract assets in the form of unbilled revenue in instances where services are performed by the Company but not billed by period end. The Company recognizes contract liabilities in the form of deferred revenue in instances where a customer pays in advance for future services to be performed by the Company. The Company generally receives payments from its customers based on standard terms and conditions. No significant changes or impairment losses occurred to contract balances during the year ended December 31, 2021. Amounts reclassified from unbilled revenue to accounts receivable for the year ended December 31, 2021 were $18.3 million. Amounts reclassified from deferred revenue to revenue were $5.0 million for the year ended December 31, 2021.

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

Inventories

Inventories, consisting primarily of chemical products and packaging materials, are valued at the lower of cost (under the first-in, first-out method) or net realizable value. Raw materials are valued using the first-in, first-out method.

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

Leases

The Company determines whether a contract contains a lease at contract inception. A contract contains a lease if there is an identified asset and the Company has the right to control the asset. Operating lease right-of-use (“ROU”) assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses the incremental borrowing rate in determining the present value of lease payments. Leases with a term of 12 months or less at the commencement date are not recognized on the balance sheet and are expensed as incurred. In the consolidated statements of operations, lease expense for operating lease payments is recognized on a straight-line basis over the lease term. See Note 11 - Leases for additional information.

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

Goodwill and Indefinite-lived Intangible Assets

The Company’s goodwill and indefinite-lived trade names are not amortized, but tested annually for impairment, and more frequently, if events and circumstances indicate that the asset might be impaired. The Company conducts annual impairment tests on its goodwill and indefinite lived trade names on the last day of each fiscal year or whenever an indicator of impairment exists.

As part of the Company’s goodwill impairment analysis, the fair value of its reporting unit is determined considering two valuation approaches: (1) the income approach and (2) the market approach. The income approach requires management to make significant estimates and assumptions related to the future cash flows of the reporting unit and the discount rate commensurate with the risks involved in the asset. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. If the fair value of the reporting unit exceeds its carrying value, we do not consider the goodwill impaired. If the carrying value is higher than the fair value, we recognize the difference as an impairment loss. As a result of the operating segment realignment discussed in Note 19 - Segment and Geographical Information, the Company completed its annual evaluation of goodwill impairment and fully impaired its goodwill balance of $6.4 million during the year ended December 31, 2021.

The Company’s indefinite-lived intangible assets other than goodwill, which primarily relate to AgroFresh and SmartFresh trade names, are not amortized, but are tested at least annually for impairment using a quantitative or qualitative impairment analysis, and more frequently if events and circumstances indicate that the asset might be impaired. The quantitative impairment analysis compares the fair value of each indefinite-lived intangible asset, based on future revenues using a relief-from-royalty methodology with the carrying value of the asset. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to the difference between the estimated fair value of the indefinite-lived intangible asset and its carrying amount. During the year ended December 31, 2021, the Company did not have any impairment charges.

Finite-Lived Intangible Assets

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

Private Placement Warrants

Simultaneous with the Public Offering, the Company issued 5,950,000 warrants, and upon the underwriters’ partial exercise of their over-allotment option on March 13, 2014, the Company issued an additional 210,000 warrants (collectively, the “Private Placement Warrants”). On December 17, 2015, the Company amended the Warrant Purchase Agreement resulting in a reclassification of the Private Placement Warrants into Stockholders' Equity as of December 31, 2015. All warrants expired on July 31, 2020.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, "Income Taxes" and also improve consistent application by clarifying and amending existing guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted the new guidance on January 1, 2021. The adoption of the new guidance did not have a material impact on the financial statements of the Company.

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

3.    Related Party Transactions

On June 13, 2020, in connection with the execution of the Investment Agreement (as defined in Note 15- Series B Convertible Preferred Stock and Stockholders’ Equity), the Company, PSP AGFS Holdings, L.P. (“PSP”) and Rohm and Haas Company ("R&H") entered into a side agreement, pursuant to which the parties agreed that if PSP or its affiliates has the right to designate at least 50% of the total directors on the Company’s board of directors pursuant to the Investment Agreement, so long as R&H or its affiliates beneficially owns at least 20% of the Company’s outstanding common stock (on a fully diluted, “as converted” basis), the Company and the board of directors will increase the size of the board of directors by one member and the board will elect a designee selected by R&H to fill the newly-created vacancy. Such right is in addition to any right that R&H has to appoint a member of the board pursuant to its ownership of the Company’s Series A preferred stock (see Note 15- Series B Convertible Preferred Stock and Stockholders’ Equity).

During 2016, the Company made a minority investment in RipeLocker, LLC ("RipeLocker"), a company led by George Lobisser who was a director of AgroFresh. In February 2019, the Company made a further minority investment in RipeLocker. For the years ended December 31, 2021 and December 31, 2020, there were no material amounts paid or owed to RipeLocker or Mr. Lobisser. Mr. Lobisser resigned as a director of the Company on February 18, 2021.

The Company is a party to an ongoing transition services agreement with Dow, a related party. In connection with the transition services agreement, the Company paid Dow a $5.0 million set-up fee which was amortized over the period during which the services were expected to be provided.

The Company incurred expenses for such services for the year ended December 31, 2021, December 31, 2020 and December 31, 2019 of $0.0 million, $0.04 million and $0.1 million, respectively.

4.    Inventories

Inventories at December 31, 2021 and December 31, 2020, consisted of the following:

	December 31,
(in thousands)	2021	2020
Raw material	$2,726	$3,100
Work-in-process	3,746	7,079
Finished goods	12,520	13,288
Supplies	788	1,112
Total inventories	$19,780	$24,579

5.    Other Current Assets

The Company’s other current assets at December 31, 2021 and December 31, 2020 consisted of the following:

	December 31,
(in thousands)	2021	2020
VAT receivable	$10,220	$9,348
Prepaid income tax asset	6,256	4,716
Other	3,402	3,155
Total other current assets	$19,878	$17,219

6.    Property and Equipment

Property and equipment at December 31, 2021 and December 31, 2020 consisted of the following:

				December 31,
(in thousands, except for useful life data)	Useful life (years)			2021	2020
Buildings and leasehold improvements	7	-	20	$6,967	$6,416
Machinery & equipment	1	-	12	13,158	11,981
Furniture	1	-	12	2,927	3,031
Construction in progress				1,780	1,146
				24,832	22,574
Less: accumulated depreciation				(12,846)	(10,142)
Total property and equipment, net				$11,986	$12,432

Depreciation expense for the year ended December 31, 2021, 2020 and 2019 was $2.8 million, $3.2 million and $2.2 million, respectively. Depreciation expense is recorded in cost of sales, selling, general and administrative expense and research and development expense in the consolidated statements of operations.

7.    Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the year ended December 31, 2021 and December 31, 2020 are as follows:

(in thousands)	Amount
Balance as of December 31, 2019	$6,323
Foreign currency translation	602
Balance as of December 31, 2020	6,925
Foreign currency translation	(545)
Impairment of goodwill	(6,380)
Balance as of December 31, 2021	$—

As a result of the operating segment realignment discussed in Note 19 - Segment and Geographical Information, the composition of the Company's reporting units for the evaluation of goodwill impairment has changed. Historically, the Company's reporting units were identified at the operating segment level, which consisted of AgroFresh Core and AgroFresh Fruit Protection (formerly Tecnidex) and all of the Company's goodwill was assigned to the AgroFresh Fruit Protection reporting unit. Effective December 31, 2021, the Company concluded that it has one operating segment and one reporting unit, which resulted in the reassignment of its goodwill to its stand-alone reporting unit. Prior to the change, the Company tested goodwill for impairment at the previous reporting unit, which did not result in any impairment charge. Based upon the Company's impairment assessment at the new reporting unit (consolidated AgroFresh), we determined the carrying amount of the consolidated entity exceeded its fair value. As a result, the Company recorded $6.4 million in goodwill impairment charges during the year ended December 31, 2021.

The Company’s other intangible assets at December 31, 2021 and December 31, 2020 consisted of the following:

	December 31
	2021			2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Developed technology	$798,669	($293,920)	$504,749	$798,260	($254,629)	$543,631
Customer relationships	19,778	(6,948)	12,830	19,072	(4,042)	15,030
Software	10,992	(10,235)	757	10,865	(9,693)	1,172
Trade name	3,635	(727)	2,908	—	—	—
Other	100	(92)	8	100	(75)	25
Total intangible assets with finite lives	833,174	(311,922)	521,252	828,297	(268,439)	559,858
Intangible assets with indefinite lives:
Trade name	23,400	—	23,400	27,343	—	27,343
Service provider network	2,000	—	2,000	2,000	—	2,000
Total intangible assets with indefinite lives	25,400	—	25,400	29,343	—	29,343
Total intangible assets	$858,574	($311,922)	$546,652	$857,640	($268,439)	$589,201

During 2021, the Company reclassified $3.6 million of trade name to finite-lived intangibles as the Company began marketing Tecnidex branded products under the AgroFresh trade name. The Tecnidex trade name is still held as a defensive asset and is being amortized over its estimated useful life of 2.5 years, resulting in $0.7 million of amortization expense recognized for the year ended December 31, 2021.

At December 31, 2021, the weighted-average amortization periods remaining for developed technology, customer relationships, software, trade name and other was 13.4, 11.3, 2.1, 2.1 and 0.5 years, respectively. At December 31, 2021, the weighted-average amortization periods remaining for these finite-lived intangible assets was 13.3 years.

Amortization expense for intangible assets was $43.0 million, $43.7 million and $81.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Estimated annual amortization expense for finite-lived intangible assets subsequent to December 31, 2021 is as follows:

(in thousands)	Amount
2022	$42,561
2023	42,450
2024	40,829
2025	40,685
2026	40,441
Thereafter	314,286
Total	$521,252

8.     Other Assets

The Company’s other assets at December 31, 2021 and December 31, 2020 consisted of the following:

	December 31,
(in thousands)	2021	2020
Right-of-use asset	$6,258	$6,184
Long term sales-type lease receivable	2,860	2,821
Other long term assets	2,288	3,489
Total other assets	$11,406	$12,494

Other long-term receivable of $0.8 million was deemed uncollectible and was written off to other expense during the year ended December 31, 2021.

9.    Accrued and Other Current Liabilities

The Company’s accrued and other current liabilities at December 31, 2021 and December 31, 2020 consisted of the following:

	December 31,
(in thousands)	2021	2020
Accrued compensation and benefits	$8,227	$7,778
Accrued rebates payable	756	390
Insurance premium financing payable	—	695
Severance	1,259	598
Deferred revenue	635	1,474
Accrued taxes	8,267	6,649
Accrued interest	72	83
Lease liability	1,624	1,708
Other	6,154	6,601
Total accrued and other current liabilities	$26,994	$25,976

Other current liabilities include primarily professional services and research and development accruals.

10.    Debt

The Company’s debt, net of unamortized deferred issuance costs, at December 31, 2021 and December 31, 2020 consisted of the following:

	December 31,
(in thousands)	2021	2020
Total term loan outstanding	$262,501	$274,313
Unamortized deferred issuance costs	(6,434)	(8,588)
AgroFresh Fruit Protection loan outstanding	1,489	2,144
Less: Amounts due within one year	3,362	3,378
Total long-term debt due after one year	$254,194	$264,491

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

The Amended Credit Agreement provides for a $25.0 million revolving credit facility (the “Amended Revolving Loan”), which matures on June 30, 2024, and a $275.0 million term credit facility (the “Amended Term Loan” and, together with the Amended Revolving Loan, the “Amended Credit Facility”), which matures on December 31, 2024. The Amended Credit Facility includes a $5.0 million swingline commitment and a $10.0 million letter of credit sub-limit. Loans under the Amended Term Loan bear interest at a rate equal to, at the Company’s option, either the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus an Applicable Rate of 6.25% per annum, or the Alternate Base Rate plus an Applicable Rate of 5.25% per annum. Loans under the Amended Revolving Loan bear interest at a rate equal to, at the Company’s option, the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus the Applicable Rate ranging from 6.25% to 6.0% per annum, based on certain ratios. The interest rate was 7.25% for the year ended December 31, 2021. The Company is also required to pay a commitment fee on the unused portion of the Amended Revolving Loan at a rate ranging from 0.5% to 0.375%, based on certain ratios. The Company is required to make mandatory prepayments of outstanding indebtedness under the Amended Credit Agreement under certain circumstances.

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

The Refinancing was deemed a partial extinguishment of the Term Loan (as defined below) under ASC 470-50, “Debt – Modifications and Extinguishments” (Topic No. 470), whereby $107.1 million of the $403.8 million outstanding at the time of the Refinancing was deemed an extinguishment and $296.7 million was deemed a modification of debt. As such, unamortized deferred issuance costs related to the extinguishment of $0.7 million were written off in debt modification and extinguishment expenses and the remaining $1.9 million was deferred and amortized over the term of the Amended Term Loan.

In connection with the Amended Term Loan, expenses incurred related to existing lenders of $4.4 million were recognized in debt modification and extinguishment expenses. Expenses to new lenders of $1.1 million were deferred and amortized over the term of the Amended Term Loan along with $6.4 million of lender fees and issue discounts.

In total, the Company deferred debt issuance costs of $7.5 million related to the Amended Term Loan, $1.9 million related to the modification of the Term Loan and $0.5 million related to the Amended Revolving Loan. The debt issuance costs associated with the Amended Term Loan were capitalized against the principal balance of the debt, and the Amended Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense using the effective interest method for the duration of each respective debt facility. The interest expense related to the amortization of the Amended Credit Facility debt issuance costs during the year ended December 31, 2021 and December 31, 2020 was $2.2 million and $0.8 million, respectively. As of December 31, 2021 there were $6.4 million of unamortized deferred issuance costs.

At December 31, 2021, there was $262.5 million outstanding under the Amended Term Loan and no balance outstanding under the Amended Revolving Loan. At December 31, 2021, the Company evaluated the amount recorded under the Amended Term Loan and determined that the fair value was approximately $264.1 million. The fair value of the debt is based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.

Certain restrictive covenants are contained in the Amended Credit Agreement, and the Company was in compliance with these covenants as of December 31, 2021.

Prior Credit Facility

On July 31, 2015, AgroFresh Inc. as the borrower and AF Solutions Holdings LLC as the guarantor, entered into a Credit Agreement with Bank of Montreal, as administrative agent (as subsequently amended prior to the Refinancing, the “Prior Credit Facility”). The Prior Credit Facility consisted of a $425.0 million term loan (the “Term Loan”), with an amortization equal to 1.00% per year, and a revolving loan facility (the “Revolving Loan”).

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

As of July 31, 2015, the Company incurred approximately $12.9 million in debt issuance costs related to the Term Loan and $1.3 million in costs related to the Revolving Loan. The debt issuance costs associated with the Term Loan were capitalized against the principal balance of the debt, and the Revolving Loan costs were capitalized in Other Assets. The interest expense related to the amortization of the Term Loan debt issuance costs during the year ended December 31, 2020 was approximately $1.4 million.

AgroFresh Fruit Protection Debt

On March 23, 2020, AgroFresh Fruit Protection entered into a €1.0 million loan agreement with Banco Santander, S.A., which provides funding through March 2023 at a 1.5% interest rate. In May 2020, AgroFresh Fruit Protection entered into a €0.3 million loan agreement with BBVA, which provides funding through May 2025 at a 2.2% interest rate. In July 2020,

AgroFresh Fruit Protection entered into a €0.6 million loan agreement with Banco Santander, S.A., which provides funding through July 2025 at a 2.5% interest rate.

Scheduled principal repayments of the Company's debt subsequent to December 31, 2021 are as follows:

(in thousands)	Amount
2022	$3,362
2023	3,097
2024	257,531
Total	$263,990

Interest Rate Swap

The Company entered into an interest rate swap contract in August 2019 to hedge interest rate risk remaining outstanding with the Prior Credit Facility. During the year ended December 31, 2020, a realized loss of $0.1 million was recognized in connection with this swap. The interest rate swap contract matured on December 31, 2020.

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

The Company used the entire loan proceeds to fund its eligible payroll expenses and mortgage interest, avoiding furlough of office employees. As a result, the Company believed that it had met the PPP eligibility criteria for forgiveness and concluded that the loan represented, in substance, a government grant. As such, in accordance with IAS 20 “Accounting for Government Grants and Disclosure of Government Assistance” the Company recognized the entire loan amount as Grant Income during the year ended December 31, 2020. The full amount of this loan was forgiven during 2021.

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

Lease expense is primarily included in general and administrative expenses in the consolidated statements of operations. Additional information regarding the Company's operating leases is as follows:

	Year ended December 31,
(in thousands)	2021	2020
Operating Lease Cost
Operating leases	$2,163	$3,090
Short-term leases (1)	1,004	218
Total lease expense	$3,167	$3,308
(1) Leases with an initial term of twelve months or less are not recorded on the balance sheet.

Other information on operating leases:

	Year ended December 31,
	2021	2020
Cash payments included in operating cash flows	$3,252	$2,466
Right-of-use assets obtained in exchange for new lease	$2,309	$1,810
Weighted average discount rate	8.2%	8.7%
Weighted average remaining lease term in years	5.4 years	4.6 years

The following table presents the contractual maturities of the Company's lease liabilities as of December 31, 2021:

(in thousands)	Lease Liability
2022	$2,095
2023	1,761
2024	1,081
2025	903
2026 and thereafter	2,258
Total undiscounted lease payments	8,098
Less: present value adjustment	1,684
Operating lease liability	$6,414

12.    Other Noncurrent Liabilities

The Company’s other noncurrent liabilities at December 31, 2021 and December 31, 2020 consisted of the following:

	December 31,
(in thousands)	2021	2020
Lease liability	$4,790	$4,650
Other	1,466	1,782
Total other noncurrent liabilities	$6,256	$6,432

13.    Severance

The Company expensed $2.3 million and $0.9 million of severance expense for the years ended December 31, 2021 and 2020, respectively. These amounts, which do not include stock compensation expense, were recorded in selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2021, the Company had $1.3 million of severance liability, which will be paid out over the next year.

14.    Redeemable non-controlling interest ("NCI")

On November 7, 2017, the Company entered into a definitive agreement to acquire a controlling-interest in AgroFresh Fruit Protection. The transaction was closed on December 1, 2017. At the effective date of the acquisition, the Company acquired 75% of the outstanding capital stock of AgroFresh Fruit Protection. In connection with the acquisition of AgroFresh Fruit Protection, the Company concurrently entered into option agreements ("Option Agreement") with the Seller related to the remaining 25% equity interest. The Option Agreement permits the residual interest to be "put" by the Seller to the Company, or to allow the Company to "call" the residual interest gradually over time as outlined in the agreement. The Seller's ownership of AgroFresh Fruit Protection represents a NCI to the Company, which is classified outside of stockholders' equity as the option of the Seller is redeemable. As of December 31, 2021 the carrying amount of the NCI was recorded at its redemption value of $7.8 million in the consolidated balance sheet. Changes in the redemption value of the NCI are included as an adjustment to Additional paid-in capital on the balance sheet.

The following table summarizes the changes to the Company's Redeemable non-controlling interest.

	Year Ended December 31,
(in thousands)	2021	2020
Beginning balance	($8,446)	($7,701)
Net loss attributable to redeemable non-controlling interest	2,258	394
Adjustment of NCI to redemption value	(1,599)	(1,139)
Ending balance	($7,787)	($8,446)

15.    Series B Convertible Preferred Stock and Stockholders’ Equity

Series B Convertible Preferred Stock

On June 13, 2020, the Company entered into an Investment Agreement (the “Investment Agreement”) with PSP, an affiliate of Paine Schwartz Partners, LLC, pursuant to which, subject to certain closing conditions, PSP agreed to purchase in a private placement an aggregate of $150,000,000 of convertible preferred equity of the Company. The transaction closed on July 27, 2020, and a total of 150,000 shares of the Company’s newly-designated Series B-1 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-1 Preferred Stock”) were purchased in such transaction (the “Private Placement”). On September 22, 2020, following the approval of the transactions contemplated by the Investment Agreement by the necessary regulatory body, the Company issued to PSP, for no additional consideration, a total of 150,000 shares of the Company’s newly-designated Series B-2 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-2 Preferred Stock”). On September 25, 2020 (the "Exchange Date"), PSP elected to exchange the shares of the Company’s Series B-1 Convertible Preferred Stock and Series B-2 Preferred Stock held by it for a total of 150,000 shares of the Company’s newly-designated Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). Accordingly, effective as of the Exchange Date, the Company issued 150,000 shares of Series B Convertible Preferred Stock, par value $0.0001 per share, to PSP and all of the shares of Series B-1 Preferred Stock and Series B-2 Preferred Stock held by PSP were cancelled. No shares of Series B-1 Preferred Stock or Series B-2 Preferred Stock were outstanding as of December 31, 2020.

The Series B Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series B Preferred Stock has a liquidation preference of $1,000 per share (the “Stated Value”). Holders of the Series B Preferred Stock are entitled to a cumulative dividend at a rate of 16% per annum, of which 50% was payable in cash and 50% was payable in kind until the first anniversary of the Closing Date, after which 50% is payable in cash, 37.5% is payable in kind, and the remaining 12.5% is payable in cash or in kind, at the Company’s option, subject in each case to adjustment under certain circumstances. Dividends on the Series B Preferred Stock are cumulative and payable quarterly in arrears. All dividends that are paid in kind will accrete to, and increase, the Stated Value. The applicable dividend rate is subject to increase by 2% per annum during any period that the Company is in breach of certain provisions of the applicable Certificate of Designation of the Preferred Stock. The Series B Preferred Stock has been classified as temporary equity as it may be contingently redeemable in the event of a change of control, which is outside of the Company's control.

Associated with the Series B Preferred Stock, the Company paid dividends of $11.0 million in kind and $13.9 million in cash during the year ended December 31, 2021. The Company paid dividends of $5.2 million in kind and $5.2 million in cash during the year ended December 31, 2020. As of December 31, 2021 and 2020, the Company had no accrued dividends.

The Series B Preferred Stock is convertible into Common Stock at the election of the holder at any time at an initial conversion price of 5.00 (“Conversion Price”). The Conversion Price is subject to customary adjustments, including for stock splits and other reorganizations affecting the Common Stock and pursuant to certain anti-dilution provisions for below market issuances. As of December 31, 2021 and December 31, 2020, the maximum number of shares of common stock that could be issued upon conversion of the outstanding shares of Series B Preferred Stock was 32.2 million and 31.0 million shares, respectively.

The below table outlines the change in Series B Preferred Stock during the years ended December 31, 2021 and 2020.

	Series B-1 Convertible Preferred Stock		Series B-2 Convertible Preferred Stock		Series B Convertible Preferred Stock
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	—	$—	—	$—
Issuance of preferred stock	150	150,000	150	—	—	—
Exchange	(150)	(150,000)	(150)	—	150	150,000
Issuance costs	—	—	—	—	—	(11,516)
In kind dividend	—	—	—	—	—	5,244
Balance at December 31, 2020	—	—	—	—	150	143,728
Redemption of shares	—	—	—	—	(5)	(5,330)
In kind dividend	—	—	—	—	—	10,988
Balance at December 31, 2021	—	$—	—	$—	145	$149,386

In connection with the consummation of the Investment Agreement, the Company and PSP entered into a Registration Rights Agreement (as amended, the “Registration Rights Agreement”), dated as of July 27, 2020. The Registration Rights Agreement provides that the Company will use its commercially reasonable efforts to prepare and file a shelf registration statement with the SEC within 30 days following a written request by PSP, and to use its commercially reasonable efforts to cause such shelf registration statement to be declared effective as promptly as is reasonably practicable after its filing to permit the public resale of registrable securities covered by the Registration Rights Agreement. The registrable securities generally include any shares of the Company’s common stock into which the Series B Preferred Stock is convertible, and any other securities issued or issuable with respect to any such shares of common stock by way of share split, share dividend, distribution, recapitalization, merger, exchange, replacement or similar event or otherwise.

Common Stock

The authorized common stock of the Company consists of 400,000,000 shares with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of December 31, 2021, there were 52,418,329 shares of common stock outstanding.

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

Series A Preferred Stock

The Company has one share of Series A Preferred Stock outstanding, which is owned by R&H. R&H, voting as a separate class, is entitled to appoint one director to the Company’s board of directors for so long as R&H beneficially holds 10% or more of the aggregate amount of the outstanding shares of common stock and non-voting common stock of the Company. The Series A Preferred Stock has no other rights.

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

Accumulated Other Comprehensive Loss

	Year ended December 31,
(in thousands)	2021	2020
Foreign currency translation adjustments	($46,247)	($31,368)
Pension and other postretirement benefit plans	(117)	(299)
Total	($46,364)	($31,667)

16.    Stock Compensation

The Company’s stock-based compensation is in accordance with the amended 2015 Incentive Compensation Plan (the “Plan”), pursuant to which the Compensation Committee of the Company is authorized to grant up to 13,650,000 shares to officers and employees of the Company, in the form of equity-based awards, including time or performance based options and restricted stock. In addition, the Company may grant cash-settled awards, including stock-appreciation rights (SARs) and phantom stock awards. As of December 31, 2021, there were 6,865,213 shares available for grant under the Plan.

In June 2019, the Company's shareholders approved the 2019 Employee Stock Purchase Plan (the "ESPP"), which was effective July 1, 2019. 1,250,000 shares of common stock are reserved for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of common stock at a discount of up to 15% through payroll deductions of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods beginning January 1 and July 1 of each year, and each offering period consists of a six-month purchase period. On each purchase date, eligible employees may purchase the Company's common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. As of December 31, 2021, 468,384 shares had been issued under the ESPP.

Total stock-based compensation recorded by the Company for the year ended December 31, 2021, 2020 and 2019 for both equity and liability-classified awards was $3.2 million, $3.6 million and $2.7 million respectively.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations for the year ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cost of sales	$32	$95	$142
Selling, general and administrative expenses	2,896	3,192	2,384
Research and development expenses	285	311	188
Total	$3,213	$3,598	$2,714
Time-Based Stock Options

During the year ended December 31, 2021, the compensation and talent committee of the Company's Board of Directors (the "Compensation Committee") approved time-based stock options ("Options") to be granted to new officers and certain employees of the Company, which vest ratably over three years. No Options were granted during the year ended December 31, 2020. A summary of the status of the Company’s Options for the years ended December 31, 2021 and 2020 were as follows:

(in thousands)	Number of Share Underlying Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at December 31, 2019	808	$6.44	7.69
Granted	—	—	0.00
Exercised	—	—	0.00
Forfeited or expired	(8)	3.34	9.43
Outstanding at December 31, 2020	800	6.47	6.67
Exercisable at December 31, 2020	573	7.43	6.11
Vested and expected to vest at December 31, 2020	800	6.47	6.67

Outstanding at Outstanding at December 31, 2020	800	6.47	6.67
Granted	1,098	1.52	9.48
Exercised	—	—	0.00
Forfeited or expired	(398)	4.91	5.98
Outstanding at December 31, 2021	1,500	3.62	8.34
Exercisable at December 31, 2021	360	8.56	5.15
Vested and expected to vest at December 31, 2021	1,500	$3.62	8.34

The fair value of each Option was estimated on the date of grant using the Hull-White or Black-Scholes option pricing models with the assumptions described below. For the periods indicated, since the Company has limited historical volatility information available, the expected volatility was based on actual volatility for comparable public companies projected over the expected terms of Options and the actual volatility for the Company since July 1, 2015. The Company records forfeitures as they occur. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the Options. The expected life for the Hull-White model was calculated as the average time to achieve the 2.0x strike exercise price in the simulation. The expected life for the Black-Scholes model was estimated using the simplified method.

	2021
Weighted average grant date fair value	$2.01
Risk-free interest rate	0.9%	—	1.0%
Expected life (years)	5.83
Estimated volatility factor	59.9%	—	78.1%
Expected dividends	None

As of December 31, 2021, the Company had unrecognized compensation costs for Options totaling $1.1 million that is expected to be recognized over an average period of 2.4 years.

Time-Based Stock Appreciation Rights

During the year ended December 31, 2019, the Compensation Committee approved time-based stock appreciation rights ("SARs") to be granted to employees of the Company outside of the United States, which vest ratably over three years. No SARs were granted during the years ended December 31, 2021, and 2020. A summary of the Company’s SARs as of December 31, 2021 and 2020 were as follows:

(in thousands)	Number of Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at December 31, 2019	84	$8.90	6.00
Granted	—	—	0.00
Exercised	—	—	0.00
Forfeited or expired	(36)	10.32	5.42
Outstanding at December 31, 2020	48	12.00	4.69
Exercisable at December 31, 2020	48	12.00	4.69
Vested and expected to vest at December 31, 2020	48	12.00	4.69

Outstanding at December 31, 2020	48	12.00	4.69
Granted	—	—	0.00
Exercised	—	—	0.00
Forfeited or expired	—	—	0.00
Outstanding at December 31, 2021	48	12.00	3.69
Exercisable at December 31, 2021	48	12.00	3.69
Vested and expected to vest at December 31, 2021	48	$12.00	3.69

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

Upon issuance, the fair value of each SAR award was estimated using the Hull-White option pricing model with the assumptions described below. For the periods indicated, since the Company has limited historical volatility information available, the expected volatility was based on actual volatility for comparable public companies projected over the expected terms of SAR awards. The Company records forfeitures as they occur. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR awards. The expected life was calculated as the average time to achieve the 2.0x strike exercise price in the simulation. SARs are liability classified within Accrued expenses and other current liabilities and they are revalued at each reporting date. The assumptions used to value the SARs as of December 31, 2021 and 2020 are presented below:

	2021	2020
Fair value of awards	$0.01	$0.03
Risk-free interest rate	0.3%	0.1%
Expected life (years)	1.8	2.3
Estimated volatility factor	54.5%	54.5%
Expected dividends	None	None

As of December 31, 2021, the Company had no unrecognized compensation costs for SARs.

Restricted Stock

During the year ended December 31, 2021 and 2020, the Compensation Committee approved equity-classified performance-based restricted stock units (RSUs) and time-based restricted stock and RSUs to be granted to officers and employees of the Company, which vest ratably over three years. A summary of the Company’s RSUs and restricted stock as of December 31, 2021 and 2020 were as follows:

(in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested Restricted Stock & RSUs at December 31, 2019	1,016	$4.26
Granted	1,907	1.65
Vested	(232)	5.21
Forfeited or expired	(237)	4.44
Non-vested Restricted Stock & RSUs at December 31, 2020	2,454	2.12

Non-vested Restricted Stock & RSUs at December 31, 2020	2,454	2.12
Granted	2,143	2.07
Vested	(525)	2.69
Forfeited or expired	(1,045)	1.95
Non-vested Restricted Stock and RSUs at December 31, 2021	3,027	$2.05

Unrecognized compensation expense for performance-based restricted stock and time-based restricted stock and RSU is $4.5 million, which is expected to be recognized over a weighted average period of 2.0 years.

Phantom Stock Awards

During the year ended December 31, 2021 and 2020, the Compensation Committee approved phantom stock awards to be awarded to employees and one director of the Company located outside of the United States. Phantom stock awarded to employees vest ratably over three years. Phantom stock awarded to the director vest in one year. These awards will be settled in cash upon vesting and are therefore liability-classified within Accrued expenses and other current liabilities, requiring re-measurement at each balance sheet date. A summary of the Company’s Phantom Stock Awards as of December 31, 2021 and 2020 were as follows:

(in thousands)	Number of Awards	Weighted-Average Grant Date Fair Value
Non-vested phantom stock awards at December 31, 2019	183	$4.30
Granted	247	1.65
Vested	(58)	4.49
Forfeited or expired	(46)	2.42
Non-vested phantom stock awards at December 31, 2020	326	$2.26

Non-vested phantom stock awards at December 31, 2020	326	$2.26
Granted	68	2.03
Vested	(87)	2.80
Forfeited or expired	(41)	2.17
Non-vested phantom stock awards at December 31, 2021	266	$2.04

Unrecognized compensation expense for the unvested time-based phantom shares is $0.3 million, which is expected to be recognized over a weighted average period of 1.4 years.

Director Shares

On January 31, 2014, 20,125 founder shares were transferred to each of three independent directors (“Director Shares”) of the Company, adjusted for the effect of stock dividends in February 2014 (for a total of 60,375 founder shares). On March 13, 2014, the underwriters exercised a portion of the over-allotment option from the Public Offering, resulting in a portion of the Director Shares being forfeited. As a result, the Director Shares were adjusted ratably resulting in each director holding 18,375 Director Shares (for a total of 55,125 Director Shares).

The Director Shares were effectively subject to achievement of two performance conditions — the Company completing its initial public offering (IPO) and a business combination within 21 months of the IPO. Additionally, 25% (13,781 shares in the aggregate) were subject to forfeiture if the Company’s stock price does not trade at or above $13 for any 20 trading days within a 30-day period commencing on the Closing Date through July 31, 2020. 13,781 shares were forfeited on July 31, 2020.

The grant date fair value of the Director Shares with performance conditions was estimated as of their deemed grant date of January 31, 2014. The aggregate fair value of the Director Shares of $0.4 million was recognized as an expense in 2015, when the performance conditions had been achieved. There were no unrecognized compensation costs for the Director Shares as of December 31, 2021.

Board of Director Grants

Certain directors receive shares of restricted stock subject to the terms, provisions and restrictions of the 2015 Incentive Compensation Plan. The shares granted during the year ended December 31, 2021 and 2020, vest over a one-year period on the one year anniversary of each holder's grant date, provided the Director is still serving as a director of the Company. Upon termination of directorship for any reason, the Director immediately forfeits any unvested shares without payment. A summary of the Company’s time-based restricted stock awarded to the Board of Directors for the years ended December 31, 2021 and 2020 were as follows:

(thousands)	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested time-based restricted stock at December 31, 2019	207	$2.29
Granted	214	2.45
Vested	(234)	2.28
Forfeited or expired	—	—
Non-vested time-based restricted stock at December 31, 2020	187	$2.48

Non-vested time-based restricted stock at December 31, 2020	187	$2.48
Granted	275	1.96
Vested	(157)	2.48
Forfeited or expired	(30)	2.48
Non-vested time-based restricted stock at December 31, 2021	275	$1.96

As of December 31, 2021, the Company had unrecognized compensation costs for the Director shares of $0.3 million that is expected to be recognized over an average period of 0.6 years.

17.    Earnings Per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. The Company had a loss for the year ended December 31, 2021 and December 31, 2020. Therefore, the effect of convertible preferred stock and stock-based awards including options, restricted stock, restricted stock units and warrants outstanding at December 31, 2021 and December 31, 2020, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive.

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net loss per common share:

	Year Ended December 31,
(thousands)	2021	2020	2019
Basic weighted-average common shares outstanding	51,410	50,770	50,124
Effect of dilutive options, performance stock units and restricted stock	—	—	—
Diluted weighted-average shares outstanding	51,410	50,770	50,124

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

The following represents the weighted average number of shares that could potentially dilute basic earnings per share in the future:

	Year Ended December 31,
(thousands)	2021	2020
Convertible preferred stock	23,153	13,064
Stock-based compensation awards (1):
Stock options	1,217	803
Restricted Stock Units	3,330	1,359
Warrants:
Private placement warrants	—	3,585
Public warrants	—	5,717
(1)      SARs and Phantom Options are payable in cash so will therefore have no impact on number of shares.

Warrants and options are considered anti-dilutive and excluded when the exercise price exceeds the average market value of the Company’s common stock price during the applicable period.

18.     Income Taxes

Loss before income taxes consists of the following components:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Domestic	$1,270	($26,460)	($72,293)
Foreign	(4,774)	4,870	(6,360)
Total	($3,504)	($21,590)	($78,653)

Significant components of income taxes are as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Currently payable:
Federal	$1,090	$377	($296)
State and local	26	4	37
Foreign	2,989	1,744	4,747
Total currently payable	4,105	2,125	4,488

Deferred:
Federal	(1,629)	27,705	(23,358)
State and local	(195)	305	(571)
Foreign	297	1,241	(5,059)
Total deferred	(1,527)	29,251	(28,988)
Provision (benefit) for income taxes	$2,578	$31,376	($24,500)

A reconciliation of income tax expense at the U.S. Federal statutory income tax rate to actual income tax provision (benefit) is as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Tax at statutory rate	($736)	($4,534)	($16,517)
State income taxes, net of federal tax benefit	(128)	364	(531)
Effect of foreign items	88	1,502	1,004
Valuation allowance and unbenefited losses	4,280	33,478	(10,654)
Deferred tax rate changes	(755)	71	281
Transaction costs	(1,070)	(131)	671
Tax incentives	(226)	(311)	(56)
Disallowed foreign exchange loss	228	1,746	573
Goodwill impairment	1,340	—	—
Other	(443)	(809)	729
Provision (benefit) for income taxes	$2,578	$31,376	($24,500)

Income tax expense (benefit) for the year ended December 31, 2021, 2020 and 2019 include certain discrete tax items for changes in valuation allowances, foreign effective rate items and other rate modifying items. During the quarter ended December 31, 2021, the Company impaired its goodwill asset resulting in a permanent item of $1.3 million, as the impairment is not deductible for tax purposes.

The Tax Cuts and Jobs Act ("TCJA") subjects a U.S. corporation to tax on its global intangible low-taxed income ("GILTI"). U.S. GAAP allows companies to make an accounting policy election to either (1) treat taxes due on future GILTI inclusions in U.S. taxable income as a current-period expense when incurred (“period cost method”) or (2) factor such amounts into the measurement of its deferred taxes (“deferred method”). The Company elected to use the period cost method and estimated no impact on tax expense in tax year 2021. The Company provided no tax provision impact related to base erosion and anti-abuse tax (“BEAT”) provisions of the TCJA, as the Company’s average gross receipts are under $500 million. In addition, the Company has not been eligible for a benefit for foreign derived intangible income (“FDII”) due to the Company’s U.S. net operating loss positions in tax year 2018, 2019 and 2020 and no foreign derived intangible income in 2021.

The Company’s U.S. operations have incurred cumulative taxable losses through December 31, 2021. The Company’s U.S. net operating loss carry forwards and carry forwards of other tax attributes are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. The utilization of the tax attributes may become restricted in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Section 382 and Section 383 of the IRC, as well as similar state tax provisions. This could limit the amount of the tax attributes that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will generally be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. Please refer to Note 3 - Related Party Transactions regarding the ownership change in the year ended December 31, 2020. The Company completed a Section 382 study and determined the ownership change gave rise to the restrictions that will limit the realizability of certain U.S. tax attributes and built-in losses related to future intangible amortization tax deductions.

For the year ended December 31, 2021, the Company recorded a tax expense of $4.3 million for the net increase in valuation allowances related to deferred tax assets that will no longer be able to be realized. The Company did not have sufficient evidence to support future taxable income to realize the deferred tax assets associated with net operating losses and various other deferred tax assets in certain foreign jurisdictions (Argentina, Korea, Brazil, Poland, Australia, New Zealand, Mexico, Morocco, Turkey, South Africa, Peru and Italy). The unrealizable deferred tax assets within these foreign jurisdictions resulted in a tax expense of $4.3 million. In addition to the foreign valuation allowance impact, there were two offsetting valuation allowance impacts recorded in the U.S. The Company recorded a tax benefit of $0.2 million for a decrease in the U.S. valuation allowance for an additional source of future taxable income related to the increase in the indefinite-lived intangible deferred tax liability in the current year. A $0.2 million tax expense for untaxed income related to the elimination of intercompany profit in inventory made up the last component of the change in valuation allowance for the current tax period.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2021 and December 31, 2020 are as follows:

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Pension and other retiree obligations	$265	$323
Inventory	—	482
Other accruals and reserves	6,132	5,020
Loss and credit carryforwards	43,737	39,172
Interest expense deduction limitation carryforward	8,975	8,147
Investments	2,075	2,137
Right-of-use asset	1,574	1,410
Other	3,527	2,326
Valuation allowance	(61,677)	(55,996)
Deferred tax assets	4,608	3,021

Deferred tax liabilities:
Inventory	(432)	—
Intangible assets other than goodwill	(24,508)	(24,404)
Property, plant and equipment	(376)	(1,315)
Unrealized foreign currency gains	(5,236)	(3,862)
Lease liability	(1,497)	(1,575)
Deferred tax liabilities	(32,049)	(31,156)
Net deferred tax (liabilities) assets	($27,441)	($28,135)

The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses). The carrying value of deferred tax assets is based on the Company’s assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence.

Gross operating loss carryforwards amounted to $17.6 million for foreign jurisdictions, $167.1 million for U.S. federal and $23.6 million for U.S. states at December 31, 2021. These operating loss carryforwards relate to the years 2015 through current 2021 tax periods. On December 31, 2021, none of the operating loss carryforwards were subject to expiration in 2022 through 2023. The operating loss carryforwards expiring in years 2024 through 2030 make up $2.9 million of the recorded deferred tax asset. The operating loss carryforwards expiring in years 2031 through 2040 make up $9.9 million of the recorded deferred tax asset. The remaining deferred tax asset relating to operating loss carryforwards of $28.6 million have an indefinite expiration. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.

As of December 31, 2021, management determined that sufficient negative evidence exists to conclude that it is more-likely-than-not that certain income tax assets in the U.S., Argentina, Korea, Brazil, Poland, Australia, New Zealand, Mexico, Morocco, Turkey, South Africa, Italy and Peru are not realizable, and therefore, retained or recorded a new valuation allowance accordingly.

The Company has recorded tax credits in the U.S. for research and development expenditures and foreign taxes that were generated in tax years 2015 through 2021 for a total amount of $2.4 million. The foreign tax credits will begin to expire in 2025 and the research and development credits will begin to expire in 2035.

U.S. income and foreign withholding taxes have not been recognized for the difference between the financial reporting and tax basis of the investments in foreign subsidiaries that are indefinitely reinvested outside the U.S. This amount may be recognized upon a sale or liquidation of the subsidiary. There is not a gross temporary difference as of December 31, 2021, since the tax basis of investments in foreign subsidiaries is in excess of the financial reporting basis.

Uncertain Tax Positions

Year ended December 31,
(in thousands)	2021	2020	2019
Beginning Balance	$859	$2,670	$1,879
Additions of tax positions of the current year	—	—	1,725
Additions to tax positions of the prior years	166	209	88
Reductions of tax positions of the prior years	(52)	(1,236)	—
Reductions related to prior tax positions due to foreign currency	(90)	(633)	(862)
Expiration of statutes of limitations	—	(151)	(160)
Ending Balance	$883	$859	$2,670

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. As of December 31, 2021, and 2020, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company's financial statements, of $0.9 million and $0.9 million, respectively. If recognized in the fiscal years ended December 31, 2021 and 2020, $0.9 million and $0.9 million, respectively, of these benefits would have reduced income tax expense and the effective tax rate. Of these amounts, approximately $0.0 million and $0.1 million of the Company's unrecognized tax benefits at December 31, 2021 and 2020, respectively, are indemnified and the release of the indemnification asset will have an offsetting impact to the effective tax rate of the Company. Of the $0.9 million and $0.9 million benefits at December 31, 2021 and 2020, respectively, approximately $0.2 million and $0.2 million have been recorded as a reduction to the related deferred tax asset for the net operating loss in accordance with Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists for all periods. The total amount of unrecognized tax benefits is not expected to change within 12 months of the reporting date. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefit within the provision for income taxes in the Consolidated Statements of Operations. The Company recorded an increase of $0.1 million of interest and penalties as part of "Provision for income taxes" in the Company's Consolidated Statements of Operations during the period ending December 31, 2021. Cumulative interest and penalties of $0.9 million and $0.8 million are recorded as part of Income taxes payable for December 31, 2021 and 2020, respectively.

19.    Segment and Geographical Information

Segments

ASC 280 requires use of the management approach for segment reporting. The management approach is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. In prior periods, we had operated and managed our business as two reportable segments, AgroFresh Core and AgroFresh Fruit Protection (formerly Tecnidex). Due to changes in senior management, as well as the integration of AgroFresh Fruit Protection with the Company's Core business operational and reporting structure, during the fourth quarter, the Company has determined that it now has one reportable segment as of December 31, 2021. As a result of this change in segment reporting, the Company retrospectively revised prior period results, by segment, to conform to the current period presentation.

Geographic Regions

Net sales by geographic region, based on the location of the customer, were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net sales:
North America (1)	$32,635	$33,759	$42,247
Latin America (2)	33,610	28,731	31,818
EMEA (3)	82,329	79,413	81,286
Asia Pacific (4)	17,415	15,740	14,714
Total Net sales	$165,989	$157,643	$170,065

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

On October 14, 2019, the Company was awarded a verdict of $31.1 million in damages, related to, among other things, trade secret misappropriation and willful patent infringement, in its litigation against Decco Post-Harvest, Inc. ("Decco") and Decco's parent company, UPL Limited. The award was subsequently reduced by $18 million in connection with post-verdict review by the Court. During the year ended December 31, 2021, the lawsuit was settled, paid and is considered closed.

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

21.    Fair Value Measurements

Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2021:

(in thousands)	Level 1	Level 2	Level 3
Liability-classified stock compensation (1)	$—	$—	$241

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2020:

(in thousands)	Level 1	Level 2	Level 3
Liability-classified stock compensation (1)	$—	$—	$282

(1)    The fair value of the stock appreciation right was measured using a Black-Scholes pricing model during the year ended December 31, 2021 and December 31, 2020. The fair value of phantom shares is based on the fair value of the Company's common stock. The fair value of performance based phantom shares was measured using a Monte Carlo pricing model. The valuation technique used did not change during the years ended December 31, 2021 and December 31, 2020.

There were no transfers between Level 1 and Level 2 and no transfers out of Level 3 of the fair value hierarchy during the years ended December 31, 2021 and December 31, 2020.

At December 31, 2021, the Company evaluated the amount recorded under the Amended Term Loan and determined that the fair value was approximately $264.1 million. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the periods presented in our Level 3 financial instruments that are measured at fair value on a recurring basis.

(in thousands)	Liability-classified stock compensation
Balance at December 31, 2020	$282
Stock compensation activity	(41)
Balance at December 31, 2021	$241

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

As of December 31, 2021, our management, with the participation of our CEO and CFO, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2021 in the Company's internal control over financial reporting as disclosed below.

Remediation of Previously Disclosed Material Weaknesses

In Part II, Item 9A, Controls and Procedures of our Annual report on Form 10-K for the year ended December 31, 2020, the Company disclosed material weaknesses related to the design and operation of controls over significant nonrecurring transactions and the preparation and review of our income tax provision.

During the year ended December 31, 2021, our management, with the oversight of the Audit Committee of our Board of Directors, engaged in efforts to remediate the material weaknesses identified and previously disclosed. The Company completed these remediation measures during the Company’s most recently completed fiscal year ended December 31, 2021, including testing of the design and concluding on the effectiveness of all impacted controls.

The remediation measures included implementing, under the direction of our Chief Financial Officer, enhanced review procedures and documentation standards to monitor and review the information underlying the income tax provision and enhancing the review steps associated with significant and nonrecurring transactions. The Company's management took further action and implemented quarterly evaluations of the accounting implications of current and prior period significant and nonrecurring transactions that affect the Company's consolidated financial statements. Management has determined, through testing of our internal controls, that the controls related to the remediation actions discussed above were effectively designed and operated effectively for a sufficient period of time to enable us to conclude that the material weakness has been remediated as of December 31, 2021.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria in Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of December 31, 2021 was effective.

Changes in Internal Control over Financial Reporting

Other than the remediation of the previously disclosed material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Company’s most recently completed fiscal quarter, and there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

John Atkin, 68, has served on our Board since September 2022. Mr. Atkin served as Chief Operating Officer of Syngenta AG, a global leader in technology for agriculture and horticulture, from February 2011 until his retirement in December 2014, and prior to that had served as Chief Operating Officer of Syngenta Crop Protection since 2000. Mr. Atkin currently serves as Chairman of AgBiTech, an agricultural technology company, and as a member of the board of directors of Driscoll’s, a global fresh produce company. He also serves as non-executive board member of the Syngenta Foundation for Sustainable Agriculture and of 5Metis, a venture capital funded company innovating in crop protection chemicals, and as a member of the Paine Schwartz Partners Food Chain Advisory Board. Mr. Atkin graduated from the University of Newcastle upon Tyne with a PhD and a BSc degree in Agricultural Zoology.

The Board believes that Mr. Atkin is qualified to serve on our Board because of his substantial operational experience in the agricultural industry.

Robert J. Campbell, 73, has served on our Board since February 2014. Since November 2011, Mr. Campbell has served as the Chairman of the board of directors of Enstar Group Limited, an insurance run-off company, and has served as its independent director since November 2007. Mr. Campbell served as an independent director of Camden National Corporation, a public holding company, from 1999 to 2014. Mr. Campbell also served as a director of Boulevard Acquisition Corp. II, a publicly-traded special purpose acquisition company, from September 2015 until the consummation of its business combination with Estre Ambiental S.A. in December 2017. Since January 1991, Mr. Campbell has served as a partner at Beck, Mack & Oliver LLC, a private investment advisory firm. Mr. Campbell holds a Bachelor of Arts degree in Political Economy from Williams College.

The Board believes that Mr. Campbell is qualified to serve on our Board because of his private investment advisory experience and his board experience with private and public companies.

Alexander Corbacho, 33, is a Managing Director at Paine Schwartz Partners. Mr. Corbacho joined Paine Schwartz Partners in 2012. He began his career at UBS Investment Bank in the firm’s Leveraged Finance Origination Group. While there, he worked to provide debt financing, capital structure solutions, and advisory services for a variety of companies and financial sponsors, including Paine Schwartz Partners. He currently serves as a director of the following private companies: SNFL Group, Verdesian Life Sciences, LLC, and Verisem. He is a graduate of Boston University.

The Board believes that Mr. Corbacho is qualified to serve on our Board because of his substantial investment and finance experience, particularly in the agricultural industry.

Denise L. Devine, 66, joined our Board in February 2018. Ms. Devine is the founder and since 2014 has served as the Chief Executive Officer of FNB Holdings, LLC, a company dedicated to initiatives in the health and wellness space. Ms. Devine was also founder and served for more than ten years as the Chief Executive Officer of Nutripharm, Inc., a company that has generated a portfolio of composition and process patents to create innovative natural food, beverage, pharmaceutical and nutraceutical products that facilitate nutrition and lifelong health. Ms. Devine, a certified public accountant, also previously served as Chief Financial Officer for Energy Solutions International and in financial management positions for Campbell Soup Company. Ms. Devine has served as Chair of the Pennsylvania State Board of Accountancy and on the Board of the American Institute of CPAs. Ms. Devine has served as a director of Fulton Bank since 2019 and Fulton Financial Corporation (Nasdaq: FULT) (“Fulton”) since 2012, and serves as a member and financial expert of Fulton’s Audit Committee and Vice Chair of Fulton’s Human Resources Committee. She has also served as a director of SelectQuote (NYSE: SLQT) since 2020, and from 2019 to 2021 she served as a director of Cubic Corporation (NYSE: CUB). Ms. Devine was a member of the Board of Trustees of Villanova University from 2005 to 2015, where she was the Chair of the Audit and Risk Committee. She has served on the Board of Ben Franklin Technology Partners of Southeastern Pennsylvania since 2016 and was appointed to the Board of Ben Franklin Technology Development Authority in 2018. Ms. Devine received a Master of Business Administration degree from the Wharton School of the University of Pennsylvania, a Master of Science degree in Taxation from Villanova Law School, and a Bachelor of Science degree in Accounting from Villanova University.

The Board believes that Ms. Devine is qualified to serve on our Board because of her substantial management, business and finance experience.

Nance K. Dicciani, 74, joined our Board upon the consummation of our business combination with The Dow Chemical Company (“TDCC”) on July 31, 2015 (the “Business Combination”). She was appointed non-executive Chair of the Board on August 13, 2015. From March 2016 until October 2016, Ms. Dicciani served as a co-member of the Office of the Chair of the Company, in which capacity she assumed, with the other co-member, the duties and responsibilities of chief executive officer and president of the Company on an interim basis. Ms. Dicciani is the retired President and Chief Executive Officer of Honeywell International Specialty Materials (a diversified technology and manufacturing company), a position she held from 2001 to 2008. Ms. Dicciani has served as a director of Linde plc. since its business combination with Praxair, Inc. in 2018, where she is a member of the Audit and Compensation Committees. Ms. Dicciani has also served as a director of Halliburton Company since 2009, where she is a member of the Audit Committee and Chair of the Health, Safety and Environmental Committee. Ms. Dicciani has also served as a director of LyondellBasell Industries N.V. since 2013, where she is a member of the Finance Committee and Chair of the Compensation Committee. Additionally, Ms. Dicciani served as a director of Rockwood Holdings, Inc. from 2008 to 2014. Ms. Dicciani holds a Bachelor’s degree in Chemical Engineering from Villanova University, a Master’s degree from the University of Virginia, a Ph.D. degree from the University of Pennsylvania and a Master of Business Administration degree from the Wharton Business School of the University of Pennsylvania.

The Board believes that Ms. Dicciani is qualified to serve on our Board due to her technical expertise in the chemical industry, her international operations expertise, her executive experience as a chief executive officer of a multi-billion dollar strategic business group of a major multinational corporation and her board experience with private and public companies.

Kay Kuenker, 60, has served on our Board since April 2021. Ms. Kuenker has served as Chief Executive Officer of Advanced Agrilytics, LLC, an agronomic technology company, since March 2020. From October 2016 to March 2019, Ms. Kuenker served as Executive Vice President – Strategy Development for Cibus, LLC, a biotech company focused on gene editing in agriculture, and since January 2016 she has been a facilitator and coach at Leadership Trail, a business management and leadership consulting organization that she founded. From January 2016 to August 2016 she was Entrepreneur in Residence at Purdue University. Prior to that, she spent nearly 30 years at Dow AgroSciences (“DAS”), including nine years on the Corporate Management Team, from January 2007 to December 2015, and most recently served as Vice President: DAS Government Affairs, Public Affairs and Sustainability. Ms. Kuenker currently serves on the Advisory Board for Women in Agribusiness and has served on several boards including BioCrossRoads, AgriNovus IN, National FFA Sponsor Board, Food & Ag Governing Body of BIO (Biotechnology Innovation Organization), CropLife Canada and European Crop Protection Association. Ms. Kuenker holds a Bachelor of Science degree in Mathematics from the University of Michigan and a Master’s degree in Mathematics from Central Michigan University.

The Board believes that Ms. Kuenker is qualified to serve on the Board due to her extensive management experience in the agricultural industry.

Clinton A. Lewis, Jr., 55, has served as our Chief Executive Officer and a member of our Board since April 2021. Mr. Lewis has 30-plus years of experience in the life sciences space, having served in a number of national and international leadership roles at Pfizer Inc. (NYSE: PFE) and Zoetis Inc. (NYSE: ZTS), the world’s largest animal health company, that was spun off by Pfizer in 2013. Mr. Lewis most recently served as executive vice president and group president responsible for international operations, commercial development and global genetics at Zoetis. Prior to that role, Mr. Lewis served at Zoetis as president of international operations from 2015 to 2018 and as president of U.S. operations from 2013 to 2015. Prior to the formation of Zoetis, Mr. Lewis served as president of U.S. operations at Pfizer Animal Health, which he joined in 2007. Mr. Lewis first joined Pfizer in 1988 in the human health pharmaceutical segment and held positions of increasing responsibility in various commercial operations and general management roles. He formerly served as chairman of the board for the Animal Health Institute (AHI), an industry trade association in the U.S., and as treasurer for the International Federation for Animal Health (IFAH), the industry trade association in Europe. Mr. Lewis serves on the boards of directors of The International Paper Company (NYSE: IP) and Covis Pharma, a human health specialty pharmaceutical company. Mr. Lewis holds a Bachelor of Science degree from Fairfield University and a Master of Business Administration degree from Fairleigh Dickinson University.

The Board believes that Mr. Lewis’ extensive experience in senior executive roles within the life sciences industry qualifies him to serve on the Board.

Kevin Schwartz, 47, has served on our Board since July 2020. Mr. Schwartz is Chief Executive Officer and a Founding Partner at Paine Schwartz Partners. Prior to co-founding Paine Schwartz Partners in 2006, Mr. Schwartz was a Managing Director at Fox Paine & Company, LLC, which he joined in 2002. Prior to joining Fox Paine & Company, LLC, he worked for the private equity firms Fremont Partners and American Industrial Partners. He began his professional career at Goldman,

Sachs & Co. in the Investment Banking Division. He is currently a director of the following private companies: Advanced Agrilytics, FoodChain ID, Lyons Magnus, Prima Wawona, SNFL Group, and UrbanFarmer LLC. He also previously served as a director of the following private companies: AgBiTech, Costa Group Holdings Pty Ltd., Sunrise Growers, Verisem, Verdesian Life Sciences, LLC, Advanta, Icicle Seafoods, Inc., Seminis, VCST Industrial Products and United American Energy. Mr. Schwartz holds a Bachelor of Science degree in Accountancy from the University of Illinois.

The Board believes that Mr. Schwartz is qualified to serve on our Board due to his extensive investment experience in the agricultural industry, as well as his experience serving on boards of directors.

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

Each of Mr. Atkin, Mr. Corbacho, Ms. Kuenker and Mr. Schwartz was appointed to the Board pursuant to the terms of the Investment Agreement, dated June 13, 2020 (as may be amended or modified, the “Investment Agreement”), between the Company and PSP.

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

Torsten Kraef, 55, joined our Board upon the consummation of the Business Combination on July 31, 2015. Mr. Kraef has served as Senior Vice President of Corporate Development for Dow since December 2016, where he leads the development of corporate strategy and coordinates implementation of key strategic tracks. As of September 2017, when Dow and DuPont consummated their merger transaction, he worked closely with the DowDuPont Executive Chairman and Chief Financial Officer to advance the merger and spin-off transaction which was completed with the spin-off of Dow and Corteva during the second quarter of 2019. Mr. Kraef currently leads Dow’s Enterprise Risk Management, Enterprise Security Service and the incubation of strategic and innovative new business growth opportunities. He is a member of Dow’s Executive Committee and Corporate Leadership Team, which is accountable for delivering against corporate strategic and operations targets. Prior to his current position, he served as Corporate Vice President of Strategy Development and New Business Development for Dow from August 2013 to December 2016, and as Corporate Vice President of Strategy Development from September 2012 to August 2013. During 2014 to 2019, Mr. Kraef served on the Dow AgroSciences LLC Members Committee and Mycogen Board of Directors, both subsidiaries of Dow. In 2012, he also served as a member of the board of MEGlobal, a joint venture between Dow and Petrochemical Industries Company (PIC) of Kuwait. From 2007 to 2012, Mr. Kraef led various businesses including a more than $8 billion revenue business group consisting of Dow’s Polyurethanes, Epoxy, Formulated Systems and Dow Automotive Systems businesses. Mr. Kraef joined Dow in June 1991 and held various roles prior to being named Vice President of Dow’s Building and Construction unit in February 2007. Mr. Kraef holds a degree in Banking Management from the Industry and Trade Chamber in Düsseldorf, Germany, and a masters/diploma in Business Administration from the University of Düsseldorf, specializing in Sustainable Manufacturing, International Management and Marketing.

Executive Officers

Our current executive officers are listed in the following table, and certain information concerning those officers follows the table.

Name	Age	Position
Clinton A. Lewis	55	Chief Executive Officer
Graham Miao	57	Executive Vice President and Chief Financial Officer
Thomas Ermi	57	Executive Vice President, Secretary and General Counsel

The biographical information with respect to Mr. Lewis included above under the caption “Directors” is incorporated herein by reference.

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

•Nine of our ten directors are currently independent, including the Chair of the Board;

•The role of Chair of the Board is a non-executive position, and the roles of Chair of the Board and Chief Executive Officer are split;

•The Audit, Compensation and Talent and Corporate Governance and Nominating Committees are comprised solely of independent directors;

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

•The Company has adopted a code of business conduct (the “Code of Conduct”), and every employee of the Company and member of our Board must annually submit a certificate attesting to (i) such individual’s compliance with the Code of Conduct and (ii) such individual’s knowledge of compliance with the Code of Conduct by other employees;

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

Board Structure and Committee Membership

The following chart summarizes our current standing committee structure:

Name	Audit Committee	Compensation and Talent Committee	Corporate Governance and Nominating Committee
John Atkin	X	X
Robert J. Campbell	X*		X
Alexander Corbacho			X
Denise L. Devine	X	X*
Nance K. Dicciani
Torsten Kraef		X	X*
Kay Kuenker	X		X
Kevin Schwartz
Macauley Whiting, Jr.	X	X
Clinton A. Lewis, Jr.

* Chair of applicable committee.

Independence of Directors

As a result of our securities being listed on the NASDAQ Stock Market, we adhere to the rules of that exchange in determining whether a director is independent. The NASDAQ Stock Market requires that a majority of the Board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of a company or its subsidiaries or any other individual having a relationship which, in the opinion of such company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, our Board of Directors has affirmatively determined that each of our current directors other than Mr. Lewis are independent directors.

Audit Committee

Our Audit Committee consists of Mr. Atkin, Mr. Campbell, Ms. Devine, Ms. Kuenker and Mr. Whiting. Each is an independent director and, as required by the NASDAQ Stock Market listing standards and the rules and regulations of the SEC and the Internal Revenue Service, has not participated in the preparation of our financial statements at any time during the past three years and is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, we must certify to NASDAQ that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in such member’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. Our Board has determined that Mr. Campbell satisfies the definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC. The Audit Committee operates under a written charter adopted by the Board, a copy of which is available on the investor relations section of the Company’s website, www.agrofresh.com.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Summary

Our Performance in Fiscal 2021

Executive compensation in 2021, as in prior years, was largely tied to the overall financial performance of the Company. During 2021, the Company continued to execute on its business strategies of (i) leveraging its global footprint and service offerings to stabilize pricing and gross margins for its SmartFresh franchise, (ii) growing organically through the introduction of new products and services, and (iii) diversifying into new crops and geographic markets. The Company achieved the following key accomplishments in 2021:

•Net sales of approximately $166.0 million and Adjusted EBITDA2 of approximately $62.0 million, each of which represented an increase over 2020 results;

•A 15.9% increase in diversification revenue (i.e., excluding sales of SmartFresh for apples) for the full year 2021 compared to 2020;

•Added new senior leadership and expertise across commercial and R&D functions; and

•Continued cost optimization efforts that translated into a 2.3% reduction in selling, general and administrative expense for 2021.

Linkage of 2021 Performance to 2021 Compensation Outcomes

For 2021, AgroFresh bonus payouts for its named executive officers (as defined below) were between 85% and 93.5% of target based on our financial performance for the year and non-financial considerations. The Compensation and Talent Committee felt that payouts were commensurate with achievements of the Company and the performance goals set at the beginning of the year, taking into account factors such as the COVID-19 global pandemic. Total shareholder return-based awards that had a performance period ending in 2021 were not earned, in light of the company’s total shareholder return during the 3-year period ending in 2021 relative to its peer group being below the required level for a threshold payout.

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
2 Adjusted EBITDA is a non-GAAP financial measure. Please see the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures” for more information, including a reconciliation of this Non-GAAP financial measure to GAAP results.

	What We Do		What We Don’t Do

✓	Provide the majority of compensation in performance-based pay	x	Excise tax gross-ups on a change in control

✓	Maintain stock ownership guidelines for directors and executives	x	Liberal change in control definition, or excessive severance in a change in control or termination

✓	Cap incentive plan at 2x target for bonus and LTI, with no payouts below threshold	x	Excessive perquisites

✓	Maintain a clawback policy	x	Permit hedging transactions or pledging securities

✓	Have change in control employment agreements with double-trigger severance provisions	x	Liberal share counting

✓	Adhere to an insider trading policy	x	Discounted stock options or SARs

✓	Use an independent compensation consultant engaged by and reporting directly to the Compensation and Talent Committee	x	Stock option repricing, reloads, or cash buyouts

✓	Reflect multi-dimensional performance using earnings, sales, non-financial and market performance with a mix of relative and absolute goals

Executive Officer Compensation

The following provides, under the scaled reporting rules applicable to smaller reporting companies, an overview of our compensation policies and programs and identifies the elements of compensation for 2021 with respect to our “named executive officers,” which term is defined by Item 402 of the SEC’s Regulation S-K to include (i) all individuals serving as our principal executive officer at any time during 2021, (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at December 31, 2021 and whose total compensation (excluding nonqualified deferred compensation earnings) exceeded $100,000, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing item (ii) but for the fact that the individual was not serving as an executive officer of the Company at December 31, 2021. Our named executive officers for 2021 were Clinton A. Lewis, who has served as our Chief Executive officer since April 2021, Jordi Ferre, who served as our Chief Executive Officer until April 2021, Graham Miao, our Executive Vice President and Chief Financial Officer, and Thomas Ermi, our Executive Vice President and General Counsel.

Summary Compensation Table

The following table sets forth the total compensation earned by each of our named executive officers in 2021 and 2020.

Name and Principal Positions	Year	Salary	Bonus	Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation(2)	Total
Clinton Lewis	2021	$428,054	—	$2,209,118	$750,270	$510,000	$22,292	$3,919,734
Chief Executive Officer(3)
Graham Miao	2021	$478,953	—	$696,588	—	$312,462	$20,036	$1,508,039
Exec. V.P. and Chief Financial Officer	2020	$494,433	—	$723,958	—	$209,901	$18,855	$1,447,147
Thomas Ermi	2021	$366,213	—	$248,309	—	$170,481	$13,351	$798,354
Executive Vice President and General Counsel	2020	$378,598	—	$258,064	—	$114,520	$15,530	$766,712

Jordi Ferre	2021	$216,281	—	—	—	$174,495	$518,298	$909,074
Former Chief Executive Officer(4)	2020	$611,550	—	$1,192,938	—	$336,890	$25,572	$2,166,950

(1) Amounts shown do not reflect compensation actually received by the named executive officers. Instead, the amounts shown in these columns represent the full grant date fair value of the restricted stock, performance-based restricted stock or option awards, as applicable, calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. These amounts reflect the accounting expense that we will recognize over the vesting term for the award and does not correspond to the actual value that will be realized by the executive, if any. For a discussion of valuation assumptions and methodologies, see Note 16 of our audited financial statements included elsewhere in this annual report on Form 10-K. Amounts shown for stock awards includes the full grant date fair value of performance-based restricted stock awards made in 2021 assuming the target level of performance conditions are achieved, equal to $729,559, $348,294 and $124,154 for Messrs. Lewis, Miao and Ermi, respectively. Assuming the highest level of performance conditions are achieved, the grant date fair values for performance-based restricted stock awards made in 2021 would be $1,367,923, $653,051 and $232,790 for Messrs. Lewis, Miao and Ermi, respectively.

(2) Amounts reported for 2021 represent the Company’s contributions to the named executive officers’ accounts in our 401(k) plan ($15,323 for Mr. Lewis, $17,400 for Mr. Miao and $11,228 for Mr. Ermi) and financial planning assistance ($6,969 for Mr. Lewis, $2,636 for Mr. Miao and $2,123 for Mr. Ermi). For Mr. Ferre, amounts reported for 2021 represent severance payments earned in connection with his departure from the Company ($442,500), the Company's contributions to his account in our 401(k) plan ($16,865), financial planning assistance ($5,980) and payment of accrued vacation in connection with his departure from the Company ($52,953). Amounts reported for 2020 represent the Company’s contributions to the named executive officers’ accounts in our 401(k) plan ($13,708 for Mr. Ferre, $17,100 for Mr. Miao and $13,771 for Mr. Ermi) and financial planning assistance ($11,864 for Mr. Ferre, $1,755 for Mr. Miao and $1,559 for Mr. Ermi).

(3) Mr. Lewis has served as our Chief Executive Officer since April 12, 2021.

(4) Mr. Ferre served as our Chief Executive Officer until April 12, 2021.

Compensation Mix

Our compensation program is heavily weighted towards performance-based and shareholder aligned compensation, reflecting our philosophy of increasing our long-term value and supporting strategic initiatives. The charts below show the total target compensation mix of our CEO and our other named executive officers. These charts illustrate that a majority of named executive officers’ total target compensation is at risk, reflecting all elements except base salary (78% for our CEO and an average of 62% for our other named executive officers).

NEOs Average 2021 Target Pay Mix

20%
38%
20%
22%
Base Salary
Target Bonus
Performance-based restricted stock
Restricted stock

CEO 2021 Target Pay Mix

22%
22%
28%
28%
Base Salary
Target Bonus
Performance-based restricted stock
Restricted stock

Narrative Disclosure to Summary Compensation Table

Our Compensation and Talent Committee determines, or recommends to the full Board of Directors for determination, the salaries and other compensation of our executive officers (including the named executive officers listed in the Summary Compensation Table above) and makes grants under, and administers, the 2015 Plan. The employment agreements and offer letters we have entered into with our named executive officers, discussed below, set forth minimum levels of annual base salary and annual incentive compensation. During the year ended December 31, 2021, the Compensation and Talent Committee engaged the firm of Meridian Compensation Partners, LLC (“Meridian”) to serve as compensation consultant to review our executive compensation program design and assess our executives’ compensation relative to a “peer group” of comparable companies. For purposes of our 2021 compensation decisions, our Compensation and Talent Committee used the peer group listed below, which was approved following a review that included input from Meridian, to assist with the determination of compensation for our executive officers. AgroFresh selected the peer group based on a focus on specialty chemicals (and related industries) companies with similar size (revenues < $1B) and/or business focus as AgroFresh.

Company	2020 Revenue ($M)	GICS Sub-Industry
Hawkins, Inc.	$566	Commodity Chemicals
American Vanguard Corporation	$459	Fertilizers and Agricultural Chemicals
LSB Industries, Inc.	$351	Diversified Chemicals
CVR Partners, LP	$350	Fertilizers and Agricultural Chemicals
Oil-Dri Corporation of America	$292	Household Products
Chase Corporation	$264	Specialty Chemicals
Trecora Resources	$209	Commodity Chemicals
FutureFuel Corp.	$205	Specialty Chemicals
Amyris, Inc.	$173	Specialty Chemicals
Limoneira Company	$161	Agricultural Products
Intrepid Potash, Inc.	$150	Fertilizers and Agricultural Chemicals
Alico, Inc.	$95	Agricultural Products
Flotek Industries, Inc.	$53	Specialty Chemicals
Advanced Emissions Solutions	$62	Specialty Chemicals
Northern Technologies International	$45	Specialty Chemicals

Total compensation for our named executive officers primarily consist of the following elements:

Element	2021 Design / Context	Objectives
Base Salary	•No base pay changes for continuing named executive officers for 2021
•Manage fixed costs
•Attract a strong, experienced talent pool
•Provide a necessary element of financial stability to executives’ total compensation packages
•Recognize individual performance, market value of the position and the incumbent’s tenure, experience, responsibilities and overall contribution
•Targeted at competitive levels (range of +/- 10% around the 50th percentile) of market, although the Committee may deviate from this targeted philosophy as it sees fit

Bonus	•Adjusted EBITDA: 60% •Diversification Sales Growth: 30% •Non-Financial: 10% based on environmental health and safety
•Focus executives on key annual business objectives
•Recognize individual contribution to annual results
•Attract, retain, motivate and reward key talent
•Introduce a reliable, transparent approach for all Plan participants
•Align the financial interests of senior management with AgroFresh’s shareholders
•Offer a competitive range of +/- 15% around the 50th percentile of our peer group for short-term incentive opportunity such that target total cash compensation is competitive when supported by strong performance

LTI	•50% performance-based equity (3-year performance period based on growth in cash flow from operations (50%) and revenue (50%)) •50% restricted stock (3-year pro-rata vesting)
•Align the financial interests of executives with shareholders by focusing executives on key drivers of value creation
•Provide line of sight by assessing performance of metrics for which executives have control
•Recognize current performance through the LTI target awards, and the expectation of future contributions through the growth of those awards’ value
•Provide meaningful awards to support and encourage share ownership
•Retain key employees
•LTI grants consider the 50th percentile of market; higher/lower individual awards may be based on performance, potential, retention needs and dilution constraints

In 2021, we paid base salaries of $600,000 to Mr. Lewis, $477,000 to Mr. Miao and $365,000 to Mr. Ermi.

Each year, each of our named executive officers has a target cash incentive payout amount, expressed as a percentage of that executive officer’s base salary, based on the achievement of goals established each year by the Compensation and Talent Committee. For 2021, the target amounts for these cash incentives were 100% for Mr. Lewis, 70% for Mr. Miao and 50% for Mr. Ermi, in each case based on the achievement of performance metrics as described in the table above.

Each year, we grant equity awards to our named executive officers under our 2015 Plan. In 2021, the target award values of these awards were allocated among the following components: 50% of the target value delivered as performance-based equity awards, assuming target level achievement of applicable performance goals, and 50% of the target value delivered as restricted stock awards. The restricted stock awards vest in equal installments on each of the first three anniversaries of the grant date, and the performance-based equity awards cliff vest at the end of the three-year performance period, in an amount equal to a percentage of the target number of shares determined in reference to the extent to which the Company has achieved specified performance goals. The performance criteria for the performance-based equity awards granted in 2021 is based on growth in cash flow from operations (50%) and growth in revenue (50%), over a three full calendar year performance period, starting with the calendar year in which the grant was made.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options and unvested restricted stock awards for each of our named executive officers that were outstanding as of December 31, 2021.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options – Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Option Exercise Price	Option Expiration Date	Number of shares that have not vested	Market value of shares, units or other rights that have not vested (1)	Equity incentive plan awards: Number of unearned shares that have not vested(2)	Equity incentive plan awards: Market or payout value of unearned shares that have not vested (1)
Clinton Lewis	-	545,254(3)	$2.07	5/10/2032	362,319(4)	$721,015	-	-
	-	-	-	-	352,444(5)	$701,364	352,444	$701,364
Graham Miao	59,435	-(6)	$6.73	8/30/2028	-	-	-	-
	55,500	27,750(7)	$3.34	3/28/2029	20,817(8)	$41,426	-	-
	-	-	-	-	144,071(9)	$286,701	216,107	$430,053
	-	-	-	-	168,258(10)	$334,833	168,258	$334,833
Thomas Ermi	82,500	-(11)	$12.00	8/13/2025	-	-	-	-
	13,150	-(12)	$4.37	3/31/2027	-	-	-	-
	8,900	-(13)	$7.35	3/29/2028	-	-	-	-
	16,967	8,483 (14)	$3.34	3/28/2029	6,367(15)	$12,670	-	-
	-	-	-	-	51,356 (16)	$102,198	77,034	$153,298
	-	-	-	-	59,978(17)	$119,356	59,978	$119,356

(1) The market value of these stock awards is based on the closing price of our Common Stock on the NASDAQ Global Select Market on December 31, 2021, which was $1.99.

(2) The named executive officers received grants of performance share awards under the 2015 Plan in March of 2019, in April of 2020 and in May of 2021. The number of performance shares set forth in this column represents the projected number of performance shares, as of December 31, 2021, that each named executive officer could earn at the end of the three-year performance periods ending December 31, 2021 (for the 2019 grant), December 31, 2022 (for the 2020 grant) and December 31, 2023 (for the 2021 grant) based on actual performance during the elapsed portion of the applicable award period. The number of performance shares actually earned by the named executive officers will be determined based on our performance over the entire three-year award period for each of the grants, and such amount may differ significantly from the amounts shown in this column.

(3) This option vests as to one-third of the shares subject thereto on each of the first three anniversaries of the date of grant (May 10, 2021).

(4) This award vests as to one-third of the 362,319 shares initially subject thereto on each of the first three anniversaries of the date of grant (May 10, 2021).

(5) This award vests as to one-third of the 352,444 shares initially subject thereto on each of March 31, 2022, March 31, 2023, and March 31, 2024.

(6) This option vested as to one-third of the shares subject thereto on each of the first three anniversaries of the date of grant (August 30, 2018).

(7) This option vests as to one-third of the shares subject thereto on each of the first three anniversaries of the date of grant (March 29, 2019).

(8) This award vests as to one-third of the 62,450 shares initially subject thereto on each of the first three anniversaries of the date of grant (March 29, 2019).

(9) This award vests as to one-third of the 216,107 shares initially subject thereto on each of the first three anniversaries of the date of grant (April 14, 2020).

(10) This award vests as to one-third of the 168,258 shares initially subject thereto on each of March 31, 2022, March 31, 2023 and March 31, 2024. Date of grant was May 10, 2021.

(11) This option vested as to one-third of the shares subject thereto on each of the first three anniversaries of the date of grant (August 13, 2015).

(12) This option vested as to one-third of the shares subject thereto on each of the first three anniversaries of the date of grant (March 31, 2017).

(13) This option vested as to one-third of the shares subject thereto on each of the first three anniversaries of the date of grant (March 29, 2018).

(14) This option vests as to one-third of the shares subject thereto on each of the first three anniversaries of the date of grant (March 29, 2019).

(15) This award vests as to one-third of the 19,100 shares initially subject thereto on each of the first three anniversaries of the date of grant (March 29, 2019).

(16) This award vests as to one-third of the 77,034 shares initially subject thereto on each of the first three anniversaries of the date of grant (April 14, 2020).

(17) This award vests as to one-third of the 59,978 shares initially subject thereto on each of March 31, 2021, March 31, 2022, and March 31, 2023.

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

Employment and Severance Agreements

We have entered into employment agreements or offer letters, as well as change in control executive severance agreements, with each of our named executive officers, summarized below.

Clinton Lewis Employment Agreement

In connection with his appointment as Chief Executive Officer, Clinton A. Lewis, Jr. and the Company entered into an employment agreement, dated as of April 12, 2021 (the “Lewis Employment Agreement”). Pursuant to the Lewis Employment Agreement, Mr. Lewis serves as Chief Executive Officer of the Company, reporting to the Board, for an initial term of three years commencing on April 12, 2021, with automatic successive one-year renewal terms thereafter unless either party gives notice of non-renewal 30 days prior to the end of the then-current term. Mr. Lewis also serves on the Board pursuant to the Employment Agreement.

Mr. Lewis is entitled to receive an initial base salary of $600,000 per year, subject to annual reviews and potential increases, in the discretion of the Compensation and Talent Committee. Mr. Lewis will also be entitled to an annual bonus for each full fiscal year during his employment term, with a target bonus amount equal to 100% of his annual base salary, subject to the achievement of performance objectives to be established by the Compensation and Talent Committee each year. For calendar year 2021, Mr. Lewis’s annual bonus will not be pro-rated based on the portion of the year that Mr. Lewis is employed by the Company.

Pursuant to the Lewis Employment Agreement, Mr. Lewis received initial grants of equity awards under the 2015 Plan consisting of (i) 362,319 restricted stock units and (ii) nonqualified stock options to purchase 545,254 shares of the Company’s common stock, in each case subject to vesting in three equal annual installments. In addition, commencing in 2021 and in each successive year of Mr. Lewis’ employment, he is entitled to receive equity awards having a total target value of $1,500,000 on the date of grant, which for 2021 will be comprised 50% in time-vested restricted stock units and 50% in performance-based restricted stock units.

If Mr. Lewis’ employment under the Lewis Employment Agreement is terminated by the Company without “Cause” or by Mr. Lewis for “Good Reason” (as such terms are defined in the Lewis Employment Agreement), or if the Company elects not to extend the term of employment under the Lewis Employment Agreement beyond the then-current term, the Company will be obligated to pay to Mr. Lewis (i) all accrued but unpaid salary and benefits, (ii) an amount equal to 1.5 times his base salary then in effect, payable in equal installments over a 12-month period, (iii) a portion of any annual bonus payable to him on account of the calendar year in which his employment is terminated, if and when earned, pro-rated for the period of the year during which Mr. Lewis was employed by the Company, and (iv) the cost of his and his dependents’ coverage under COBRA for an 18-month period. The Company’s obligation to pay any of the foregoing severance obligations (other than salary and benefits accrued through the date of termination of employment) would be subject to Mr. Lewis’ execution of a release of all claims against the Company, and such release having become irrevocable.

The Lewis Employment Agreement contains customary confidentiality provisions, which apply both during and after the term of the Lewis Employment Agreement, and customary non-competition and non-solicitation provisions, which apply during the term of the Lewis Employment Agreement and for 12 months thereafter.

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

Jordi Ferre Employment Agreement

In connection with his appointment as our Chief Executive Officer, Jordi Ferre entered into an employment agreement, dated as of July 14, 2016 (the “Ferre Employment Agreement”), with the Company. Pursuant to the Ferre Employment Agreement, Mr. Ferre served as Chief Executive Officer of the Company, reporting to the Board, for an initial term of three years commencing on October 3, 2016, with automatic successive one-year renewal terms thereafter unless either party gives notice of non-renewal 30 days prior to the end of the then-current term.

Mr. Ferre was entitled to receive an initial base salary of $500,000 per year, subject to annual reviews and potential increases, in the discretion of the Compensation and Talent Committee. Mr. Ferre received a one-time bonus of $150,000 in connection with the commencement of his employment, as well as reimbursement for up to $50,000 in the aggregate of relocation, temporary living and personal travel expenses. Mr. Ferre was also entitled to an annual bonus for each full fiscal year during his employment term, with a target bonus amount equal to 100% of his annual base salary, subject to the achievement of performance objectives established by the Compensation and Talent Committee each year.

Pursuant to the Ferre Employment Agreement, in connection with the commencement of his employment Mr. Ferre received grants of equity awards under the 2015 Plan consisting of (i) 93,110 shares of restricted stock and (ii) nonqualified stock options to purchase 93,110 shares of the Company’s common stock, in each case subject to vesting in three equal annual installments. In addition, commencing in 2017 and in each successive year of Mr. Ferre’s employment, he was entitled to receive equity awards having a total target value of $1,000,000 on the date of grant.

If Mr. Ferre’s employment under the Ferre Employment Agreement was terminated by the Company without “Cause” or by Mr. Ferre for “Good Reason” (as such terms are defined in the Ferre Employment Agreement), or if the Company elected not to extend the term of employment under the Ferre Employment Agreement beyond the then-current term, the Company would be obligated to pay to Mr. Ferre (i) all accrued but unpaid salary and benefits, (ii) an amount equal to 1.5 times his base salary then in effect, payable in equal installments over a 12-month period, and (iii) the cost of his and his dependents’ coverage under COBRA for an 18-month period. The Company’s obligation to pay any of the foregoing severance obligations (other than salary and benefits accrued through the date of termination of employment) would be subject to Mr. Ferre’s execution of a release of all claims against the Company, and such release having become irrevocable.

The Ferre Employment Agreement contained customary confidentiality provisions, applicable both during and after the term of the Ferre Employment Agreement, and customary non-competition and non-solicitation provisions, appliable during the term of the Ferre Employment Agreement and for 18 months thereafter.

On April 30, 2021, the Company and Mr. Ferre entered into a separation agreement and release (the “Separation Agreement”), setting forth the terms of Mr. Ferre’s departure from the Company, effective as of May 7, 2021 (the “Termination Date”). Pursuant to the terms of the Separation Agreement, following a revocation period provided for in the Separation Agreement, Mr. Ferre became entitled to receive, among other things, (i) a severance payment in an amount equal to 1.5 times his base salary of $590,000 at the time of the termination of his employment, payable in equal installments over a 12-month period, (ii) a pro rata portion of Mr. Ferre’s annual bonus for 2021, if the Company’s applicable performance goals for 2021 are met, payable as and when the annual bonus would have been payable to Mr. Ferre if his employment had not been terminated, and (iii) the cost of Mr. Ferre’s and his dependents’ coverage under COBRA for an 18-month period. The Separation Agreement also provides that the final tranche of unvested shares, consisting of a total of 34,550 shares of the Company’s common stock, under Mr. Ferre’s restricted stock award agreement dated March 29, 2019, were fully vested as of the Termination Date. The Separation Agreement contains customary confidentiality provisions and a release of claims, as well as an acknowledgment of Mr. Ferre’s existing non-competition and non-solicitation obligations, pursuant to the Ferre Employment Agreement (as modified by the Separation Agreement). Pursuant to the Separation Agreement, Mr. Ferre also resigned as a member of the Board of Directors of the Company, effective as of April 30, 2021.

Change in Control Severance Agreements

On August 30, 2019, the Company entered into change in control executive severance agreements with each of Mr. Ferre, Mr. Miao and Mr. Ermi, and on April 12, 2021, the Company entered into a change in control executive severance agreement with Mr. Lewis (collectively, the “Change in Control Agreements”). Each Change in Control Agreement provides that in the event the applicable executive’s employment is terminated other than for “cause” or if the executive resigns for “good reason” (each as defined in the applicable Change in Control Agreement) during the period commencing 60 days prior to and ending 24 months following a change in control of the Company, the executive will be entitled to certain severance benefits, consisting of the following (in addition to any accrued salary and benefits through the date of termination): (i) an amount equal to (a) two and a half times with respect to Messrs. Lewis and Ferre and (b) two times with respect to Messrs. Miao and Ermi the sum of (l) the executive’s annual base salary then in effect and (2) the target bonus amount payable to the executive under the Company’s annual performance bonus program for the fiscal year of the Company in which the date of termination occurs (the “Annual Bonus Target”); (ii) a portion of the Annual Bonus Target for the calendar year in which the executive’s employment is terminated, pro-rated for the period of the year during which the executive was employed by the Company; and (iii) Company-paid continuation healthcare coverage for 18 months after the termination date. The term of each Change in Control Agreement is for a period of three years and will be automatically renewed for additional one-year periods unless either party gives notice of non-renewal 60 days prior to the end of the then-current term.

2021 Compensation Decisions and Beyond

For 2022, the Compensation and Talent Committee approved increases in base salaries for each of Messrs. Lewis, Miao and Ermi of 3%.

For the annual incentive plan in 2022, long-term incentive awards for named executive officers will again be a mix of 50% restricted stock awards and 50% performance-based equity awards, with performance metrics again based on growth in cash flow from operations (50%) and revenue (50%), each over a three-year performance period.

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

The following table provides compensation information for our non-employee directors who earned compensation for service on our Board in 2021.

Name	Fees Earned or Paid in Cash	Stock Awards(1)(2)	Total
John Atkin(3)	$16,467	$21,070	$37,537
Robert J. Campbell	$70,000	$75,000	$145,000
Alexander Corbacho	$60,000	$75,000(4)	$135,000
Denise L. Devine	$67,500	$75,000	$142,500
Nance K. Dicciani	$100,000	$100,000	$200,000
Kay Kuenker(5)	$41,374	$64,108	$105,482
Kevin Schwartz(3)	$60,000	$75,000(4)	$135,000
Macauley Whiting, Jr.	$60,000	$75,000	$135,000
Peter Berweger(6)	$18,035	-	$18,035

(1) Amounts represent the full grant date fair value of the restricted stock awards (or, in the case of Mr. Atkin, a phantom stock award), calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. These amounts reflect the accounting expense that we will recognize over the vesting term for these awards and do not correspond to the actual value that will be realized by the directors, if any. For a discussion of valuation assumptions and methodologies, see Note 16 of our audited financial statements included in this Annual Report.

(2) As of December 31, 2021, the aggregate number of restricted stock awards held by each director were as follows: Mr. Campbell, Ms. Devine, Mr. Lobisser, and Mr. Whiting, 30,241 shares each; Mr. Schwarz and Mr. Corbacho, no shares each (see footnote (4) below); and Ms. Dicciani, 40,322 shares.

(3) Mr. Atkin was appointed to the Board effective September 22, 2021.

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

(5) Ms. Kuenker was appointed to the Board effective April 23, 2021.

(6) Mr. Berweger served on the Board from February 23, 2021 to June 11, 2021.

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

Compensation Committee Interlocks and Insider Participation

Mr. Atkin, Ms. Devine, Mr. Kraef and Mr. Whiting served on the Compensation and Talent Committee in 2021. No member of the committee has served as one of our officers or employees at any time. None of our executive officers serve, or in the past fiscal year has served, as a member of the board of directors or Compensation Committee of any entity that has one or more of its executive officers serving on our Board of Directors or Compensation and Talent Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The 2015 Plan is our only equity-based compensation plan. The following table sets forth information as of December 31, 2021, concerning the 2015 Plan, which was approved by stockholders.

Plan Category	No. of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price per Share of Outstanding Options	No. of Securities Remaining Available for Future Issuance Under the 2015 Plan
Equity compensation plan approved by security holders	1,499,494	$3.62	6,865,213

Stock Ownership

The table below sets forth information known to us regarding the beneficial ownership of our Common Stock as of March 1, 2022, listing the number of shares and percentage of shares beneficially owned (based on 52,417,390 shares of Common Stock outstanding as of March 1, 2022) by:

•each stockholder, or group of affiliated stockholders, that we know owns more than 5% of our outstanding common stock;

•each of our named executive officers;

•each of our directors; and

•all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of March 1, 2022, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate percentage of outstanding Shares
Dow Inc.(1)	21,001,151	40.0%
PSP AGFS Holdings, L.P.(2)	32,180,491	38.0%

T. Rowe Price Associates, Inc.(3)	7,982,167	15.2%
TSP Capital Management Group, LLC(4)	2,771,800	5.3%
First Manhattan Co.(5)	2,731,245	5.2%
Nance K. Dicciani (6)	229,883	*
John Atkin	—	*
Robert J. Campbell	137,514	*
Alexander Corbacho	—	*
Denise L. Devine	74,083	*
Torsten Kraef	5,000	*
Kay Kuenker	—	*
Kevin Schwartz(7)	32,180,491	38.0%
Macauley Whiting, Jr.	93,492	*
Clinton Lewis(8)	117,481	1.5%
Thomas Ermi(9)	216,464	*
Graham Miao(10)	308,666	*
All directors and executive officers as a group (11 individuals)(11)	33,363,074	39.2%

*	Less than 1%.

(1)
Based on an amendment to Schedule 13D filed on June 17, 2020, and reflects the subsequent expiration in July 2020 of warrants previously held by Dow Inc. The business address of Dow Inc. is 2211 H.H. Dow Way, Midland, MI 48674.

(2)
Based on an amendment to Schedule 13D filed on November 3, 2020 by PSP, Paine Schwartz Food Chain Fund V GP, L.P. (“PSV LP”), Paine Schwartz Food Chain Fund V GP, Ltd. (“PSV LTD”), W. Dexter Paine, III and Kevin Schwartz, after giving effect to certain subsequent changes in ownership. Beneficial ownership of the Company’s common stock has been calculated based upon the as-converted voting power of shares of Series B Preferred Stock held by PSP AGFS Holdings, L.P. 0, assuming a conversion price of $5.00. According to the Schedule 13D, PSV LP is the general partner of PSP, PSV LTD is the general partner of PSV LP, and each of Mr. Paine and Mr. Schwartz are directors of PSV LTD and, as a result each may be deemed to beneficially own, and have shared voting and dispositive power of all shares of common stock. The business address of each of the reporting persons is c/o Paine Schwartz Partners, LLC, 475 Fifth Avenue, 17th Floor, New York, NY 10017.

(3)
Based on an amendment to Schedule 13G filed on February 14, 2022 by T. Rowe Price Associates, Inc. and T. Rowe Price Small-Cap Value Fund, Inc. The business address of each of the reporting persons is 100 E. Pratt Street, Baltimore, Maryland 21202.

(4)	Based on a Schedule 13G filed on January 14, 2022 by the reporting person. The business address of the reporting person is 382 Springfield Avenue, Suite 500, Summit, NJ 07901.

(5)	Based on an amendment to Schedule 13G filed on February 15, 2022 by the reporting person. The business address of the reporting person is 399 Park Avenue, New York, NY 10022.
(6)	Includes 3,000 shares which were acquired in the name of Ms. Dicciani’s domestic partner.

(7)	See footnote (2).

(8)	Consists of shares underlying restricted stock units that vest within 60 days of March 1, 2022.

(9)	Includes shares underlying restricted units that vest within 60 days of March 1, 2022 and upon exercise of stock options that are currently exercisable.

(10)	Includes shares underlying restricted units that vest within 60 days of March 1, 2022 and upon exercise of stock options that are currently exercisable.

(11)	See footnotes (6)-(10) above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, management believes that all of these reports were filed in a timely manner during 2021.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to our Company by Deloitte & Touche LLP for the fiscal years ended December 31, 2020 and December 31, 2021 are as follows:

	2020	2021
Audit Fees(1)	$1,100,850	$1,385,235
Audit-Related Fees(2)	98,470	9,395
Tax Fees	—	—
All Other Fees	—	—
Total	$1,199,320	$1,394,630

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted either because they are not applicable, not required, or because the required information is included in the consolidated financial statements or the notes thereto. The following documents are filed as part of this report:

		Page
(1)	Exhibits
	The Exhibits required to be filed are set forth on the Index to Exhibits immediately preceding the signature page to this Report and are incorporated herein by reference.	99

INDEX TO EXHIBITS

Exhibit No.	10	Description
1.1	(19)	ATM Sales Agreement, dated June 25, 2020, between AgroFresh Solutions, Inc. and Virtu Americas LLC.
3.1	(2)	Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2015.
3.2	(2)	Series A Certificate of Designation.
3.3	(3)	Amended and Restated Bylaws.
3.4	(4)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of September 3, 2015.
3.5	(16)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation
3.6	(13)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of November 2, 2017.
3.7	(5)	Certificate of Designation of Series B Convertible Preferred Stock.
4.1	(2)	Specimen Common Stock Certificate.
4.4	*	Description of securities.
10.1	(6)	Form of Indemnification Agreement.
10.2	(23)	Amended and Restated Credit Agreement, dated July 27, 2020
10.3	(23)	Registration Rights Agreement, dated July 27, 2020, between the Company and PSP AGFS Holdings, L.P.
10.4	(7)	Investment Agreement, dated June 13, 2020, between the Company and PSP AGFS Holdings, L.P.
10.5	(2)	Investor Rights Agreement, dated July 31, 2015, by and among AgroFresh Solutions, Inc., The Dow Chemical Company, Rohm and Haas Company, Boulevard Acquisition Sponsor, LLC, Robert J. Campbell, Joel Citron and Darren Thompson.
10.6	(2)	Tax Receivables Agreement, dated July 31, 2015, by and among AgroFresh Solutions, Inc., AgroFresh Inc., The Dow Chemical Company and Rohm and Haas Company.
10.7	(9)	AgroFresh Solutions, Inc. Incentive Compensation Plan.
10.8	(11)	Employment Agreement, dated July 14, 2016, between AgroFresh Solutions, Inc. and Jordi Ferre.
10.9	(12)	Services Agreement, dated November 29, 2016, among AgroFresh Solutions, Inc., RipeLocker LLC and George Lobisser.
10.10	(14)	Form of Stock Option Agreement used in connection with the AgroFresh Solutions, Inc. 2015 Incentive Compensation Plan
10.11	(14)	Form of Restricted Stock Agreement used in connection with the AgroFresh Solutions, Inc. 2015 Incentive Compensation Plan
10.12	(15)	Agreement dated April 4, 2017, among the registrant, The Dow Chemical Company, Rohm and Haas
10.13	(15)	First Amendment to Tax Receivables Agreement, dated April 4, 2017, among the registrant, The Dow Chemical Company, Rohm and Haas Company and AgroFresh Inc.
10.14	(15)	Letter Agreement, dated April 4, 2017, between the registrant and The Dow Chemical Company.
10.15	(15)	Letter Agreement, dated April 4, 2017, among the registrant, The Dow Chemical Company, Rohm and Haas Company and Boulevard Acquisition Sponsor, LLC.
10.16	(16)	First Amendment to 2015 Incentive Compensation Plan
10.17	(1)	Employment Agreement, dated as of September 15, 2015, between AgroFresh Solutions, Inc. and Thomas Ermi.
10.18	(8)	Offer Letter, dated August 20, 2018 between the Company and Graham Miao.
10.19	(17)	Amendment No. 2 to Credit Agreement, dated as of January 31, 2019.
10.20	(18)	Termination Agreement, dated December 20, 2019, among the registrant, The Dow Chemical Company, Rohm and Haas Company and AgroFresh Inc.
10.21	(20)	Change in Control Executive Severance Agreement, dated August 30, 2019, between the Company and Jordi Ferre.
10.22	(20)	Change in Control Executive Severance Agreement, dated August 30, 2019, between the Company and Graham Miao.

10.23	(20)	Change in Control Executive Severance Agreement, dated August 30, 2019, between the Company and Thomas Ermi.
10.24	(20)	Amended and Restated Employment Agreement, dated August 30, 2019.
10.25	(21)	Second Amendment to 2015 Incentive Compensation Plan
10.26	(22)	2019 Employee Stock Purchase Plan
10.27	(24)	Employment Agreement, dated April 12, 2021, between the Company and Clinton Lewis.
10.28	(24)	Change in Control Executive Severance Agreement, dated April 12, 2021, between the Company and Clinton Lewis.
14.1	(10)	AgroFresh Solutions, Inc. Code of Business Conduct.
21.1	*	List of subsidiaries.
23.1	*	Consent of Deloitte & Touche LLP.
24.1	*	Power of Attorney (included on the signature page to this report).
31.1	*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.LAB	*	XBRL Taxonomy Label Document
101.PRE	*	XBRL Presentation Linkbase Document
101.DEF	*	XBRL Definition Linkbase Document

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
(24) Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on April 12, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AgroFresh Solutions, Inc.
Date:	March 9, 2022

/s/ Clinton A. Lewis Jr.
By:	Clinton A. Lewis Jr.
Title:	Chief Executive Officer

/s/ Graham Miao
By:	Graham Miao
Title:	Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Clinton A. Lewis Jr. and Graham Miao, jointly and severally, his or her attorney—in—fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney—in—fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might do or could do in person hereby ratifying and confirming all that each of said attorneys—in—fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Clinton A. Lewis Jr.	Chief Executive Officer and Director	March 9, 2022
Clinton A. Lewis Jr.	(Principal Executive Officer)

/s/ Graham Miao	Executive Vice President and Chief Financial Officer	March 9, 2022
Graham Miao	(Principal Financial and Accounting Officer)

/s/ Nance K. Dicciani	Chair of the Board	March 9, 2022
Nance K. Dicciani

/s/ Robert J. Campbell	Director	March 9, 2022
Robert J. Campbell

/s/ Torsten Kraef	Director	March 9, 2022
Torsten Kraef

/s/ Denise L. Devine	Director	March 9, 2022
Denise L. Devine

/s/ Macauley Whiting, Jr.	Director	March 9, 2022
Macauley Whiting, Jr.

/s/ Kevin Schwartz	Director	March 9, 2022
Kevin Schwartz

/s/ Alexander Corbacho	Director	March 9, 2022
Alexander Corbacho

/s/ Kay Kuenker	Director	March 9, 2022
Kay Kuenker

/s/ John Atkin	Director	March 9, 2022
John Atkin