Form 10-Q
period 2022-03-31
AgroFresh Solutions, Inc.
filed 2022-05-11
CIK 1592016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
The number of shares of common stock outstanding as of April 27, 2022 was 52,649,897.

PART I - FINANCIAL INFORMATION
AgroFresh Solutions, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	March 31, 2022	December 31, 2021

ASSETS
Current Assets:
Cash and cash equivalents	$59,266	$61,930
Accounts receivable, net of allowance for doubtful accounts of $1,640 and $2,143, respectively	55,754	53,538
Inventories	22,357	19,780
Other current assets	23,549	19,878
Total Current Assets	160,926	155,126
Property and equipment, net	11,699	11,986
Intangible assets, net	535,970	546,652
Deferred income tax assets	7,402	7,392
Other assets	12,892	11,406
TOTAL ASSETS	$728,889	$732,562

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,124	$16,969
Current portion of long-term debt	3,378	3,362
Income taxes payable	2,297	2,382
Accrued expenses and other current liabilities	27,277	26,994
Total Current Liabilities	50,076	49,707
Long-term debt	253,807	254,194
Other noncurrent liabilities	8,118	6,256
Deferred income tax liabilities	33,663	34,833
Total Liabilities	345,664	344,990

Commitments and contingencies (see Note 20)
Temporary Equity:
Series B convertible preferred stock, par value $0.0001; 150 shares authorized and designated and 145 shares outstanding at March 31, 2022 and December 31, 2021, respectively	151,800	149,386
Redeemable non-controlling interest	7,705	7,787
Stockholders’ Equity:
Common stock, par value $0.0001; 400,000 shares authorized, 53,244 and 53,080 shares issued and 52,583 and 52,418 outstanding at March 31, 2022 and December 31, 2021, respectively	5	5
Preferred stock, par value $0.0001; 0.001 share authorized and outstanding at March 31, 2022 and December 31, 2021	—	—
Treasury stock, par value $0.0001; 661 shares at March 31, 2022 and December 31, 2021	(3,885)	(3,885)
Additional paid-in capital	523,544	529,303
Accumulated deficit	(251,747)	(248,660)
Accumulated other comprehensive loss	(44,197)	(46,364)
Total Stockholders' Equity	223,720	230,399
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$728,889	$732,562

 See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Net sales	$39,889	$38,992
Cost of sales (excluding amortization, shown separately below)	11,923	10,314
Gross profit	27,966	28,678
Research and development expenses	3,051	3,298
Selling, general and administrative expenses	11,892	13,551
Amortization of intangibles	10,718	10,763
Operating income	2,305	1,066
Other income	505	14,398
(Loss) gain on foreign currency exchange	(1,196)	433
Interest expense, net	(4,947)	(5,890)
(Loss) income before income taxes	(3,333)	10,007
Income taxes (benefit) expense	(164)	1,823
Net (loss) income including non-controlling interest	(3,169)	8,184
Less: Net loss attributable to non-controlling interests	(82)	(239)
Net (loss) income attributable to AgroFresh Solutions, Inc.	(3,087)	8,423
Less: Dividends on convertible preferred stock	6,436	6,005
Net (loss) income attributable to AgroFresh Solutions, Inc. common stockholders	($9,523)	$2,418

(Loss) earnings per share of common shares:
Basic	($0.18)	$0.03
Diluted	($0.18)	$0.03

Weighted average shares of common stock outstanding:
Basic	51,736	51,031
Diluted	51,736	52,296

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended March 31,
	2022	2021
Net (loss) income	($3,169)	$8,184
Other comprehensive (loss) income:
Foreign currency translation adjustments	2,167	(6,558)
Comprehensive (loss) income, net of tax	($1,002)	$1,626

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, December 31, 2021	—	$—	53,080	$5	($3,885)	$529,303	($248,660)	($46,364)	$230,399
Stock-based compensation	—	—	—	—	—	902	—	—	902
Issuance of stock, net of forfeitures	—	—	182	—	—	—	—	—	—
Shares withheld for taxes	—	—	(18)	—	—	(225)	—	—	(225)
Convertible preferred dividend	—	—	—	—	—	(6,436)	—	—	(6,436)
Net loss attributable to AgroFresh Solutions, Inc.	—	—	—	—	—	—	(3,087)	—	(3,087)
Comprehensive income	—	—	—	—	—	—	—	2,167	2,167
Balances, March 31, 2022	—	$—	53,244	$5	($3,885)	$523,544	($251,747)	($44,197)	$223,720

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, December 31, 2020	—	$—	53,092	$5	($3,885)	$552,776	($244,836)	($31,667)	$272,393
Stock-based compensation	—	—	—	—	—	752	—	—	752
Issuance of stock, net of forfeitures	—	—	(20)	—	—	—	—	—	—
Shares withheld for taxes	—	—	(21)	—	—	(43)	—	—	(43)
Convertible preferred dividend	—	—	—	—	—	(6,005)	—	—	(6,005)
Net loss attributable to AgroFresh Solutions, Inc.	—	—	—	—	—	—	8,423	—	8,423
Comprehensive loss	—	—	—	—	—	—	—	(6,558)	(6,558)
Balances, March 31, 2021	—	$—	53,051	$5	($3,885)	$547,480	($236,413)	($38,225)	$268,962

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net (loss) income	($3,169)	$8,184
Adjustments to reconcile net (loss) income to net cash provided in operating activities:
Depreciation and amortization	11,444	11,423
Stock-based compensation	902	752
Amortization of deferred financing costs	511	774
Deferred income taxes	(981)	937
Provision for bad debts	138	396
Loss on sales of property and equipment	5	7
Changes in operating assets and liabilities:
Accounts receivable	(321)	5,576
Inventories	(2,312)	1,256
Prepaid expenses and other current assets	(3,401)	(1,645)
Accounts payable	14	(2,584)
Accrued expenses and other liabilities	(292)	(607)
Income taxes payable	(214)	447
Other assets and liabilities	163	(1,590)
Net cash provided by operating activities	2,487	23,326
Cash flows from investing activities:
Capital expenditures	(596)	(430)
Net cash used in investing activities	(596)	(430)
Cash flows from financing activities:
Repayment of long-term debt	(823)	(9,904)
Payment of preferred dividends	(4,023)	(3,002)
Payment for redemption of convertible preferred stock	—	(5,330)
Net cash used in financing activities	(4,846)	(18,236)
Effect of exchange rate changes on cash and cash equivalents	291	(1,822)
Net (decrease) increase in cash and cash equivalents	(2,664)	2,838
Cash and cash equivalents, beginning of period	61,930	50,030
Cash and cash equivalents, end of period	$59,266	$52,868

Supplemental disclosures of cash flow information:
Cash paid for:
Cash paid for interest	$4,788	$5,012
Cash paid for income taxes	$1,945	$842
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property and equipment	$96	$95

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

AgroFresh Solutions, Inc. (the “Company”) is an agriculture technology innovator and global leader with a mission to prevent food loss and waste and conserve the planet’s resources by providing a range of science-based solutions, data-driven digital technologies and high-touch customer services. The Company supports growers, packers and retailers with solutions across the food supply chain to enhance the quality and extend the shelf life of fresh produce. The Company has 40 years of post-harvest experience across a broad range of crops, including revolutionizing the apple industry with the SmartFresh™ Quality System more than 20 years ago. The AgroFresh platform is powered by the Company's comprehensive portfolio that includes plant-based coatings, equipment and proprietary solutions that help improve the freshness supply chain from harvest to the home.

The Company has an extensive portfolio of solutions to extend freshness across the produce supply chain from near-harvest up to the point-of sale. These include Harvista™ for near-harvest optimization and the SmartFresh™ Quality System, the Company's flagship post-harvest freshness solutions. Additional post-harvest freshness solutions include fungicides that can be applied to meet various customer operational requirements in both foggable (ActiMist™) and liquid (ActiSeal™) delivery options. The Company has a controlling interest in AgroFresh Fruit Protection S.A. ("AgroFresh Fruit Protection") (formerly Tecnidex Fruit Protection, S.A.), a leading regional provider of post-harvest fungicides, disinfectants, coatings and packinghouse equipment for the citrus market. Beyond apples and pears, SmartFresh technology can provide ready-to-eat freshness for other fruits and vegetables including avocados, bananas, melons, tomatoes, broccoli and mangos. The Company has key products registered in approximately 50 countries, and supports customers by protecting over 25,000 storage rooms globally.

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

2.    Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments that are necessary for a fair presentation of the Company's condensed consolidated results of operations, financial condition and cash flows for the periods shown, including normal, recurring accruals and other items. The condensed consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year. For additional information, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2021. Certain prior period amounts have been reclassified to conform to the current year presentation.

COVID-19

The global health crisis caused by COVID-19 and the related government actions and stay at home orders have negatively impacted economic activity and increased political instability across the globe. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. There have been numerous obstacles presented and some localized financial impacts of the pandemic, including fluctuations in foreign currency exchange rates and customer demand and spending pattern changes. During the three months ended March 31, 2022, the COVID-19 pandemic did not have a significant adverse impact on the Company’s results of operations. While the Company is following the requirements of governmental authorities and taking additional preventative and protective measures to ensure the safety of its workforce, including remote working arrangements and varying procedures for essential workforce, the outbreak presents some uncertainty and risk with respect to the Company and its performance and financial results.

Adoption of Highly Inflationary Accounting in Argentina

GAAP requires the use of highly inflationary accounting for countries whose cumulative three-year inflation rate exceeds 100 percent. The Company closely monitors the inflation data and currency volatility in Argentina, where there are multiple data sources for measuring and reporting inflation. In the second quarter of 2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation rate in that country exceeded 100 percent as of June 30, 2018. As a result, the Company elected to adopt highly inflationary accounting as of July 1, 2018 for its subsidiary in Argentina. Under highly inflationary accounting, the functional currency of the Company's subsidiary in Argentina became the U.S. dollar, and its income statement and balance sheet will be measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on Argentine peso-denominated monetary assets and liabilities are reflected in earnings. As the three-year cumulative inflation rate exceeded 100 percent as of March 31, 2022, there is no change to highly inflationary accounting. As of March 31, 2022, the Company’s subsidiary in Argentina had net assets of ($8.7) million. Net sales attributable to Argentina were approximately 10.5% and 11% of the Company’s consolidated net sales for the three months ended March 31, 2022 and 2021, respectively.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographic region, product and timing of transfer of goods and services. The Company determined that disaggregating revenue into these categories achieves the disclosure objective of depicting how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenues for the three months ended March 31, 2022

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenues
Product
1-MCP based	$1,531	$6,567	$16,539	$6,114	$30,751
Fungicides, disinfectants and coatings	—	5,853	2,120	—	7,973
Other*	314	398	384	69	1,165
	$1,845	$12,818	$19,043	$6,183	$39,889

Pattern of Revenue Recognition
Products transferred at a point in time	$1,656	$12,431	$18,935	$6,140	$39,162
Services transferred over time	189	387	108	43	727
	$1,845	$12,818	$19,043	$6,183	$39,889

Revenues for the three months ended March 31, 2021

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenues
Product
1-MCP based	$1,764	$5,362	$18,741	$5,963	$31,830
Fungicides, disinfectants and coatings	14	4,546	1,547	—	6,107
Other*	156	400	451	48	1,055
	$1,934	$10,308	$20,739	$6,011	$38,992

Pattern of Revenue Recognition
Products transferred at a point in time	$1,767	$9,908	$20,627	$5,972	$38,274
Services transferred over time	167	400	112	39	718
	$1,934	$10,308	$20,739	$6,011	$38,992

*Other includes FreshCloud, technical services and sales-type equipment leases related to AgroFresh Fruit Protection.

(1)	North America includes the United States and Canada.
(2)	EMEA includes Europe, the Middle East and Africa.
(3)	Latin America includes Argentina, Brazil, Chile, Costa Rica, Colombia, Dominican Republic, Ecuador, Guatemala, Mexico, Peru and Uruguay.

(4)	Asia Pacific includes Australia, China, India, Japan, New Zealand, the Philippines, South Korea, Taiwan and Thailand.

Contract Assets and Liabilities

Accounting Standards Codification ("ASC") 606 Revenue from contracts with Customers requires an entity to present a revenue contract as a contract asset when the entity performs its obligations under the contract by transferring goods or services to a customer before the customer pays consideration or before payment is due. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g., receivable), before the entity transfers a good or service to the customer. The following table presents changes in the Company’s contract assets and liabilities during the three months ended March 31, 2022 and the year ended December 31, 2021:

(in thousands)	Balance at December 31, 2021	Additions	Deductions	Balance at March 31, 2022
Contract assets:
Unbilled revenue	$795	4,244	(2,587)	$2,452
Contract liabilities:
Deferred revenue	$635	1,766	(702)	$1,699

(in thousands)	Balance at December 31, 2020	Additions	Deductions	Balance at December 31, 2021
Contract assets:
Unbilled revenue	$1,484	17,617	(18,306)	$795
Contract liabilities:
Deferred revenue	$1,474	4,123	(4,962)	$635

The Company recognizes contract assets in the form of unbilled revenue in instances where services are performed by the Company but not billed by period end. The Company recognizes contract liabilities in the form of deferred revenue in instances where a customer pays in advance for future services to be performed by the Company. The Company generally receives payments from its customers based on standard terms and conditions. No significant changes or impairment losses occurred to contract balances during the three months ended March 31, 2022. Amounts reclassified from unbilled revenue to accounts receivable for the three months ended March 31, 2022 and for the year ended December 31, 2021 were $2.6 million and $18.3 million, respectively. Amounts reclassified from deferred revenue to revenue for the three months ended March 31, 2022 and for the year ended December 31, 2021 were $0.7 million and $5.0 million, respectively.

Recently Issued Accounting Standards and Pronouncements

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

During 2016, the Company made a minority investment in RipeLocker, LLC ("RipeLocker"), a company led by George Lobisser who was formerly a director of the Company. In February 2019, the Company made a further minority investment in RipeLocker. As of and for the three months ended March 31, 2022, there were no material amounts paid or owed to RipeLocker or Mr. Lobisser. Mr. Lobisser resigned as a director of the Company on February 18, 2021.

4.    Inventories
Inventories at March 31, 2022 and December 31, 2021 consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Raw material	$3,237	$2,726
Work-in-process	4,956	3,746
Finished goods	13,219	12,520
Supplies	945	788
Total inventories	$22,357	$19,780

5.     Other Current Assets
The Company's other current assets at March 31, 2022 and December 31, 2021 consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
VAT receivable	$12,371	$10,220
Income tax receivable	7,461	6,256
Prepaid and other current assets	3,717	3,402
Total other current assets	$23,549	$19,878

6.    Property and Equipment
Property and equipment at March 31, 2022 and December 31, 2021 consisted of the following:

(in thousands, except for useful life data)	Useful life (years)	March 31, 2022	December 31, 2021
Buildings and leasehold improvements	7-20	$7,275	$6,967
Machinery & equipment	1-12	13,805	13,158
Furniture	1-12	2,942	2,927
Construction in progress		1,196	1,780
		25,218	24,832
Less: accumulated depreciation		(13,519)	(12,846)
Total property and equipment, net		$11,699	$11,986

Depreciation expense was $0.7 million for each of the three months ended March 31, 2022 and 2021. Depreciation expense is recorded in cost of sales, selling, general and administrative expense and research and development expense in the unaudited condensed consolidated statements of operations.

7.    Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the year ended December 31, 2021 were as follows:

(in thousands)	December 31, 2021
Beginning balance	$6,925
Foreign currency translation	(545)
Impairment of goodwill	(6,380)
Ending balance	$—

As a result of the operating segment realignment discussed in Note 19 - Segment Information, the composition of the Company's reporting units for the evaluation of goodwill impairment has changed. Historically, the Company's reporting units were identified at the operating segment level, which consisted of AgroFresh Core and AgroFresh Fruit Protection and all of the Company's goodwill was assigned to the AgroFresh Fruit Protection reporting unit. Effective December 31, 2021, the Company concluded that it has one operating segment and one reporting unit, which resulted in the reassignment of its goodwill to its stand-alone reporting unit. Prior to the change, the Company tested goodwill for impairment at the previous reporting unit, which did not result in any impairment charge. Based upon the Company's impairment assessment at the new reporting unit (consolidated AgroFresh), the Company determined the carrying amount of the consolidated entity exceeded its fair value. As a result, the Company recorded $6.4 million in goodwill impairment charges during the year ended December 31, 2021.

The Company’s intangible assets at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022			December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Developed technology	$798,640	($303,707)	$494,933	$798,669	($293,920)	$504,749
Customer relationships	19,583	(7,242)	12,341	19,778	(6,948)	12,830
Software	11,175	(10,386)	789	10,992	(10,235)	757
Trade name	3,576	(1,073)	2,503	3,635	(727)	2,908
Other	100	(96)	4	100	(92)	8
Total intangible assets with finite lives	833,074	(322,504)	510,570	833,174	(311,922)	521,252
Intangible assets with indefinite lives:
Trade name	23,400	—	23,400	23,400	—	23,400
Service provider network	2,000	—	2,000	2,000	—	2,000
Total intangible assets with indefinite lives	25,400	—	25,400	25,400	—	25,400
Total intangible assets	$858,474	($322,504)	$535,970	$858,574	($311,922)	$546,652

At March 31, 2022, the weighted-average amortization periods remaining for developed technology, customer relationships, software, trade name and other was 13.2, 11.3, 2.2, 1.8 and 0.3 years, respectively, and the weighted-average amortization periods remaining for these finite-lived intangible assets was 13.1 years.

Estimated annual amortization expense for finite-lived intangible assets subsequent to March 31, 2022 is as follows:

(in thousands)	Amount
2022 (remaining)	$31,783
2023	42,329
2024	40,729
2025	40,525
2026	40,286
Thereafter	314,918
Total	$510,570

Amortization expense for intangible assets was $10.7 million and $10.8 million for the three months ended March 31, 2022 and 2021, respectively.

8.    Other Assets

The Company’s other assets at March 31, 2022 and December 31, 2021 consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Right-of-use asset	$7,831	$6,258
Long-term sales-type lease receivable	2,892	2,860
Other long-term receivable	2,169	2,288
Total other assets	$12,892	$11,406

Other long-term receivable of $0.8 million was deemed uncollectible and was written off to other expense during the year ended December 31, 2021.

9.    Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities at March 31, 2022 and December 31, 2021 consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Accrued taxes	$10,491	$8,267
Accrued compensation and benefits	6,622	8,227
Bank overdraft	2,274	1,612
Deferred revenue	1,699	635
Lease liability	1,400	1,624
Accrued rebates payable	887	756
Severance	383	1,259
Accrued interest	74	72
Other	3,447	4,542
Total accrued and other current liabilities	$27,277	$26,994

Other current liabilities include primarily professional services and research and development accruals.

10.    Debt
The Company’s debt, net of unamortized deferred issuance costs, at March 31, 2022 and December 31, 2021 consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Total term loan outstanding	$261,813	$262,501
Unamortized deferred issuance costs	(5,955)	(6,434)
AgroFresh Fruit Protection loan outstanding	1,327	1,489
Less: Amounts due within one year	3,378	3,362
Total long-term debt due after one year	$253,807	$254,194

Amended Credit Facility

On July 27, 2020, the Company completed a comprehensive refinancing (the “Refinancing”) by (i) entering into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with the other loan parties party thereto, Bank of Montreal, as administrative agent and the lenders party thereto, and (ii) consummating the transactions contemplated by the Investment Agreement (as defined and described in Note 15 – Series B Convertible Preferred Stock and Stockholders’ Equity). The Amended

Credit Agreement amends and restates in its entirety the Credit Agreement a subsidiary of the Company had with Bank of Montreal that was entered into on July 31, 2015.

The Amended Credit Agreement provides for a $25.0 million revolving credit facility (the “Amended Revolving Loan”), which matures on June 30, 2024, and a $275.0 million term credit facility (the “Amended Term Loan” and, together with the Amended Revolving Loan, the “Amended Credit Facility”), which matures on December 31, 2024. The Amended Credit Facility includes a $5.0 million swingline commitment and a $10.0 million letter of credit sub-limit. Loans under the Amended Term Loan bear interest at a rate equal to, at the Company’s option, either the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus an Applicable Rate of 6.25% per annum, or the Alternate Base Rate plus an Applicable Rate of 5.25% per annum. Loans under the Amended Revolving Loan bear interest at a rate equal to, at the Company’s option, the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus the Applicable Rate ranging from 6.25% to 6.0% per annum, based on certain ratios. The interest rate was 7.25% for the three months ended March 31, 2022. The Company is also required to pay a commitment fee on the unused portion of the Amended Revolving Loan at a rate ranging from 0.5% to 0.375%, based on certain ratios. The Company is required to make mandatory prepayments of outstanding indebtedness under the Amended Credit Agreement under certain circumstances. During the three months ended March 31, 2021, a prepayment of principal of $9.1 million was made.

The obligations of AgroFresh Inc., a wholly-owned subsidiary of the Company and the borrower under the Amended Credit Facility, are initially guaranteed by the Company and the Company’s wholly-owned subsidiary, AF Solutions Holdings LLC (together with AgroFresh Inc. and the Company, the “Loan Parties”) and may in the future be guaranteed by certain other domestic subsidiaries of the Company. The obligations of the Loan Parties under the Amended Credit Agreement and other loan documents are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in all tangible and intangible assets of the Loan Parties, except for certain excluded assets, and equity interests of certain foreign subsidiaries of the Loan Parties held by the Loan Parties (subject to certain exclusions and limitations).

The interest expense related to the amortization of the Amended Credit Facility debt issuance costs during each of the three months ended March 31, 2022 and 2021 was $0.5 million. As of March 31, 2022, there were $6.0 million of unamortized deferred issuance costs.

At March 31, 2022, there was $261.8 million outstanding under the Amended Term Loan and no balance outstanding under the Amended Revolving Loan. At March 31, 2022, the Company evaluated the amount recorded under the Amended Term Loan and determined that the fair value was approximately $260.5 million. The fair value of the debt is based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.

Certain restrictive covenants are contained in the Amended Credit Agreement, and the Company was in compliance with these covenants as of March 31, 2022.

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

Scheduled principal repayments of the Company's debt subsequent to March 31, 2022 are as follows:

(in thousands)	Amount
2022 (remaining)	$2,527
2023	3,092
2024	257,242
2025	279
Total	$263,140

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

Lease expense is primarily included in general and administrative expenses in the unaudited condensed consolidated statements of operations. Additional information regarding the Company's operating leases is as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating Lease Cost
Operating leases	$502	$555
Short-term leases (1)	87	190
Total lease expense	$589	$745
(1)    Leases with an initial term of twelve months or less are not recorded on the balance sheet.

Other information on operating leases:

	Three Months Ended March 31,
	2022	2021
Cash payments included in operating cash flows	$487	$601
Right-of-use assets obtained in exchange for new lease	$2,757	$123
Weighted average discount rate	7.69%	8.77%
Weighted average remaining lease term in years	6.3 years	4.5 years

The following table presents the contractual maturities of the Company's lease liabilities as of March 31, 2022.

(in thousands)	Lease Liability
Remainder of 2022	$1,515
2023	1,748
2024	1,507
2025	1,326
2026	1,226
Thereafter	2,879
Total undiscounted lease payments	10,201
Less: present value adjustment	2,092
Operating lease liability	$8,109

12.    Other Noncurrent Liabilities
The Company’s other noncurrent liabilities at March 31, 2022 and December 31, 2021 consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Lease liability	$6,709	$4,790
Other (1)	1,409	1,466
Total other noncurrent liabilities	$8,118	$6,256

(1) Other noncurrent liabilities include long-term rebates and pension liabilities.

13.    Severance
Severance expense was $0.1 million and $0.02 million for the three months ended March 31, 2022 and 2021, respectively. These amounts, which do not include stock compensation expense, were recorded in selling, general and administrative expense in the unaudited condensed consolidated statements of operations. As of March 31, 2022 and December 31, 2021, the Company had $0.4 million and $1.3 million of severance liability, respectively.

14.     Redeemable Non-Controlling Interest ("NCI")

On November 7, 2017, the Company entered into a definitive agreement to acquire a controlling-interest in AgroFresh Fruit Protection. The transaction was closed on December 1, 2017. At the effective date of the acquisition, the Company acquired 75% of the outstanding capital stock of AgroFresh Fruit Protection. In connection with the acquisition of AgroFresh Fruit Protection, the Company concurrently entered into option agreements ("Option Agreement") with the Seller related to the remaining 25% equity interest. The Option Agreement permits the residual interest to be "put" by the Seller to the Company, or to allow the Company to "call" the residual interest gradually over time as outlined in the agreement. The Seller's ownership of AgroFresh Fruit Protection represents a NCI to the Company, which is classified outside of stockholders' equity as the option of the Seller is redeemable. As of March 31, 2022 the carrying amount of the NCI was $7.7 million in the unaudited condensed consolidated balance sheet. Any changes in the redemption value of the NCI are included as an adjustment to Additional paid-in capital on the balance sheet.

The following table summarizes the changes to the Company's redeemable NCI.

(in thousands)	March 31, 2022	December 31, 2021
Beginning balance	($7,787)	($8,446)
Net loss attributable to redeemable non-controlling interest	82	2,258
Adjustment of NCI to redemption value	—	(1,599)
Ending balance	($7,705)	($7,787)

15.    Series B Convertible Preferred Stock and Stockholders’ Equity
Series B Convertible Preferred Stock
On June 13, 2020, the Company entered into an Investment Agreement (the “Investment Agreement”) with PSP, an affiliate of Paine Schwartz Partners, LLC, pursuant to which, subject to certain closing conditions, PSP agreed to purchase in a private placement an aggregate of $150,000,000 of convertible preferred equity of the Company. The transaction closed on July 27, 2020 (the "Closing Date"), and a total of 150,000 shares of the Company’s newly-designated Series B-1 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-1 Preferred Stock”), were purchased in such transaction (the “Private Placement”). On September 22, 2020, following the approval of the transactions contemplated by the Investment Agreement by the necessary regulatory body, the Company issued to PSP, for no additional consideration, a total of 150,000 shares of the Company’s newly-designated Series B-2 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-2 Preferred Stock”). On September 25, 2020 (the "Exchange Date"), PSP elected to exchange the shares of the Company’s Series B-1 Convertible Preferred Stock and Series B-2 Preferred Stock held by it for a total of 150,000 shares of the Company’s newly-designated Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). Accordingly, effective as of the Exchange Date, the Company issued 150,000 shares of Series B Convertible Preferred Stock, par value $0.0001 per share, to PSP and all of the shares of Series B-1 Preferred Stock and Series B-2 Preferred Stock held by PSP were cancelled. No shares of Series B-1 Preferred Stock or Series B-2 Preferred Stock were outstanding as of March 31, 2022.

The Series B Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series B Preferred Stock has a liquidation preference of $1,000 per share (the “Stated Value”). Holders of the Series B Preferred Stock are entitled to a cumulative dividend at a rate of 16% per annum, of which 50% was payable in cash and 50% was payable in kind until the first anniversary of the Closing Date, after which 50% is payable in cash, 37.5% is payable in kind, and the remaining 12.5% is payable in cash or in kind, at the Company’s option, subject in each case to adjustment under certain circumstances. Dividends on the Series B Preferred Stock are cumulative and payable quarterly in arrears. All dividends that are paid in kind will accrete to, and increase, the Stated Value. The applicable dividend rate is subject to increase by 2% per annum during any period that the Company is in breach of certain provisions of the Certificate of Designation of the Series B Preferred Stock. The Series B Preferred Stock has been classified as temporary equity as it may be contingently redeemable in the event of a change of control, which is outside of the Company's control.

Associated with the Series B Preferred Stock, the Company paid dividends of $2.4 million in kind and $4.0 million in cash during the three months ended March 31, 2022. The Company paid dividends of $3.0 million in kind and $3.0 million in cash during the three months ended March 31, 2021 associated with the Series B Preferred Stock. As of March 31, 2022 and December 31, 2021, the Company had no accrued dividends.

The Series B Preferred Stock is convertible into Common Stock at the election of the holder at any time at an initial conversion price of $5.00 (“Conversion Price”). The Conversion Price is subject to customary adjustments, including for stock splits and other reorganizations affecting the Common Stock and pursuant to certain anti-dilution provisions for below market issuances. As of March 31, 2022 and December 31, 2021, the maximum number of shares of common stock that could be issued upon conversion of the outstanding shares of Series B Preferred Stock was 32.7 million and 32.2 million shares, respectively.

During the three months ended March 31, 2021, the Company redeemed 4,954 shares of Series B Preferred Stock for $5.3 million. The below table outlines the change in Series B Preferred Stock during the three months ended March 31, 2022 and the year ended December 31, 2021.

	Series B Convertible Preferred Stock
(in thousands)	Shares	Amount
Balance at December 31, 2020	150	$143,728
Redemption of shares	(5)	(5,330)
In kind dividend	—	10,988
Balance at December 31, 2021	145	149,386
In kind dividend	—	2,414
Balance at March 31, 2022	145	$151,800

In connection with the consummation of the Investment Agreement, the Company and PSP entered into a Registration Rights Agreement (as amended, the “Registration Rights Agreement”), dated as of July 27, 2020. The Registration Rights Agreement provides that the Company will use its commercially reasonable efforts to prepare and file a shelf registration statement with the SEC within 30 days following a written request by PSP, and will use its commercially reasonable efforts to cause such shelf registration statement to be declared effective as promptly as is reasonably practicable after its filing to permit the public resale of registrable securities covered by the Registration Rights Agreement. The registrable securities generally include any shares of the Company’s common stock into which the Series B Preferred Stock is convertible, and any other securities issued or issuable with respect to any such shares of common stock by way of share split, share dividend, distribution, recapitalization, merger, exchange, replacement or similar event or otherwise.

Common Stock

The authorized common stock of the Company consists of 400 million shares with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of March 31, 2022, there were approximately 52.6 million shares of common stock outstanding.

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

16.    Stock-based Compensation
The Company's stock-based compensation is in accordance with the Company's amended 2015 Incentive Compensation Plan (the “Plan”), pursuant to which the Compensation Committee of the Company is authorized to grant up to 13.65 million shares to officers and employees of the Company, in the form of equity-based awards, including time or performance based options and restricted stock. In addition, the Company may grant cash-settled awards, including stock-appreciation rights (SARs) and phantom stock awards.

In June 2019, the Company's shareholders approved the 2019 Employee Stock Purchase Plan (the "ESPP"), which was effective July 1, 2019. In August 2021, the number of shares reserved for issuance under the ESPP was increased to 1.25 million. The ESPP allows eligible employees to purchase shares of common stock at a discount of up to 15% through payroll deductions of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods beginning January 1 and July 1 of each year, and each offering period consists of a six-month purchase period. On each purchase date, eligible employees may purchase the Company's common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. As of March 31, 2022, 468,384 shares had been issued under the ESPP.

Stock compensation expense for equity-classified and liability-classified awards was $1.0 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively. Stock compensation expense is recognized in cost of goods sold, selling, general and administrative expenses and research and development expenses. At March 31, 2022, there was $5.0 million of unrecognized compensation cost relating to outstanding unvested equity instruments expected to be recognized over the weighted average period of 1.8 years.

17.    Earnings Per Share
The Company computes (loss) earnings per share ("EPS") using the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. The outstanding shares of Series B Preferred Stock are participating securities because holders have non-forfeitable dividend rights and participate in undistributed earnings with common stock.

Basic EPS was computed by dividing net (loss) income allocable to common stockholders, after deducting undistributed earnings allocated to participating securities, by the weighted-average number of shares of common stock outstanding.

For the calculation of diluted EPS, net income for basic EPS is adjusted by the effect of dilutive securities. Diluted EPS attributable to common stockholders is computed by dividing the resulting net income for basic EPS adjusted by the effect of dilutive preferred stock by the weighted-average number of shares adjusted for the effect of dilutive shares. The Company also applied the if-converted method to calculate dilution on the Series B Preferred Stock, which resulted in 31.0 million additional shares. This calculation was anti-dilutive.

The Company had a net loss for the three months ended March 31, 2022. Therefore, the effect of stock-based awards including options, restricted stock and restricted stock units outstanding at March 31, 2022 were excluded in the computation of diluted loss per share because their inclusion would have been anti-dilutive.

The following table sets forth the computation of basic and diluted EPS of common stock for the three months ended March 31, 2022 and 2021:

		Three Months Ended March 31,
(in thousands, except per share data)		2022	2021
Basic (loss) earnings per share:
Numerator	Net (loss) income attributable to common stockholders	($9,523)	$2,418
	Less: Net income allocable to participating preferred stock	—	914
	Net (loss) income allocable to common stockholders	(9,523)	1,504

Denominator	Weighted average number of common stock outstanding	51,736	51,031

	Basic (loss) earnings per share:	($0.18)	$0.03

Diluted (loss) earnings per share:
Numerator	Net (loss) income allocable to common stockholder	($9,523)	$1,504

Denominator	Weighted average number of shares
	Common stock outstanding	51,736	51,031
	Dilutive effect of restricted stock and restricted stock units	—	1,265
	Weighted number of shares used for diluted (loss) earnings per share	51,736	52,296

	Diluted (loss) earnings per share	($0.18)	$0.03

The following represents the weighted average number of shares that could potentially dilute basic earnings per share in the future:

	Three Months Ended March 31,
(in thousands)	2022	2021
Convertible preferred stock	32,186	—
Stock-based compensation awards(1):
Stock options	1,507	800
Restricted stock awards and restricted stock units	3,668	22
(1) SARs and Phantom stocks are payable in cash and will therefore have no impact on number of shares.

18.    Income Taxes
The provision for income taxes consists of provisions for federal, state and foreign income taxes. The effective tax rates for the periods ended March 31, 2022 and March 31, 2021, reflect the Company’s expected tax rate on reported income (loss) from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in the U.S. and various other jurisdictions outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

The Company's U.S. operations have incurred cumulative taxable losses through March 31, 2022. The Company’s U.S. net operating loss carry forwards and carry forwards of other tax attributes are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. The utilization of the tax attributes have become restricted because of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This limits the amount of the tax attributes that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, was determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. Please refer to Note 3 - Related Party Transactions regarding the ownership change in the quarter ended September 30, 2020. The Company completed a Section 382 study and determined the ownership change gave rise to the restrictions that will limit the realizability of certain U.S. tax attributes and built-in losses related to future intangible amortization tax deductions. These limitations apply to the corresponding tax attributes and built-in losses incurred before the ownership change.

The effective tax rate for the three months ended March 31, 2022 differs from the U.S. statutory tax rate of 21%, primarily because of foreign exchange currency gains and losses and certain non-taxable items. The Company's effective tax rate for the three months ended March 31, 2022 was 4.9%, compared to the effective tax rate for the three months ended March 31, 2021 of 18.2%.

19.    Segment Information
ASC 280 requires use of the management approach for segment reporting. The management approach is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Through the nine months ended September 31, 2021, the Company had operated and managed our business as two reportable segments, AgroFresh Core and AgroFresh Fruit Protection (formerly Tecnidex). Due to changes in senior management, as well as the integration of AgroFresh Fruit Protection with the Company's Core business operational and reporting structure, during the fourth quarter of 2021, the Company determined that it has one reportable segment as of December 31, 2021. Since the Company operates in one operating segment, all required financial segment information can be found in the unaudited condensed consolidated financial statements.

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

21.    Fair Value Measurements
Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the fair value of the Company's financial instruments that are measured at fair value on a recurring basis as of March 31, 2022.

(in thousands)	Level 3
Liability-classified stock compensation (1)	$275

The following table presents the fair value of the Company's financial instruments that are measured at fair value on a recurring basis as of December 31, 2021.

(in thousands)	Level 3
Liability-classified stock compensation (1)	$241

(1) The fair values of performance-based phantom shares granted in 2020 were estimated using a Monte Carlo simulation pricing model with the assumptions described below:

Grant date fair value	$1.70
Risk-free interest rate	0.27%
Expected life (years)	2.71
Estimated volatility factor	65.8%
Expected dividends	None

There were no transfers between Level 1 and Level 2 and no transfers out of Level 3 of the fair value hierarchy during the three months ended March 31, 2022.

At March 31, 2022, the Company evaluated the amount recorded under the Amended Term Loan and determined that the fair value was approximately $260.5 million. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis
The following table presents the changes during the periods presented in our Level 3 financial instruments that are measured at fair value on a recurring basis.

(in thousands)	Liability-classified stock compensation
Balance, December 31, 2021	$241
Stock compensation activity	34
Balance, March 31, 2022	$275

22.    Other Income

During the three months ended March 31, 2022, the Company had other income of $0.5 million which related primarily to the receipt of data sharing income. The Company had other income of $14.4 million during the three months ended March 31, 2021 related primarily to the receipt of proceeds from the settlement of a litigation matter.

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

Note Regarding Forward-Looking Statements
All statements other than statements of historical fact included in this Report including, without limitation, statements in this MD&A regarding the Company's financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results and/or the timing of events could differ materially from those contemplated by these forward-looking statements due to a number of factors, including those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K") as well as the update to those Risk Factors disclosed in Part II, Item 1A of this Report. Any forward-looking statements included in this Report are based only on information currently available to the Company and speak only as of the date on which such statements are made. The Company undertakes no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by this paragraph.

Business Overview
AgroFresh is a global leader in delivering innovative food preservation and waste reduction solutions for fresh produce. The Company is empowering the food industry with a range of integrated solutions designed to help growers, packers and retailers improve produce freshness and quality while reducing waste. AgroFresh has key products registered in over 50 countries, and supports customers by protecting approximately 25,000 storage rooms globally. AgroFresh's solutions range from near-harvest with Harvista™ and LandSpring™ to its flagship post-harvest SmartFresh™ Quality System. Additional post-harvest freshness solutions include fungicides that can be applied to meet various customer operational requirements, in either a foggable (ActiMist™) or liquid (ActiSeal™) delivery form. To supplement our near- and post-harvest product solutions, our FreshCloud™ digital technology platform includes analytical, diagnostic and tracking services that provide a range of value-added capabilities to help customers optimize the quality of their produce. Beyond apples, SmartFresh technology can provide ready-to-eat freshness for other fruits and vegetables including avocados, bananas, melons, tomatoes, broccoli and mangos.

In December 2017, AgroFresh acquired a controlling interest in AgroFresh Fruit Protection (formerly known as Tecnidex). With this acquisition, AgroFresh expanded its industry-leading post-harvest presence into additional crops and increased its penetration of the produce market in southern Europe, Latin America and Africa. For over 35 years, AgroFresh Fruit Protection has been helping fruit and vegetable producers offer clean, safe and high-quality products to customers in 18 countries. AgroFresh Fruit Protection offers a portfolio of post-harvest fungicides, coatings and disinfectants, packinghouse equipment and associated consulting and after-sale services to improves the quality and value of customers’ fruit and vegetables while respecting the environment. AgroFresh Fruit Protection further diversified AgroFresh’s revenue by allowing the Company to provide solutions and service to the citrus industry.

Freshness is the most important driver of consumer satisfaction when it comes to produce and, at the same time, food waste is a major issue in the industry. About one-third of the total food produced worldwide is lost or wasted each year. Nearly 50% of all fresh fruits and vegetables are lost to spoilage. AgroFresh plays a key role in the value chain by offering products and services that maintain produce freshness and reduce waste.

AgroFresh’s flagship SmartFresh Quality System regulates the post-harvest ripening effects of ethylene, the naturally occurring plant hormone that triggers ripening in certain fruits and vegetables. SmartFresh degrades naturally, leaves no detectable residue and has been approved for use by many domestic and global regulatory organizations. Harvista extends the Company’s proprietary technology into the field, including treatment of cherries early in the growing season and near-harvest management of apples, pears and blueberries. FreshCloud™ is our digital technology services platform, which continues to expand. Launched in 2020, FreshCloud Quality Inspection is a proprietary cloud-based mobile quality management service that digitizes what was formerly a manual quality control process and captures, organizes and analyzes quality metrics in real time. LandSpring™ is an innovative 1-MCP technology targeted to transplanted vegetable seedlings. It is currently registered for use on tomatoes, peppers and 14 other crops in the US. It reduces transplant shock, resulting in less seedling mortality and faster crop establishment, which leads to a healthier crop and improved yields.
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

Impact of COVID-19

In March 2020, the COVID-19 outbreak was declared a National Public Health Emergency which continues to spread throughout the world and has adversely impacted global activity and contributed to significant volatility in financial markets. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. During the three months ended March 31, 2022, the COVID-19 pandemic did not have a significant adverse impact on our results of operations. However, there were numerous obstacles presented and some localized financial impacts of the pandemic, including fluctuations in foreign currency exchange rates and customer demand and spending pattern changes. While the Company is following the requirements of governmental authorities and taking additional preventative and protective measures to ensure the safety of its workforce, including implementing remote working arrangements and varying procedures for essential workforce, we cannot be 100% certain that there will not be any incidents across our global operations that may cause service interruptions. The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of the coronavirus outbreak, although the Company operates in an industry that thus far has not been as severely impacted as others. Nevertheless, the outbreak presents some uncertainty and risk with respect to the Company and its performance and financial results.

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

Integrated Direct Service Model
AgroFresh offers the Company’s commercially available products, including SmartFresh and Harvista, primarily through a direct service model. Sales and sales support personnel maintain face-to-face relationships with customers year round. Technical sales and support personnel work with customers to provide value-added advisory services regarding the application of SmartFresh. The actual application of SmartFresh is performed by service providers that are typically third-party contractors. Harvista is applied through both ground and aerial application, which are administered by third-party service providers or made by our customers directly.

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

Critical Accounting Policies and Use of Estimates
Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations and that require the use of complex and subjective estimates based upon management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ materially from these estimates. There have been no material changes to our critical accounting policies and estimates previously disclosed in the 2021 Form 10-K. For a description of our critical accounting policies and estimates as well as a listing of our significant accounting policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates” and “Note 2 - Basis of Presentation and Summary of Significant Accounting Policies” in the 2021 Form 10-K.
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

Results of Operations
The following table summarizes the results of operations for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net sales	$39,889	$38,992
Cost of sales (excluding amortization, shown separately below)	11,923	10,314
Gross profit	27,966	28,678
Research and development expenses	3,051	3,298
Selling, general and administrative expenses	11,892	13,551
Amortization of intangibles	10,718	10,763
Operating income	2,305	1,066
Other income	505	14,398
(Loss) gain on foreign currency exchange	(1,196)	433
Interest expense, net	(4,947)	(5,890)
(Loss) income before income taxes	(3,333)	10,007
Income taxes (benefit) expense	(164)	1,823
Net (loss) income including non-controlling interest	(3,169)	8,184
Less: Net loss attributable to non-controlling interest	(82)	(239)
Net (loss) income attributable to AgroFresh Solutions, Inc.	(3,087)	8,423
Less: Dividends on convertible preferred stock	6,436	6,005
Net (loss) income attributable to AgroFresh Solutions, Inc. common stockholders	($9,523)	$2,418

Comparison of Results of Operations for the three months ended March 31, 2022 versus the three months ended March 31, 2021.

Net Sales

Net sales were $39.9 million for the three months ended March 31, 2022, as compared to net sales of $39.0 million for the three months ended March 31, 2021, an increase of 2.3%. The impact of the change in foreign currency exchange rates compared to the first quarter of 2021 decreased revenue by $1.2 million. Excluding this impact, revenue increased approximately 5.5%, primarily driven by leveraging a portfolio of diverse solutions. Each of the Company's diversification categories generated growth in the first quarter. Growth within Fungicides & Disinfectants was driven by market penetration and product expansion in the Middle East. The Other 1-MCP category was supported by Harvista, which experienced strong growth in South Africa, supported by an early harvest and larger crop size. This was partially offset by SmartFresh for Apple declines in the Latin America region due to unfavorable weather events.

Cost of Sales

Cost of sales was $11.9 million for the three months ended March 31, 2022, as compared to $10.3 million for the three months ended March 31, 2021. Gross profit margin was 70.1% for the three months ended March 31, 2022 versus 73.5% for the three months ended March 31, 2021. The lower gross margin reflects the Company’s strategic transition to a more diversified product portfolio, as well as higher materials costs associated with inflationary pressures.

Research and Development Expenses

Research and development expenses were $3.1 million and $3.3 million, respectively, for the three months ended March 31, 2022 and March 31, 2021. The decrease was primarily related to timing of projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $11.9 million for the three months ended March 31, 2022, compared to $13.6 million for the three months ended March 31, 2021, a decrease of 12.2%. Included in selling, general and administrative expenses were $0.3 million in the current year and $0.8 million in the prior year of costs associated with non-recurring items that include M&A and litigation, along with severance. Excluding these items, selling general and administrative expenses decreased approximately 9.0% in the first quarter versus the prior year period, driven primarily by the timing of expenses.
Amortization of Intangibles

Amortization of intangible assets was $10.7 million for the three months ended March 31, 2022, compared to $10.8 million for the three months ended March 31, 2021.

Other Income

Other income was $0.5 million for the three months ended March 31, 2022, as compared to income of $14.4 million for the three months ended March 31, 2021. Other income in 2021 was due to the receipt of proceeds from the settlement of a litigation matter.

(Loss) Gain on Foreign Currency

Loss on foreign currency was $1.2 million for the three months ended March 31, 2022, as compared to a gain of $0.4 million for the three months ended March 31, 2021. During the first quarter of 2022, foreign currency losses were recognized related to U.S. dollar intercompany receivables from the euro and Argentinian peso, which grew weaker relative to the U.S. dollar.

Interest Expense, Net

Interest expense was $4.9 million for the three months ended March 31, 2022, as compared to $5.9 million for the three months ended March 31, 2021. The decrease was primarily due to higher interest income on investments of $0.3 million, lower debt amortization of $0.3 million and to lower interest on the long-term debt due to a lower principal balance of $0.2 million.

Income Taxes

Income tax benefit was $0.2 million for the three months ended March 31, 2022, compared to income tax expense of $1.8 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, the quarter’s largest effective tax rate modification is related to foreign exchange currency gains and losses and certain non-taxable items.

Non-GAAP Measures

The following tables set forth the non-GAAP financial measures of EBITDA, Adjusted EBITDA and non-GAAP constant currency net sales. The Company believes these non-GAAP financial measures provide meaningful supplemental information as they are used by the Company’s management to evaluate the Company’s performance (including for incentive bonuses and bank covenant reporting), are more indicative of future operating performance of the Company, and facilitate a better comparison among fiscal periods. These non-GAAP results are presented for supplemental informational purposes only and should not be considered a substitute for the financial information presented in accordance with GAAP.

The following is a reconciliation between the non-GAAP financial measures of EBITDA and Adjusted EBITDA to their most directly comparable GAAP financial measure, net (loss) income including non-controlling interest:

	Three Months Ended March 31,
(in thousands)	2022	2021
GAAP net (loss) income including non-controlling interest	($3,169)	$8,184
Depreciation and amortization	11,444	11,423
Interest expense (1)	4,947	5,890
Income taxes (benefit) expense	(164)	1,823
Non-GAAP EBITDA	13,058	27,320
Share-based compensation	988	891
Severance related costs (2)	73	—
Other non-recurring costs (3)	186	766
Loss (gain) on foreign currency exchange (4)	1,196	(433)
Other income (5)	(515)	—
Litigation settlement	—	(14,392)
Total Adjustments	1,928	(13,168)
Non-GAAP Adjusted EBITDA	$14,986	$14,152

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
(5)     Other income relates to non-recurring data compensation income.

The following is a reconciliation between net sales on a non-GAAP constant currency basis to GAAP net sales:

	Three Months Ended March 31,
(in thousands)	2022	2021
GAAP net sales	$39,889	$38,992
Impact from changes in foreign currency exchange rates	1,231	—
Non-GAAP constant currency net sales (1)	$41,120	$38,992

(1)     The Company provides net sales on a constant currency basis to enhance investors’ understanding of underlying business trends and operating performance, by removing the impact of foreign currency exchange rate fluctuations. The impact from foreign currency, calculated on a constant currency basis, is determined by applying prior period average exchange rates to current year results.

Liquidity and Capital Resources
Cash Flows

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$2,487	$23,326
Net cash used in investing activities	($596)	($430)
Net cash used in financing activities	($4,846)	($18,236)

Cash provided by operating activities was $2.5 million for the three months ended March 31, 2022, as compared to cash provided by operating activities of $23.3 million for the three months ended March 31, 2021. In 2022, net income before non-cash depreciation and amortization was $8.3 million. Other non-cash charges included stock-based compensation of $0.9 million, $0.5 million of deferred financing costs and a $1.0 million decrease in net deferred taxes. Additionally, the change in net operating assets was $6.4 million in 2022. For the three months ended March 31, 2021, net income before non-cash depreciation and amortization was $19.6 million. Other non-cash charges included stock-based compensation of $0.8 million, $0.8 million of deferred financing costs and a $0.9 million increase in net deferred taxes. Additionally, the change in net operating assets was $0.9 million for the three months ended March 31, 2021.
Cash used in investing activities was $0.6 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively. Cash used in investing activities in both periods was for the purchase of fixed assets, leasehold improvements and software.

Cash used in financing activities was $4.8 million for the three months ended March 31, 2022, as compared to $18.2 million for the three months ended March 31, 2021. Cash used in financing activities in 2022 was for the payment of dividends of $4.0 million and the repayment of debt in the amount of $0.8 million. Cash used in financing activities in 2021 was for the repayment of debt in the amount of $9.9 million, redemption of preferred stock of $5.3 million and payment of dividends of $3.0 million.

Liquidity

At March 31, 2022, we had $59.3 million of cash and cash equivalents, compared to $61.9 million at December 31, 2021.

Amended Credit Facility

On July 27, 2020, the Company completed a comprehensive refinancing (the “Refinancing”) by (i) entering into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with the other loan parties party thereto, Bank of Montreal, as administrative agent and the lenders party thereto, and (ii) consummating the transactions contemplated by the Investment Agreement (as defined and described in Note 15 – Series B Convertible Preferred Stock and Stockholders’ Equity). The Amended Credit Agreement amends and restates in its entirety the Credit Agreement a subsidiary of the Company had with Bank of Montreal that was entered into on July 31, 2015.

The Amended Credit Agreement provides for a $25.0 million revolving credit facility (the “Amended Revolving Loan”) which matures on June 30, 2024, and a $275.0 million term credit facility (the “Amended Term Loan” and, together with the Amended Revolving Loan, the “Amended Credit Facility”), which matures on December 31, 2024. The Amended Credit Facility includes a $5.0 million swingline commitment and a $10.0 million letter of credit sub-limit. Loans under the Amended Term Loan bear interest at a rate equal to, at the Company’s option, either the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus an Applicable Rate of 6.25% per annum, or the Alternate Base Rate plus an Applicable Rate of 5.25% per annum. Loans under the Amended Revolving Loan bear interest at a rate equal to, at the Company’s option, the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus the Applicable Rate ranging from 6.25% to 6.0% per annum, based on certain ratios. The interest rate was 7.25% for the three months ended March 31, 2022. The Company is also required to pay a commitment fee on the unused portion of the Amended Revolving Loan at a rate ranging from 0.5% to 0.375%, based on certain ratios. The Company is required to make mandatory prepayments of outstanding indebtedness under the Amended Credit Agreement under certain circumstances. During the three months ended March 31, 2021, a prepayment of principal of $9.1 million was made.

The obligations of AgroFresh Inc., a wholly-owned subsidiary of the Company and the borrower under the Amended Credit Facility, are initially guaranteed by the Company and the Company’s wholly-owned subsidiary, AF Solutions Holdings LLC (together with AgroFresh Inc. and the Company, the “Loan Parties”) and may in the future be guaranteed by certain other domestic subsidiaries of the Company. The obligations of the Loan Parties under the Amended Credit Agreement and other loan documents are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in all tangible and intangible assets of the Loan Parties, except for certain excluded assets, and equity interests of certain foreign subsidiaries of the Loan Parties held by the Loan Parties (subject to certain exclusions and limitations).

The interest expense related to the amortization of the Amended Credit Facility debt issuance costs during each of the three months ended March 31, 2022 and 2021 was $0.5 million. As of March 31, 2022 there were $6.0 million of unamortized deferred issuance costs.

At March 31, 2022, there was $261.8 million outstanding under the Amended Term Loan and no balance outstanding under the Amended Revolving Loan. Due to the prepayment, an additional $0.3 million of deferred financing costs were expensed based on the portion of debt paid. At March 31, 2022, the Company evaluated the amount recorded under the Amended Term Loan and determined that the fair value was approximately $260.5 million. The fair value of the debt is based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.

Certain restrictive covenants are contained in the Amended Credit Agreement, and the Company was in compliance with these covenants as of March 31, 2022.

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

Preferred Stock Financing

On June 13, 2020, the Company entered into an Investment Agreement (the “Investment Agreement”) with PSP AGFS Holdings, L.P. ("PSP"), an affiliate of Paine Schwartz Partners, LLC, pursuant to which, subject to certain closing conditions, PSP agreed to purchase in a private placement an aggregate of $150,000,000 of convertible preferred equity of the Company. The transaction closed on July 27, 2020 (the "Closing Date") and a total of 150,000 shares of the Company’s newly-designated Series B-1 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-1 Preferred Stock”) were purchased in such transaction (the “Private Placement”). On September 22, 2020, following the approval of the transactions contemplated by the Investment Agreement by the necessary regulatory body, the Company issued to PSP, for no additional consideration, a total of 150,000 shares of the Company’s newly-designated Series B-2 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-2 Preferred Stock”). On September 25, 2020 (the "Exchange Date"), PSP elected to exchange the shares of the Company’s Series B-1 Convertible Preferred Stock and Series B-2 Preferred Stock held by it for a total of 150,000 shares of the Company’s newly-designated Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). Accordingly, effective as of the Exchange Date, the Company issued 150,000 shares of Series B Convertible Preferred Stock, par value $0.0001 per share, to PSP and all of the shares of Series B-1 Preferred Stock and Series B-2 Preferred Stock held by PSP were cancelled. No shares of Series B-1 Preferred Stock or Series B-2 Preferred Stock are outstanding as of March 31, 2022.

The Series B Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series B Preferred Stock has a liquidation preference of $1,000 per share (the “Stated Value”). Holders of the Series B Preferred Stock are entitled to a cumulative dividend at a rate of 16% per annum, of which 50% was payable in cash and 50% was payable in kind until the first anniversary of Closing Date, after which 50% is payable in cash, 37.5% is payable in kind, and the remaining 12.5% is payable in cash or in kind, at the Company’s option, subject in each case to adjustment under certain circumstances. Dividends on the Series B Preferred Stock are cumulative and payable quarterly in arrears. All dividends that are paid in kind will accrete to, and increase, the Stated Value. The applicable dividend rate is subject to increase by 2% per annum during any period that the Company is in breach of certain provisions of the Certificate of Designation of the Series B Preferred Stock. The Series B Preferred Stock has been classified as temporary equity as it may be contingently redeemable in the event of a change of control, which is outside of the Company's control.

Associated with the Series B Preferred Stock, the Company paid dividends of $2.4 million in kind and $4.0 million in cash during the three months ended March 31, 2022. The Company paid dividends of $3.0 million in kind and $3.0 million in cash during the three and three months ended March 31, 2021 associated with the Series B Preferred Stock. As of March 31, 2022 and December 31, 2021, the Company had no accrued dividends.

The Series B Preferred Stock is convertible into Common Stock at the election of the holder at any time at an initial conversion price of $5.00 (the “Conversion Price”). The Conversion Price is subject to customary adjustments, including for stock splits and other reorganizations affecting the Common Stock and pursuant to certain anti-dilution provisions for below market issuances. As of March 31, 2022 and December 31, 2021, the maximum number of shares of common stock that could be issued upon conversion of the outstanding shares of Series B Convertible Preferred Stock was approximately 32.7 million and 32.2 million shares, respectively.

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

As of March 31, 2022, our management, with the participation of our CEO and CFO, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, management used the criteria in Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of March 31, 2022 was effective.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Ownership of our securities involves a high degree of risk. Holders of our securities should carefully consider, in addition to the historical financial statements and related notes and other information set forth in this Report, the risk factors discussed in Part I - Item 1A - Risk Factors included in our 2021 Form 10-K, all of which could materially affect our business or future results. We are not currently aware of any material changes to the risk factors disclosed in our 2021 Form 10-K. If any of the risks or uncertainties described in any of such risk factors actually occur, our business, financial condition and operating results could be adversely affected in a material way. This could cause the trading prices of our securities to decline, perhaps significantly, and you may lose part or all of your investment.

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

AgroFresh Solutions, Inc.
Date:	May 11, 2022

/s/ Clinton A. Lewis, Jr.
By:	Clinton A. Lewis, Jr.
Title:	Chief Executive Officer

/s/ Graham Miao
By:	Graham Miao
Title:	Chief Financial Officer