Form 10-Q
period 2022-09-30
AgroFresh Solutions, Inc.
filed 2022-11-09
CIK 1592016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
The number of shares of common stock outstanding as of October 26, 2022 was 53,043,851.

PART I - FINANCIAL INFORMATION
AgroFresh Solutions, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	September 30, 2022	December 31, 2021

ASSETS
Current Assets:
Cash and cash equivalents	$35,647	$61,930
Accounts receivable, net of allowance for doubtful accounts of $1,825 and $2,143, respectively	60,491	53,538
Inventories	24,757	19,780
Other current assets	23,193	19,878
Total Current Assets	144,088	155,126
Property and equipment, net	10,968	11,986
Intangible assets, net	514,128	546,652
Deferred income tax assets	8,445	7,392
Other assets	11,302	11,406
TOTAL ASSETS	$688,931	$732,562

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,382	$16,969
Current portion of long-term debt	3,139	3,362
Income taxes payable	2,999	2,382
Accrued expenses and other current liabilities	30,925	26,994
Total Current Liabilities	49,445	49,707
Long-term debt	253,240	254,194
Other noncurrent liabilities	7,061	6,256
Deferred income tax liabilities	31,933	34,833
Total Liabilities	341,679	344,990

Commitments and contingencies (see Note 20)
Temporary Equity:
Series B convertible preferred stock, par value $0.0001; 150 shares authorized and designated and 145 shares outstanding at September 30, 2022 and December 31, 2021, respectively	158,398	149,386
Redeemable non-controlling interest	6,877	7,787
Stockholders’ Equity:
Common stock, par value $0.0001; 400,000 shares authorized, 53,705 and 53,080 shares issued and 53,044 and 52,418 outstanding at September 30, 2022 and December 31, 2021, respectively	5	5
Preferred stock, par value $0.0001; 0.001 share authorized and outstanding at September 30, 2022 and December 31, 2021	—	—
Treasury stock, par value $0.0001; 661 shares at September 30, 2022 and December 31, 2021	(3,885)	(3,885)
Additional paid-in capital	512,645	529,303
Accumulated deficit	(273,901)	(248,660)
Accumulated other comprehensive loss	(52,887)	(46,364)
Total Stockholders' Equity	181,977	230,399
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$688,931	$732,562

 See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$47,764	$49,178	$113,405	$110,094
Cost of sales (excluding amortization, shown separately below)	15,552	15,035	36,767	32,453
Gross profit	32,212	34,143	76,638	77,641
Research and development expenses	3,150	3,329	9,085	10,123
Selling, general and administrative expenses	13,537	12,282	39,763	39,453
Amortization of intangibles	10,606	10,830	32,032	32,092
Operating income (loss)	4,919	7,702	(4,242)	(4,027)
Other (expense) income	(35)	(299)	479	14,053
(Loss) gain on foreign currency exchange	(3,299)	(918)	(9,373)	436
Interest expense, net	(5,664)	(5,465)	(15,703)	(16,571)
(Loss) income before income taxes	(4,079)	1,020	(28,839)	(6,109)
Income taxes expense (benefit)	535	208	(2,687)	2,175
Net (loss) income including non-controlling interest	(4,614)	812	(26,152)	(8,284)
Less: Net loss attributable to non-controlling interests	(476)	(182)	(911)	(441)
Net (loss) income attributable to AgroFresh Solutions, Inc.	(4,138)	994	(25,241)	(7,843)
Less: Dividends on convertible preferred stock	6,663	6,248	19,632	18,580
Net loss attributable to AgroFresh Solutions, Inc. common stockholders	($10,801)	($5,254)	($44,873)	($26,423)

Loss per share of common shares:
Basic	($0.21)	($0.10)	($0.86)	($0.51)
Diluted	($0.21)	($0.10)	($0.86)	($0.51)

Weighted average shares of common stock outstanding:
Basic	52,400	51,583	52,077	51,323
Diluted	52,400	51,583	52,077	51,323

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	($4,614)	$812	($26,152)	($8,284)
Other comprehensive loss
Foreign currency translation adjustments	(5,298)	(2,413)	(6,523)	(8,570)
Comprehensive loss, net of tax	($9,912)	($1,601)	($32,675)	($16,854)

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)
(In thousands)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, December 31, 2021	—	$—	53,080	$5	($3,885)	$529,303	($248,660)	($46,364)	$230,399
Stock-based compensation	—	—	—	—	—	3,228	—	—	3,228
Issuance of stock, net of forfeitures	—	—	741	—	—	—	—	—	—
Shares withheld for taxes	—	—	(116)	—	—	(400)	—	—	(400)
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	146	—	—	146
Convertible preferred dividend and accretion	—	—	—	—	—	(19,632)	—	—	(19,632)
Net loss attributable to AgroFresh Solutions, Inc.	—	—	—	—	—	—	(25,241)	—	(25,241)
Comprehensive loss	—	—	—	—	—	—	—	(6,523)	(6,523)
Balances, September 30, 2022	—	$—	53,705	$5	($3,885)	$512,645	($273,901)	($52,887)	$181,977

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, June 30, 2022	—	$—	53,354	$5	($3,885)	$518,322	($269,763)	($47,589)	$197,090
Stock-based compensation	—	—	—	—	—	986	—	—	986
Issuance of stock, net of forfeitures	—	—	351	—	—	—	—	—	—
Convertible preferred dividend and accretion	—	—	—	—	—	(6,663)	—	—	(6,663)
Net loss attributable to AgroFresh Solutions, Inc.	—	—	—	—	—	—	(4,138)	—	(4,138)
Comprehensive loss	—	—	—	—	—	—	—	(5,298)	(5,298)
Balances, September 30, 2022	—	$—	53,705	$5	($3,885)	$512,645	($273,901)	($52,887)	$181,977

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, December 31, 2020	—	$—	53,092	$5	($3,885)	$552,776	($244,836)	($31,667)	$272,393
Stock-based compensation	—	—	—	—	—	2,031	—	—	2,031
Issuance of stock, net of forfeitures	—	—	(53)	—	—	—	—	—	—
Shares withheld for taxes	—	—	(131)	—	—	(287)	—	—	(287)
Issuance of common stock under employee stock purchase plan	—	—	92	—	—	163	—	—	163
Convertible preferred dividend	—	—	—	—	—	(18,580)	—	—	(18,580)
Adjustment of NCI to redemption value	—	—	—	—	—	(491)	491	—	—
Net loss attributable to AgroFresh Solutions, Inc.	—	—	—	—	—	—	(7,843)	—	(7,843)
Comprehensive loss	—	—	—	—	—	—	—	(8,570)	(8,570)
Balances, September 30, 2021	—	$—	53,000	$5	($3,885)	$535,612	($252,188)	($40,237)	$239,307

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balances, June 30, 2021	—	$—	52,806	$5	($3,885)	$541,185	($253,435)	($37,824)	$246,046
Stock-based compensation	—	—	—	—	—	949	—	—	949
Issuance of stock, net of forfeitures	—	—	204	—	—	—	—	—	—
Shares withheld for taxes	—	—	(10)	—		(21)	—	—	(21)
Convertible preferred dividend	—	—	—	—	—	(6,248)	—	—	(6,248)
Adjustment of NCI to redemption value	—	—	—	—	—	(253)	253	—	—
Net loss attributable to AgroFresh Solutions, Inc.	—	—	—	—	—	—	994	—	994
Comprehensive loss	—	—	—	—	—	—	—	(2,413)	(2,413)
Balances, September 30, 2021	—	$—	53,000	$5	($3,885)	$535,612	($252,188)	($40,237)	$239,307

See accompanying notes to unaudited condensed consolidated financial statements.

AgroFresh Solutions, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net loss	($26,152)	($8,284)
Adjustments to reconcile net loss to net cash provided in operating activities:
Depreciation and amortization	34,252	34,122
Stock-based compensation	3,286	2,031
Amortization of deferred financing costs	1,576	1,772
Deferred income taxes	(4,282)	1,198
Provision for bad debts	472	216
(Gain) loss on sales of property and equipment	(50)	55
Changes in operating assets and liabilities:
Accounts receivable	(1,925)	906
Inventories	(7,356)	2,322
Prepaid expenses and other current assets	(6,774)	(7,799)
Accounts payable	(3,098)	(4,443)
Accrued expenses and other liabilities	6,515	3,103
Income taxes payable	617	(40)
Other assets and liabilities	98	801
Net cash (used in) provided by operating activities	(2,821)	25,960
Cash flows from investing activities:
Capital expenditures	(2,622)	(2,894)
Net cash used in investing activities	(2,622)	(2,894)
Cash flows from financing activities:
Repayment of long-term debt	(2,473)	(11,581)
Payment of preferred dividends	(10,621)	(9,970)
Payment for redemption of convertible preferred stock	—	(5,330)
Proceeds from issuance of stock under employee stock purchase plan	146	163
Net cash used in financing activities	(12,948)	(26,718)
Effect of exchange rate changes on cash and cash equivalents	(7,892)	(3,056)
Net decrease in cash and cash equivalents	(26,283)	(6,708)
Cash and cash equivalents, beginning of period	61,930	50,030
Cash and cash equivalents, end of period	$35,647	$43,322

Supplemental disclosures of cash flow information:
Cash paid for:
Cash paid for interest	$15,295	$14,822
Cash paid for income taxes	$2,795	$4,560
Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property and equipment	$244	$116

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

COVID-19

The global health crisis caused by COVID-19 and the related government actions and stay at home orders have negatively impacted economic activity and increased political instability across the globe. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. There have been numerous obstacles presented and some localized financial impacts of the pandemic, including fluctuations in customer demand and spending pattern changes. During the nine months ended September 30, 2022, the COVID-19 pandemic did not have a significant adverse impact on the Company’s results of operations. While the Company is following the requirements of governmental authorities and taking additional preventative and protective measures to ensure the safety of its workforce, including remote working arrangements and varying procedures for essential workforce, the outbreak presents some uncertainty and risk with respect to the Company and its performance and financial results.

Adoption of Highly Inflationary Accounting in Argentina and Turkey

GAAP requires the use of highly inflationary accounting for countries whose cumulative three-year inflation rate exceeds 100 percent. The Company closely monitors the inflation data and currency volatility where there are multiple data sources for measuring and reporting inflation in applicable countries. In the second quarter of 2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation rate in that country exceeded 100 percent as of June 30, 2018. As a result, the Company elected to adopt highly inflationary accounting as of July 1, 2018 for its subsidiary in Argentina. As the three-year cumulative inflation rate exceeded 100 percent as of September 30, 2022, there is no change to highly inflationary accounting in Argentina.

In the first half of 2022, the Turkish lira rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation rate in that country exceeded 100 percent as of April 1, 2022. As a result, the Company elected to adopt highly inflationary accounting as of April 1, 2022 for its subsidiary in Turkey.

Under highly inflationary accounting, the functional currencies of the Company's subsidiaries in Argentina and Turkey became the U.S. dollar, and its income statement and balance sheet will be measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates in the currencies of these countries on monetary assets and liabilities are reflected in earnings. As of September 30, 2022, the Company’s subsidiary in Argentina had net assets of ($11.3) million. Net sales attributable to Argentina were approximately 5% and 5% of the Company’s consolidated net sales for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company’s subsidiary in Turkey had net assets of $11.0 million. Net sales attributable to Turkey were approximately 2% of the Company’s consolidated net sales for the nine months ended September 30, 2022.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographic region, product and timing of transfer of goods and services. The Company determined that disaggregating revenue into these categories achieves the disclosure objective of depicting how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenues for the three months ended September 30, 2022

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenues
Product
1-MCP based	$14,592	$24,344	$861	$1,963	$41,760
Fungicides, disinfectants and coatings	371	2,603	669	—	3,643
Other*	193	1,392	743	33	2,361
	$15,156	$28,339	$2,273	$1,996	$47,764

Pattern of Revenue Recognition
Products transferred at a point in time	$15,033	$28,196	$2,089	$1,933	$47,251
Services transferred over time	123	143	184	63	513
	$15,156	$28,339	$2,273	$1,996	$47,764

Revenues for the three months ended September 30, 2021

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenues
Product
1-MCP based	$17,677	$23,286	$781	$1,569	$43,313
Fungicides, disinfectants and coatings	917	3,182	1,283	—	5,382
Other*	127	129	180	47	483
	$18,721	$26,597	$2,244	$1,616	$49,178

Pattern of Revenue Recognition
Products transferred at a point in time	$18,603	$26,468	$2,064	$1,583	$48,718
Services transferred over time	118	129	180	33	460
	$18,721	$26,597	$2,244	$1,616	$49,178

Revenues for the nine months ended September 30, 2022

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenues
Product
1-MCP based	$17,727	$36,149	$23,901	$13,885	$91,662
Fungicides, disinfectants and coatings	371	12,961	4,493	93	17,918
Other*	509	1,790	1,226	300	3,825
	$18,607	$50,900	$29,620	$14,278	$113,405

Pattern of Revenue Recognition
Products transferred at a point in time	$18,231	$50,217	$29,093	$14,094	$111,635
Services transferred over time	376	683	527	184	1,770
	$18,607	$50,900	$29,620	$14,278	$113,405

Revenues for the nine months ended September 30, 2021

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenues
Product
1-MCP based	$20,020	$34,083	$25,145	$12,745	$91,993
Fungicides, disinfectants and coatings	931	11,044	3,829	—	15,804
Other*	519	602	981	195	2,297
	$21,470	$45,729	$29,955	$12,940	$110,094

Pattern of Revenue Recognition
Products transferred at a point in time	$20,958	$45,131	$29,416	$12,774	$108,279
Services transferred over time	512	598	539	166	1,815
	$21,470	$45,729	$29,955	$12,940	$110,094

*Other includes FreshCloud, technical services and sales-type equipment leases related to AgroFresh Fruit Protection.

(1)	North America includes the United States and Canada.
(2)	EMEA includes Europe, the Middle East and Africa.
(3)	Latin America includes Argentina, Brazil, Chile, Costa Rica, Colombia, Dominican Republic, Ecuador, Guatemala, Mexico, Peru and Uruguay.

(4)	Asia Pacific includes Australia, China, India, Japan, New Zealand, the Philippines, South Korea, Taiwan and Thailand.

Contract Assets and Liabilities

Accounting Standards Codification ("ASC") 606 Revenue from contracts with Customers requires an entity to present a revenue contract as a contract asset when the entity performs its obligations under the contract by transferring goods or services to a customer before the customer pays consideration or before payment is due. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g., receivable), before the entity transfers a good or service to the customer. The following table presents changes in the Company’s contract assets and liabilities during the nine months ended September 30, 2022 and the year ended December 31, 2021:

(in thousands)	Balance at December 31, 2021	Additions	Deductions	Balance at September 30, 2022
Contract assets:
Unbilled revenue	$795	12,609	(10,342)	$3,062
Contract liabilities:
Deferred revenue	$635	4,658	(3,688)	1,605

(in thousands)	Balance at December 31, 2020	Additions	Deductions	Balance at December 31, 2021
Contract assets:
Unbilled revenue	$1,484	17,617	(18,306)	$795
Contract liabilities:
Deferred revenue	$1,474	4,123	(4,962)	$635

The Company recognizes contract assets in the form of unbilled revenue in instances where services are performed by the Company but not billed by period end. The Company recognizes contract liabilities in the form of deferred revenue in instances where a customer pays in advance for future services to be performed by the Company. The Company generally receives payments from its customers based on standard terms and conditions. No significant changes or impairment losses occurred to contract balances during the nine months ended September 30, 2022. Amounts reclassified from unbilled revenue to accounts receivable for the nine months ended September 30, 2022 and for the year ended December 31, 2021 were $10.3 million and $18.3 million, respectively. Amounts reclassified from deferred revenue to revenue for the nine months ended September 30, 2022 and for the year ended December 31, 2021 were $3.7 million and $5.0 million, respectively.

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

During 2016, the Company made a minority investment in RipeLocker, LLC ("RipeLocker"), a company led by George Lobisser who was formerly a director of the Company. In February 2019, the Company made a further minority investment in RipeLocker. As of and for the nine months ended September 30, 2022, there were no material amounts paid or owed to RipeLocker or Mr. Lobisser. Mr. Lobisser resigned as a director of the Company on February 18, 2021.

4.    Inventories
Inventories at September 30, 2022 and December 31, 2021 consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Raw material	$3,609	$2,726
Work-in-process	4,071	3,746
Finished goods	16,187	12,520
Supplies	890	788
Total inventories	$24,757	$19,780

5.     Other Current Assets
The Company's other current assets at September 30, 2022 and December 31, 2021 consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
VAT receivable	$11,547	$10,220
Prepaid income tax asset	7,991	6,256
Prepaid and other current assets	3,655	3,402
Total other current assets	$23,193	$19,878

6.    Property and Equipment
Property and equipment at September 30, 2022 and December 31, 2021 consisted of the following:

(in thousands, except for useful life data)	Useful life (years)	September 30, 2022	December 31, 2021
Buildings and leasehold improvements	7-20	$6,766	$6,967
Machinery & equipment	1-12	14,434	13,158
Furniture	1-12	2,797	2,927
Construction in progress		1,230	1,780
		25,227	24,832
Less: accumulated depreciation		(14,259)	(12,846)
Total property and equipment, net		$10,968	$11,986

Depreciation expense was $0.8 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively and $2.2 million and $2.0 million for the nine months ended September 30, 2022 and 2021, respectively. Depreciation expense is recorded in cost of sales, selling, general and administrative expense and research and development expense in the unaudited condensed consolidated statements of operations.

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

The Company’s intangible assets at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022			December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Developed technology	$798,330	($323,142)	$475,188	$798,669	($293,920)	$504,749
Customer relationships	18,122	(7,281)	10,841	19,778	(6,948)	12,830
Software	11,348	(10,211)	1,137	10,992	(10,235)	757
Trade name	3,124	(1,562)	1,562	3,635	(727)	2,908
Other	100	(100)	—	100	(92)	8
Total intangible assets with finite lives	831,024	(342,296)	488,728	833,174	(311,922)	521,252
Intangible assets with indefinite lives:
Trade name	23,400	—	23,400	23,400	—	23,400
Service provider network	2,000	—	2,000	2,000	—	2,000
Total intangible assets with indefinite lives	25,400	—	25,400	25,400	—	25,400
Total intangible assets	$856,424	($342,296)	$514,128	$858,574	($311,922)	$546,652

At September 30, 2022, the weighted-average amortization periods remaining for developed technology, customer relationships, software, trade name and other was 12.7, 11.2, 2.3, 1.3 and 0.0 years, respectively, and the weighted-average amortization periods remaining for these finite-lived intangible assets was 12.6 years.

Estimated annual amortization expense for finite-lived intangible assets subsequent to September 30, 2022 is as follows:

(in thousands)	Amount
2022 (remaining)	$10,584
2023	42,322
2024	40,907
2025	40,587
2026	40,292
Thereafter	314,036
Total	$488,728

Amortization expense for intangible assets was $10.6 million and $10.8 million for the three months ended September 30, 2022 and 2021, respectively and $32.0 million and $32.1 million for the nine months ended September 30, 2022 and 2021, respectively.

8.    Other Assets

The Company’s other assets at September 30, 2022 and December 31, 2021 consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Right-of-use asset	$6,780	$6,258
Long-term sales-type lease receivable	2,558	2,860
Other long-term receivable	1,964	2,288
Total other assets	$11,302	$11,406

Other long-term receivable of $0.8 million was deemed uncollectible and was written off to other expense during the year ended December 31, 2021.

9.    Accrued and Other Current Liabilities
The Company’s accrued and other current liabilities at September 30, 2022 and December 31, 2021 consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Accrued taxes	$9,753	$8,267
Accrued compensation and benefits	9,088	8,227
Bank overdraft	2,026	1,612
Lease liability	1,280	1,624
Severance	106	1,259
Accrued rebates payable	2,305	756
Deferred revenue	1,605	635
Accrued interest	92	72
Other	4,670	4,542
Total accrued and other current liabilities	$30,925	$26,994

Other current liabilities include primarily professional services and research and development accruals.

10.    Debt
The Company’s debt, net of unamortized deferred issuance costs, at September 30, 2022 and December 31, 2021 consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Total term loan outstanding	$260,438	$262,501
Unamortized deferred issuance costs	(4,956)	(6,434)
AgroFresh Fruit Protection loan outstanding	897	1,489
Less: Amounts due within one year	3,139	3,362
Total long-term debt due after one year	$253,240	$254,194

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

The Amended Credit Agreement provides for a $25.0 million revolving credit facility (the “Amended Revolving Loan”), which matures on June 30, 2024, and a $275.0 million term credit facility (the “Amended Term Loan” and, together with the Amended Revolving Loan, the “Amended Credit Facility”), which matures on December 31, 2024. The Amended Credit Facility includes a $5.0 million swingline commitment and a $10.0 million letter of credit sub-limit. Loans under the Amended Term Loan bear interest at a rate equal to, at the Company’s option, either the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus an Applicable Rate of 6.25% per annum, or the Alternate Base Rate plus an Applicable Rate of 5.25% per annum. Loans under the Amended Revolving Loan bear interest at a rate equal to, at the Company’s option, the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus the Applicable Rate ranging from 6.25% to 6.0% per annum, based on certain ratios. The interest rate was 7.25% for each of the three and nine months ended September 30, 2022. The Company is also required to pay a commitment fee on the unused portion of the Amended Revolving Loan at a rate ranging from 0.5% to 0.375%, based on certain ratios. The Company is required to make mandatory prepayments of outstanding indebtedness under the Amended Credit Agreement under certain circumstances. During the three months ended March 31, 2021, a prepayment of principal of $9.1 million was made.

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

The interest expense related to the amortization of the Amended Credit Facility debt issuance costs was $0.5 million during each of the three months ended September 30, 2022 and 2021 and $1.5 million and $1.7 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there were $5.0 million of unamortized deferred issuance costs.

At September 30, 2022, there was $260.4 million outstanding under the Amended Term Loan and no balance outstanding under the Amended Revolving Loan. At September 30, 2022, the Company evaluated the amount recorded under the Amended Term Loan and determined that the fair value was approximately $255.2 million. The fair value of the debt is based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.

Certain restrictive covenants are contained in the Amended Credit Agreement, and the Company was in compliance with these covenants as of September 30, 2022.

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

Scheduled principal repayments of the Company's debt subsequent to September 30, 2022 are as follows:

(in thousands)	Amount
2022 (remaining)	$830
2023	3,049
2024	257,212
2025	244
Total	$261,335

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

Lease expense is primarily included in general and administrative expenses in the unaudited condensed consolidated statements of operations. Additional information regarding the Company's operating leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating Lease Cost
Operating leases	$453	$546	$1,450	$1,649
Short-term leases (1)	339	318	966	732
Total lease expense	$792	$864	$2,416	$2,381
(1) Leases with an initial term of twelve months or less are not recorded on the balance sheet.

Other information on operating leases:

	Nine Months Ended September 30,
	2022	2021
Cash payments included in operating cash flows	$1,407	$1,689
Right-of-use assets obtained in exchange for new lease	$2,885	$1,665
Weighted average discount rate	7.71%	8.39%
Weighted average remaining lease term in years	5.9 years	5.5 years

The following table presents the contractual maturities of the Company's lease liabilities as of September 30, 2022.

(in thousands)	Lease Liability
Remainder of 2022	$470
2023	1,698
2024	1,467
2025	1,281
2026	1,180
Thereafter	2,685
Total undiscounted lease payments	8,781
Less: present value adjustment	1,714
Operating lease liability	$7,067

12.    Other Noncurrent Liabilities
The Company’s other noncurrent liabilities at September 30, 2022 and December 31, 2021 consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Lease liability	$5,787	$4,790
Other (1)	1,274	1,466
Total other noncurrent liabilities	$7,061	$6,256

(1) Other noncurrent liabilities include long-term rebates and pension liabilities.

13.    Severance
Severance expense was $0.1 million and $0.0 million for the three months ended September 30, 2022 and 2021, respectively, and $0.9 million and $1.6 million for the nine months ended September 30, 2022 and 2021, respectively. These amounts, which do not include stock compensation expense, were recorded in selling, general and administrative expense in the unaudited condensed consolidated statements of operations. As of September 30, 2022 and December 31, 2021, the Company had $0.1 million and $1.3 million of severance liability, respectively.

14.     Redeemable Non-Controlling Interest ("NCI")

On November 7, 2017, the Company entered into a definitive agreement to acquire a controlling-interest in AgroFresh Fruit Protection. The transaction was closed on December 1, 2017. At the effective date of the acquisition, the Company acquired 75% of the outstanding capital stock of AgroFresh Fruit Protection. In connection with the acquisition of AgroFresh Fruit Protection, the Company concurrently entered into option agreements ("Option Agreement") with the Seller related to the remaining 25% equity interest. The Option Agreement permits the residual interest to be "put" by the Seller to the Company, or to allow the Company to "call" the residual interest gradually over time as outlined in the agreement. The Seller's ownership of AgroFresh Fruit Protection represents a NCI to the Company, which is classified outside of stockholders' equity as the option of the Seller is redeemable. As of September 30, 2022 the carrying amount of the NCI was $6.9 million in the unaudited condensed consolidated balance sheet. Any changes in the redemption value of the NCI are included as an adjustment to Additional paid-in capital on the balance sheet.

The following table summarizes the changes to the Company's redeemable NCI.

(in thousands)	September 30, 2022	December 31, 2021
Beginning balance	($7,787)	($8,446)
Net loss attributable to redeemable non-controlling interest	910	2,258
Adjustment of NCI to redemption value	—	(1,599)
Ending balance	($6,877)	($7,787)

15.    Series B Convertible Preferred Stock and Stockholders’ Equity
Series B Convertible Preferred Stock
On June 13, 2020, the Company entered into an Investment Agreement (the “Investment Agreement”) with PSP, an affiliate of Paine Schwartz Partners, LLC, pursuant to which, subject to certain closing conditions, PSP agreed to purchase in a private placement an aggregate of $150,000,000 of convertible preferred equity of the Company. The transaction closed on July 27, 2020 (the "Closing Date"), and a total of 150,000 shares of the Company’s newly-designated Series B-1 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-1 Preferred Stock”), were purchased in such transaction (the “Private Placement”). On September 22, 2020, following the approval of the transactions contemplated by the Investment Agreement by the necessary regulatory body, the Company issued to PSP, for no additional consideration, a total of 150,000 shares of the Company’s newly-designated Series B-2 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-2 Preferred Stock”). On September 25, 2020 (the "Exchange Date"), PSP elected to exchange the shares of the Company’s Series B-1 Convertible Preferred Stock and Series B-2 Preferred Stock held by it for a total of 150,000 shares of the Company’s newly-designated Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). Accordingly, effective as of the Exchange Date, the Company issued 150,000 shares of Series B Convertible Preferred Stock, par value $0.0001 per share, to PSP and all of the shares of Series B-1 Preferred Stock and Series B-2 Preferred Stock held by PSP were cancelled. No shares of Series B-1 Preferred Stock or Series B-2 Preferred Stock were outstanding as of September 30, 2022.

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

Associated with the Series B Preferred Stock, the Company paid dividends of $3.3 million in kind and $3.3 million in cash during the three months ended September 30, 2022, and $9.0 million in kind and $10.6 million in cash during the nine months ended September 30, 2022. The Company paid dividends of $2.3 million in kind and $3.9 million in cash during the three months ended September 30, 2021, and $8.6 million in kind and $10.0 million in cash during the nine months ended September 30, 2021 associated with the Series B Preferred Stock. As of September 30, 2022 and December 31, 2021, the Company had no accrued dividends.

The Series B Preferred Stock is convertible into Common Stock at the election of the holder at any time at an initial conversion price of $5.00 (“Conversion Price”). The Conversion Price is subject to customary adjustments, including for stock splits and other reorganizations affecting the Common Stock and pursuant to certain anti-dilution provisions for below market issuances. As of September 30, 2022 and December 31, 2021, the maximum number of shares of common stock that could be issued upon conversion of the outstanding shares of Series B Preferred Stock was 34.0 million and 32.2 million shares, respectively.

During the three months ended March 31, 2021, the Company redeemed 4,954 shares of Series B Preferred Stock for $5.3 million. The below table outlines the change in Series B Preferred Stock during the nine months ended September 30, 2022 and the year ended December 31, 2021.

	Series B Convertible Preferred Stock
(in thousands)	Shares	Amount
Balance at December 31, 2020	150	$143,728
Redemption of shares	(5)	(5,330)
In kind dividend	—	10,988
Balance at December 31, 2021	145	149,386
In kind dividend	—	9,012
Balance at September 30, 2022	145	$158,398

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

Common Stock

The authorized common stock of the Company consists of 400 million shares with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of September 30, 2022, there were approximately 53.0 million shares of common stock outstanding.

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

In June 2019, the Company's shareholders approved the 2019 Employee Stock Purchase Plan (the "ESPP"), which was effective July 1, 2019. In August 2021, the number of shares reserved for issuance under the ESPP was increased to 1.25 million. The ESPP allows eligible employees to purchase shares of common stock at a discount of up to 15% through payroll deductions of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods beginning January 1 and July 1 of each year, and each offering period consists of a six-month purchase period. On each purchase date, eligible employees may purchase the Company's common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. As of September 30, 2022, 564,233 shares had been issued under the ESPP.

Stock compensation expense for equity-classified and liability-classified awards was $1.1 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively. Stock compensation expense for equity-classified and liability-classified awards was $3.4 million and $2.1 million for the nine months ended September 30, 2022 and 2021, respectively. Stock compensation expense is recognized in cost of goods sold, selling, general and administrative expenses and research and development expenses. At September 30, 2022, there was $7.4 million of unrecognized compensation cost relating to outstanding unvested equity instruments expected to be recognized over the weighted average period of 1.8 years.

17.    Earnings Per Share
Basic loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. The Company had a net loss for the three months ended September 30, 2022 and 2021. Therefore, the effect of stock-based awards including options, restricted stock and restricted stock units outstanding at September 30, 2022 and 2021 were excluded in the computation of diluted loss per share because their inclusion would have been anti-dilutive.

The following table is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Basic weighted-average number of shares of common stock outstanding	52,400	51,583	52,077	51,323
Effect of dilutive options, restricted stock and restricted stock units	—	—	—	—
Diluted weighted-average number of shares of common stock outstanding	52,400	51,583	52,077	51,323

The following represents the weighted average number of shares that could potentially dilute basic earnings per share in the future:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Convertible preferred stock	33,324	31,242	32,731	30,955
Stock-based compensation awards(1):
Stock options	1,555	1,446	1,526	1,114
Restricted stock awards and restricted stock units	5,165	3,790	4,633	3,214
(1) SARs and phantom stock awards are payable in cash and will therefore have no impact on number of shares.

18.    Income Taxes
The provision for income taxes consists of provisions for federal, state and foreign income taxes. The effective tax rates for the periods ended September 30, 2022 and September 30, 2021, reflect the Company’s expected tax rate on reported income (loss) from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in the U.S. and various other jurisdictions outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

The Company's U.S. operations have incurred cumulative taxable losses through September 30, 2022. The Company’s U.S. net operating loss carry forwards and carry forwards of other tax attributes are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. The utilization of the tax attributes have become restricted because of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This limits the amount of the tax attributes that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, was determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. Please refer to Note 3 - Related Party Transactions regarding the ownership change in the quarter ended September 30, 2020. The Company completed a Section 382 study and determined the ownership change gave rise to the restrictions that will limit the realizability of certain U.S. tax attributes and built-in losses related to future intangible amortization tax deductions. These limitations apply to the corresponding tax attributes and built-in losses incurred before the ownership change.

The effective tax rate for the nine months ended September 30, 2022 differs from the U.S. statutory tax rate of 21%, primarily because of changes in valuation allowance positions related to certain foreign jurisdictions, taxable foreign inclusions within the U.S., and certain non-deductible items. The Company's effective tax rate for the three and nine months ended September 30, 2022 was (13.1)% and 9.3%, compared to the effective tax rate for the three and nine months ended September 30, 2021 of 20.4% and (35.6)%.

19.    Segment Information
ASC 280 requires use of the management approach for segment reporting. The management approach is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Through the nine months ended September 30, 2021, the Company had operated and managed our business as two reportable segments, AgroFresh Core and AgroFresh Fruit Protection (formerly Tecnidex). Due to changes in senior management, as well as the integration of AgroFresh Fruit Protection with the Company's Core business operational and reporting structure, during the fourth quarter of 2021, the Company determined that it has one reportable segment as of December 31, 2021. Since the Company operates in one operating segment, all required financial segment information can be found in the unaudited condensed consolidated financial statements.

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

21.    Fair Value Measurements
Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the fair value of the Company's financial instruments that are measured at fair value on a recurring basis as of September 30, 2022.

(in thousands)	Level 3
Liability-classified stock compensation (1)	$168

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

There were no transfers between Level 1 and Level 2 and no transfers out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2022.

At September 30, 2022, the Company evaluated the amount recorded under the Amended Term Loan and determined that the fair value was approximately $255.2 million. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis
The following table presents the changes during the periods presented in our Level 3 financial instruments that are measured at fair value on a recurring basis.

(in thousands)	Liability-classified stock compensation
Balance, December 31, 2021	$241
Stock compensation activity	(73)
Balance, September 30, 2022	$168

22. Other Income (Expense)

The Company had other income of $0.0 million and other expense of $0.3 million for the three months ended September 30, 2022 and September 30, 2021, respectively. During the nine months ended September 30, 2022, the Company had other income of $0.5 million related to the receipt of data sharing income. During the nine months ended September 30, 2021 the Company had other income of $14.1 million due to the receipt of proceeds from the settlement of a litigation matter.

23. Subsequent Events

On October 24, 2022, a special committee of the Company’s board of directors agreed with Paine Schwartz Partners, LLC (“Paine Schwartz”) to pursue a transaction in which Paine Schwartz would acquire all of the outstanding common stock of the Company, which transaction would be conditioned upon, among other things, approval of the holders of a majority of the Common Stock owned by disinterested stockholders. This proposed transaction is not yet certain and is subject to, among other things, Paine Schwartz's satisfaction of confirmatory diligence and negotiation and execution of definitive documentation. The potential timing of this proposed transaction, if effected, is not yet known, and no agreement between Paine Schwartz and the Company relating to the proposed transaction will be created unless definitive documentation is executed and delivered by the appropriate parties.

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

Note Regarding Forward-Looking Statements
All statements other than statements of historical fact included in this Report including, without limitation, statements regarding the Company's financial position, business strategy, the plans and objectives of management for future operations and the outcome of negotiations with respect to the recent agreement of the special committee of the Company's board of directors and Paine Schwartz Partners, LLC ("Paine Schwartz") to pursue a transaction in which Paine Schwartz would acquire all of the outstanding common stock of the Company, described below under "Recent Developments" and whether any transaction will be consummated in connection therewith, are forward looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results and/or the timing of events could differ materially from those contemplated by these forward-looking statements due to a number of factors, including those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K") as well as the update to those Risk Factors disclosed in Part II, Item 1A of this Report. Any forward-looking statements included in this Report are based only on information currently available to the Company and speak only as of the date on which such statements are made. The Company undertakes no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are qualified in their entirety by this paragraph.

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

Recent Development
On October 24, 2022, a special committee of the Company's board of directors agreed with Paine Schwartz to pursue a transaction in which Paine Schwartz would acquire all of the outstanding common stock of the Company, which transaction would be conditioned upon, among other things, approval of the holders of a majority of the Common Stock owned by disinterested stockholders. This proposed transaction is not yet certain and is subject to, among other things, Paine Schwartz's satisfaction of confirmatory diligence and negotiation and execution of definitive documentation. The potential timing of this proposed transaction, if effected, is not yet known, and no agreement between Paine Schwartz and the Company relating to the proposed transaction will be created unless definitive documentation is executed and delivered by the appropriate parties.

Factors Affecting the Company’s Results of Operations
The Company’s results of operations are affected by a number of external factors. Some of the more important factors are briefly discussed below.

Impact of COVID-19

In March 2020, the COVID-19 outbreak was declared a National Public Health Emergency which continues to spread throughout the world and has adversely impacted global activity and contributed to significant volatility in financial markets. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. During the nine months ended September 30, 2022, the COVID-19 pandemic did not have a significant adverse impact on our results of operations. However, there were numerous obstacles presented and some localized financial impacts of the pandemic, including fluctuations in customer demand and spending pattern changes. While the Company is following the requirements of governmental authorities and taking additional preventative and protective measures to ensure the safety of its workforce, including implementing remote working arrangements and varying procedures for essential workforce, we cannot be 100% certain that there will not be any incidents across our global operations that may cause service interruptions. The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of the coronavirus outbreak, although the Company operates in an industry that thus far has not been as severely impacted as others. Nevertheless, the outbreak presents some uncertainty and risk with respect to the Company and its performance and financial results.

Demand for the Company’s Offerings

The Company sells to customers in approximately 50 countries and derives its revenue by assisting growers and packers to optimize the value of their crops primarily in the near and post-harvest periods. The Company's products and services add value to customers by reducing food spoilage and extending the life of perishable fruits. The Food and Agriculture Organization of the United Nations has estimated that a growing global population will require a near doubling of food production in developing countries by 2050 to meet the expected demand of a worldwide population projected to reach 9 billion people.

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

Foreign Currency Exchange Rates
With a global customer base and geographic footprint, the Company generates revenue and incurs costs in a number of different currencies, with the Euro comprising the most significant non-U.S. currency. As such, the Company has both translation and transaction exposure to the fluctuations of exchange rates. The translation exposure relates to the exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. Dollar as their functional currency. Fluctuations in the value of these currencies relative to the U.S. dollar can increase or decrease the Company’s overall revenue and profitability as stated in U.S. dollars, which is the Company’s reporting currency. In certain instances, if sales in a given geography have been adversely impacted on a long-term basis due to foreign currency depreciation, the Company has been able to adjust its pricing so as to mitigate the impact on profitability. The transaction exposure relates to the revaluation of working capital balances denominated in currencies other than the U.S. Dollar. Certain countries experiencing significant exchange rate fluctuations have had, and may continue to have, a significant impact on the Company’s net sales, profitability and cash flows.

Domestic and Foreign Operations
The Company has both domestic and foreign operations. Fluctuations in foreign exchange rates, regional growth-related spending in R&D and marketing expenses, and changes in local selling prices, among other factors, may impact the profitability of foreign operations in the future.

Critical Accounting Policies and Use of Estimates
Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations and that require the use of complex and subjective estimates based upon management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ materially from these estimates. There have been no material changes to our critical accounting policies and estimates previously disclosed in the 2021 Form 10-K. For a description of our critical accounting policies and estimates as well as a listing of our significant accounting policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates” and “Note 2 - Basis of Presentation and Summary of Significant Accounting Policies” in the 2021 Form 10-K. Goodwill is no longer considered a critical accounting policy as the full balance was written off as of December 31, 2021.
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

Results of Operations
The following table summarizes the results of operations for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net sales	$47,764	$49,178	$113,405	$110,094
Cost of sales (excluding amortization, shown separately below)	15,552	15,035	36,767	32,453
Gross profit	32,212	34,143	76,638	77,641
Research and development expenses	3,150	3,329	9,085	10,123
Selling, general and administrative expenses	13,537	12,282	39,763	39,453
Amortization of intangibles	10,606	10,830	32,032	32,092
Operating income (loss)	4,919	7,702	(4,242)	(4,027)
Other (expense) income	(35)	(299)	479	14,053
(Loss) gain on foreign currency exchange	(3,299)	(918)	(9,373)	436
Interest expense, net	(5,664)	(5,465)	(15,703)	(16,571)
(Loss) income before income taxes	(4,079)	1,020	(28,839)	(6,109)
Income taxes expense (benefit)	535	208	(2,687)	2,175
Net (loss) income including non-controlling interest	(4,614)	812	(26,152)	(8,284)
Less: Net loss attributable to non-controlling interest	(476)	(182)	(911)	(441)
Net (loss) income attributable to AgroFresh Solutions, Inc.	(4,138)	994	(25,241)	(7,843)
Less: Dividends on convertible preferred stock	6,663	6,248	19,632	18,580
Net loss attributable to AgroFresh Solutions, Inc. common stockholders	($10,801)	($5,254)	($44,873)	($26,423)

Comparison of Results of Operations for the three months ended September 30, 2022 versus the three months ended September 30, 2021.

Net Sales

Net sales were $47.8 million for the three months ended September 30, 2022, as compared to net sales of $49.2 million for the three months ended September 30, 2021, a decrease of 2.9%. The impact of the change in foreign currency exchange rates compared to the third quarter of 2021 decreased revenue by $3.0 million. Excluding this impact, revenue increased approximately 3.1%, primarily driven by leveraging a portfolio of diverse solutions. The SmartFresh diversification category was driven by the early timing of sales in EMEA, while North America experienced later timing of sales, which was partially offset by strong demand for EthylBloc amid the recovering flower industry. SmartFresh for Apple experienced growth in EMEA, Latin America, and APAC, which was partially offset by the unfavorable conditions affecting the North American season.

Cost of Sales

Cost of sales was $15.6 million for the three months ended September 30, 2022, as compared to $15.0 million for the three months ended September 30, 2021. Excluding foreign currency translation impacts, which reduced gross profit by $3.0 million as compared to the third quarter of 2021, gross profit increased 3.1%. Gross profit margin was 67.4% for the three months ended September 30, 2022 versus 69.4% for the three months ended September 30, 2021. The lower gross margin primarily reflects the Company’s strategic transition to a more diversified product portfolio, unfavorable foreign currency translation, and higher material costs associated with inflationary pressures, partially offset by select price increases.

Research and Development Expenses

Research and development expenses were $3.2 million and $3.3 million for the three months ended September 30, 2022 and September 30, 2021, respectively. The decrease was primarily related to timing of projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $13.5 million for the three months ended September 30, 2022, compared to $12.3 million for the three months ended September 30, 2021, an increase of 10.2% driven primarily by commercial investments.

Amortization of Intangibles

Amortization of intangible assets was $10.6 million for the three months ended September 30, 2022, compared to $10.8 million for the three months ended September 30, 2021.

Other (Expense) Income

The Company had no material other expense for the three months ended September 30, 2022 as compared to other expense of $0.3 million for the three months ended September 30, 2021.

(Loss) Gain on Foreign Currency

Loss on foreign currency was $3.3 million for the three months ended September 30, 2022, as compared to a loss of $0.9 million for the three months ended September 30, 2021. During the third quarter of 2022, foreign currency losses were recognized related to U.S. dollar intercompany receivables from the euro, Argentinian peso and South African rand, which grew weaker relative to the U.S. dollar.

Interest Expense, Net

Interest expense was $5.7 million for the three months ended September 30, 2022, as compared to $5.5 million for the three months ended September 30, 2021 due to higher interest of $0.7 million on the long-term debt as a result of increased interest rates offset by higher interest income on investments of $0.4 million.

Income Taxes

Income tax expense was $0.5 million for the three months ended September 30, 2022, compared to income tax expense of $0.2 million for the three months ended September 30, 2021. For the three months ended September 30, 2022, the quarter’s largest effective tax rate modifications are related to changes in valuation allowance positions related to certain foreign jurisdictions, taxable foreign inclusions within the U.S. and certain non-deductible items.

Comparison of Results of Operations for the nine months ended September 30, 2022 versus the nine months ended September 30, 2021.

Net Sales

Net sales were $113.4 million for the nine months ended September 30, 2022, as compared to net sales of $110.1 million for the nine months ended September 30, 2021, an increase of 3.0%. The impact of the change in foreign currency exchange rates compared to the nine months ended September 30, 2021 reduced revenue by $5.6 million. Excluding this impact, revenue increased approximately 8.1%, primarily driven by leveraging a portfolio of diverse solutions. Each of the Company's diversification categories generated growth in the nine months ended September 30, 2022, led by Antimicrobials and Coatings market penetration and expansion in EMEA. SmartFresh Diversification and Ethylbloc contributed to growth in the Other 1-MCP category. This was partially offset by SmartFresh for Apple declines in certain countries in Latin America and North America due to unfavorable weather and timing events.

Cost of Sales

Cost of sales was $36.8 million for the nine months ended September 30, 2022, as compared to $32.5 million for the nine months ended September 30, 2021. Excluding foreign currency translation impacts, which reduced gross profit by $2.2 million as compared to the prior year-to-date period, gross profit increased 1.6%. Gross profit margin was 67.6% for the nine months ended September 30, 2022 versus 70.5% for the nine months ended September 30, 2021. The lower gross margin primarily reflects the Company’s strategic transition to a more diversified product portfolio, unfavorable foreign currency translation, and higher material costs associated with inflationary pressures, partially offset by price increases.

Research and Development Expenses

Research and development expenses were $9.1 million and $10.1 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. The decrease was primarily related to timing of projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $39.8 million for the nine months ended September 30, 2022, compared to $39.5 million for the nine months ended September 30, 2021, an increase of 0.8%, driven primarily by the timing of expenses.
Amortization of Intangibles

Amortization of intangible assets was $32.0 million for the nine months ended September 30, 2022, compared to $32.1 million for the nine months ended September 30, 2021.

Other Income

During the nine months ended September 30, 2022, the Company had other income of $0.5 million related to the receipt of data sharing income. During the nine months ended September 30, 2021 the Company had other income of $14.1 million due to the receipt of proceeds from the settlement of a litigation matter.

(Loss) Gain on Foreign Currency

Loss on foreign currency was $9.4 million for the nine months ended September 30, 2022, as compared to a gain of $0.4 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, foreign currency losses were recognized related to U.S. dollar intercompany receivables from the euro, Argentinian peso and South African rand, which grew weaker relative to the U.S. dollar along with losses due to the impact of hyperinflationary accounting in Turkey and Argentina.

Interest Expense, Net

Interest expense was $15.7 million for the nine months ended September 30, 2022, as compared to $16.6 million for the nine months ended September 30, 2021. The decrease was primarily due to higher interest income on investments of $1.0 million, and lower debt amortization of $0.3 million offset by higher interest of $0.5 million on the long-term debt.

Income Taxes

Income tax benefit was $2.7 million for the nine months ended September 30, 2022, compared to income tax expense of $2.2 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the largest effective tax rate modifications are related to changes in valuation allowance positions related to certain foreign jurisdictions, taxable foreign inclusions within the U.S. and certain non-deductible items.

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

The following is a reconciliation between the non-GAAP financial measures of EBITDA and Adjusted EBITDA to their most directly comparable GAAP financial measure, net loss including non-controlling interest:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
GAAP net (loss) income including non-controlling interest	($4,614)	$812	($26,152)	($8,284)
Depreciation and amortization	11,360	11,522	34,252	34,122
Interest expense (1)	5,664	5,465	15,703	16,571
Income taxes expense (benefit)	535	208	(2,687)	2,175
Non-GAAP EBITDA	12,945	18,007	21,116	44,584
Share-based compensation	1,096	976	3,411	2,147
Severance related costs (2)	74	29	918	1,616
Other non-recurring costs (3)	525	242	1,035	1,762
Loss (gain) on foreign currency exchange (4)	3,299	918	9,373	(436)
Other (income) expense (5)	—	301	(515)	301
Litigation settlement	—	—	—	(14,392)
Total Adjustments	4,994	2,466	14,222	(9,002)
Non-GAAP Adjusted EBITDA	$17,939	$20,473	$35,338	$35,582

(1)    Interest on debt and accretion for debt discounts.
(2)    Severance costs related to restructuring and cost optimization initiatives.
(3)    Costs related to certain professional and other infrequent or non-recurring fees, including those associated with refinancing efforts, litigation and M&A related fees.
(4)    Relates to net gains and losses resulting from transactions denominated in a currency other than the Company's functional currency.
(5)     Relates to non-recurring data compensation income.

The following is a reconciliation between net sales on a non-GAAP operational basis to GAAP net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
GAAP net sales	$47,764	$49,178	$113,405	$110,094
Impact from changes in foreign currency exchange rates	2,963	—	5,611	—
Non-GAAP operational net sales (1)	$50,727	$49,178	$119,016	$110,094

(1)     The Company provides net sales on a constant currency basis to enhance investors’ understanding of underlying business trends and operating performance, by removing the impact of foreign currency exchange rate fluctuations. The impact from foreign currency, calculated on a constant currency basis, is determined by applying prior period average exchange rates to current year results.

The following is a reconciliation between gross profit on a non-GAAP operational basis to GAAP gross profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
GAAP gross profit	$32,212	$34,143	$76,638	$77,641
Impact from changes in foreign currency exchange rates	2,982	—	2,216	—
Non-GAAP operational gross profit (1)	$35,194	$34,143	$78,854	$77,641

(1)     The Company provides gross profit on a constant currency basis to enhance investors’ understanding of underlying business trends and operating performance, by removing the impact of foreign currency exchange rate fluctuations. The impact from foreign currency, calculated on a constant currency basis, is determined by applying prior period average exchange rates to current year results.

Liquidity and Capital Resources
Cash Flows

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash (used in) provided by operating activities	($2,821)	$25,960
Net cash used in investing activities	($2,622)	($2,894)
Net cash used in financing activities	($12,948)	($26,718)

Cash used in operating activities was ($2.8) million for the nine months ended September 30, 2022, as compared to cash provided by operating activities of $26.0 million for the nine months ended September 30, 2021. In 2022, net income before non-cash depreciation and amortization was $8.1 million. Other non-cash charges included stock-based compensation of $3.3 million and $1.6 million of deferred financing costs offset by a $4.3 million decrease in net deferred taxes. Additionally, the change in net operating assets was $11.9 million in 2022. For the nine months ended September 30, 2021, net income before non-cash depreciation and amortization was $25.8 million. Other non-cash charges included stock-based compensation of $2.0 million, $1.8 million of deferred financing costs and a $1.2 million increase in net deferred taxes. Additionally, the change in net operating assets was $5.2 million for the nine months ended September 30, 2021.
Cash used in investing activities was $2.6 million and $2.9 million for the nine months ended September 30, 2022 and 2021, respectively. Cash used in investing activities in both periods was for the purchase of fixed assets, leasehold improvements and software.

Cash used in financing activities was $12.9 million for the nine months ended September 30, 2022, as compared to $26.7 million for the nine months ended September 30, 2021. Cash used in financing activities in 2022 was for the payment of dividends of $10.6 million and the repayment of debt in the amount of $2.5 million. Cash used in financing activities in 2021 was for the repayment of debt in the amount of $11.6 million, redemption of preferred stock of $5.3 million and payment of dividends of $10.0 million.

Liquidity

At September 30, 2022, we had $35.6 million of cash and cash equivalents, compared to $61.9 million at December 31, 2021.

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

The Amended Credit Agreement provides for a $25.0 million revolving credit facility (the “Amended Revolving Loan”) which matures on June 30, 2024, and a $275.0 million term credit facility (the “Amended Term Loan” and, together with the Amended Revolving Loan, the “Amended Credit Facility”), which matures on December 31, 2024. The Amended Credit Facility includes a $5.0 million swingline commitment and a $10.0 million letter of credit sub-limit. Loans under the Amended Term Loan bear interest at a rate equal to, at the Company’s option, either the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus an Applicable Rate of 6.25% per annum, or the Alternate Base Rate plus an Applicable Rate of 5.25% per annum. Loans under the Amended Revolving Loan bear interest at a rate equal to, at the Company’s option, the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus the Applicable Rate ranging from 6.25% to 6.0% per annum, based on certain ratios. The interest rate was 7.25% for each of the three and nine months ended September 30, 2022. The Company is also required to pay a commitment fee on the unused portion of the Amended Revolving Loan at a rate ranging from 0.5% to 0.375%, based on certain ratios. The Company is required to make mandatory prepayments of outstanding indebtedness under the Amended Credit Agreement under certain circumstances. During the three months ended March 31, 2021, a prepayment of principal of $9.1 million was made.

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

The interest expense related to the amortization of the Amended Credit Facility debt issuance costs was $0.5 million during each of the three months ended September 30, 2022 and 2021, and $1.5 million and $1.7 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 there were $5.0 million of unamortized deferred issuance costs.

At September 30, 2022, there was $260.4 million outstanding under the Amended Term Loan and no balance outstanding under the Amended Revolving Loan. Due to the prepayment, an additional $0.3 million of deferred financing costs were expensed based on the portion of debt paid. At September 30, 2022, the Company evaluated the amount recorded under the Amended Term Loan and determined that the fair value was approximately $255.2 million. The fair value of the debt is based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.

Certain restrictive covenants are contained in the Amended Credit Agreement, and the Company was in compliance with these covenants as of September 30, 2022.

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

Preferred Stock Financing

On June 13, 2020, the Company entered into an Investment Agreement (the “Investment Agreement”) with PSP AGFS Holdings, L.P. ("PSP"), an affiliate of Paine Schwartz Partners, LLC, pursuant to which, subject to certain closing conditions, PSP agreed to purchase in a private placement an aggregate of $150,000,000 of convertible preferred equity of the Company. The transaction closed on July 27, 2020 (the "Closing Date") and a total of 150,000 shares of the Company’s newly-designated Series B-1 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-1 Preferred Stock”) were purchased in such transaction (the “Private Placement”). On September 22, 2020, following the approval of the transactions contemplated by the Investment Agreement by the necessary regulatory body, the Company issued to PSP, for no additional consideration, a total of 150,000 shares of the Company’s newly-designated Series B-2 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-2 Preferred Stock”). On September 25, 2020 (the "Exchange Date"), PSP elected to exchange the shares of the Company’s Series B-1 Convertible Preferred Stock and Series B-2 Preferred Stock held by it for a total of 150,000 shares of the Company’s newly-designated Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). Accordingly, effective as of the Exchange Date, the Company issued 150,000 shares of Series B Convertible Preferred Stock, par value $0.0001 per share, to PSP and all of the shares of Series B-1 Preferred Stock and Series B-2 Preferred Stock held by PSP were cancelled. No shares of Series B-1 Preferred Stock or Series B-2 Preferred Stock are outstanding as of September 30, 2022.

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

Associated with the Series B Preferred Stock, the Company paid dividends of $3.3 million in kind and $3.3 million in cash during the three months ended September 30, 2022 and $9.0 million in kind and $10.6 million in cash during the nine months ended September 30, 2022. The Company paid dividends of $2.3 million in kind and $3.9 million in cash during the three months ended

September 30, 2021, and $8.6 million in kind and $10.0 million in cash during the nine months ended September 30, 2021 associated with the Series B Preferred Stock. As of September 30, 2022 and December 31, 2021, the Company had no accrued dividends.

The Series B Preferred Stock is convertible into Common Stock at the election of the holder at any time at an initial conversion price of $5.00 (the “Conversion Price”). The Conversion Price is subject to customary adjustments, including for stock splits and other reorganizations affecting the Common Stock and pursuant to certain anti-dilution provisions for below market issuances. As of September 30, 2022 and December 31, 2021, the maximum number of shares of common stock that could be issued upon conversion of the outstanding shares of Series B Convertible Preferred Stock was approximately 34.0 million and 32.2 million shares, respectively.

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

As of September 30, 2022, our management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria in Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of September 30, 2022 was effective.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Ownership of our securities involves a high degree of risk. Holders of our securities should carefully consider, in addition to the historical financial statements and related notes and other information set forth in this Report, the risk factors discussed in Part I - Item 1A - Risk Factors included in our 2021 Form 10-K, all of which could materially affect our business or future results. Except as set forth below, we are not currently aware of any material changes to the risk factors disclosed in our 2021 Form 10-K. If any of the risks or uncertainties described in any of such risk factors actually occur, our business, financial condition and operating results could be adversely affected in a material way. This could cause the trading prices of our securities to decline, perhaps significantly, and you may lose part or all of your investment.

The potential take-private transaction with Paine Schwartz may not occur, may increase the volatility of the market price of our common stock, and will result in certain costs and expenses.

On October 24, 2022, a special committee of the Company’s board of directors agreed with Paine Schwartz to pursue a transaction in which Paine Schwartz would acquire all of the outstanding common stock of the Company, which transaction would be conditioned upon, among other things, approval of the holders of a majority of the Common Stock owned by disinterested stockholders. This proposed transaction is not yet certain and is subject to, among other things, Paine Schwartz’s satisfaction of confirmatory diligence and negotiation and execution of definitive documentation. The potential timing of this proposed transaction, if effected, is not yet known, and no agreement between Paine Schwartz and the Company relating to the proposed transaction will be created unless definitive documentation is executed and delivered by the appropriate parties. There can be no assurance that the proposed transaction will result in a transaction occurring, its timing, or ultimate terms.

The market price of our common stock may reflect various assumptions as to whether the proposed transaction with Paine Schwartz will occur. Variations in the market price of our common stock may occur as a result of changing assumptions regarding the proposed transaction, independent of changes in our business, financial condition or prospects or changes in general market or economic conditions. As a result, the announcement of the execution of a definitive agreement regarding a transaction, or of a failure to reach a definitive agreement regarding a transaction, could result in a significant change in the market price of our common stock.

We expect to incur costs in connection with the consideration of the potential transaction with Paine Schwartz, including costs of financial and legal advisors. Transactions such as the proposed transaction with Paine Schwartz often attract litigation and the Company may be required to expend additional resources defending such litigation. It is difficult to estimate the aggregate amount of such costs, although they could be substantial. In addition, uncertainty associated with the potential transaction could adversely affect the Company's ability to attract, retain and motivate key employees, which could have a negative effect on our operations and business plans.

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

AgroFresh Solutions, Inc.
Date:	November 9, 2022

/s/ Clinton A. Lewis, Jr.
By:	Clinton A. Lewis, Jr.
Title:	Chief Executive Officer

/s/ Graham Miao
By:	Graham Miao
Title:	Chief Financial Officer