Form 10-K
period 2022-12-31
AgroFresh Solutions, Inc.
filed 2023-03-10
CIK 1592016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒   Yes ☐   No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)
  ☒   Yes ☐   No
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  ☐  Yes ☒  No
As of June 30, 2022, the aggregate market value of the common stock held by nonaffiliates of the registrant, based on the $1.79 closing price of the registrant’s common stock as reported on the NASDAQ Global Select Stock Market on that date, was approximately $38.7 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
The number of shares of the registrant’s common stock outstanding as of March 1, 2023 was 53,717,574.

1

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K, provided that if such proxy statement is not filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, an amendment to this Annual Report on Form 10-K will be filed no later than the end of such 120-day period.

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this annual report on Form 10-K (this "Report") constitute “forward-looking statements” for purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding the anticipated timing of the closing of the Merger (as defined below) and our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “will” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements relating to:

•the planned Merger, including the anticipated timing or benefits thereof;
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

PART I

ITEM 1. BUSINESS

Overview

AgroFresh Solutions, Inc. (the “Company”, “AgroFresh”, “we”, “us” or “our”) is an agriculture technology (AgTech) innovator and global leader whose mission is to prevent food loss and waste and conserve the planet’s resources by providing a range of science-based solutions, data-driven digital technologies and high-touch customer services. AgroFresh supports growers, packers and retailers with solutions across the food supply chain to enhance the quality and extend the shelf life of fresh produce. The AgroFresh organization has 40 years of post-harvest experience across a broad range of crops, including revolutionizing the apple industry with the SmartFresh™ Quality System more than 20 years ago. The AgroFresh platform is powered by our comprehensive portfolio that includes plant-based coatings, antimicrobials, digital solutions and proprietary solutions that help improve the freshness of fruit across the supply chain from harvest to the home.

AgroFresh’s market leadership is underpinned by our global footprint, extensive applied scientific and regulatory expertise, customer intimacy and growing portfolio of value-added solutions and mission-critical advisory services. Our key products are sold in approximately 50 countries, and we support customers by protecting an estimated 25,000 fruit storage rooms globally. In addition, we provide in-depth plant physiology expertise and offer a comprehensive list of solutions spanning from near-harvest to post-harvest, and from storage through to retail. More importantly, AgroFresh has been able to gain a high level of trust from our customers, which is built on four decades of interaction and support. Our direct market approach, full portfolio of solutions, high touch customer service and science-based model best position us to address our customers’ needs and differentiates us from other companies.

The following tables present a breakdown of our revenue based on crops and geography for the year ended December 31, 2022.

Note: “Other Product Solutions” include revenue from citrus, pears, kiwifruit and other crops. “EMEA” comprises Europe, the Middle East and Africa.

AgroFresh got its start in January 1996. With the acquisition of rights in proprietary 1-MCP (1-Methlycycloproprene) technology, the Company pioneered the development and commercialization of SmartFresh. This groundbreaking ethylene management solution is a plant-growth regulator that revolutionized the apple industry by allowing for long-term storage. By 2002, SmartFresh received its first registration for commercial use in Chile, with the U.S. following shortly thereafter. The benefits of this technology now serve multiple crops in all key growing regions and have helped reduce apple waste by nearly 260,000 metric tons from 2002 to 2018 in the U.S., France and Italy alone. In the past several years, AgroFresh expanded beyond SmartFresh with the introduction of Harvista, a proprietary 1-MCP formulation used in the orchard for near-harvest application in pome fruit. Harvista helps to maximize peak ripening and fruit quality. It also allows for an expanded harvest window by keeping fruit on the tree longer to achieve optimal color, size and firmness bringing the added benefit of helping growers to optimize labor management. Harvista is now approved for use in apples, pears, cherries, and blueberries. AgroFresh further expanded into new crops and post-harvest offerings with the 2017 acquisition of Tecnidex, now integrated into AgroFresh as AgroFresh Fruit Protection S.A. ("AgroFresh Fruit Protection"), a leader in the citrus industry based in Valencia, Spain, which diversified the business into fungicides, coatings, and disinfectants. As a further step towards its long-term diversification strategy, the Company launched its digital solution in 2018 with the release of FreshCloud™, its quality insights and analytics platform.

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

Merger Agreement

On November 21, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Project Cloud Holdings, LLC (“Parent”), Project Cloud Merger Sub, Inc. (“Merger Sub”) and the Company. Parent and Merger Sub are affiliates of investment funds managed by Paine Schwartz Partners, LLC (“Paine Schwartz”). Upon the terms and subject to the conditions set forth in the Merger Agreement, among other things, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger (the “Surviving Corporation”). As a result of the Merger, the Company will cease to be a publicly traded company, and investment funds managed by Paine Schwartz will become the indirect owner of all the Company’s outstanding capital stock.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), and as a result of the Merger, (x) each share of the Company’s common stock, par value $0.0001 per share (the “Shares”), issued and outstanding immediately prior to the Effective Time, will be converted into the right to receive $3.00 in cash, without interest (collectively, the “Merger Consideration”) and (y) the share of the Company’s Series A preferred stock, par value $0.0001 per share (“Series A Share”), issued and outstanding immediately prior to the Effective Time, will be converted into the right to receive $3.00 in cash, without interest. Such conversion of Shares and the Series A Share is subject to certain exceptions, including, as applicable, for (i) Shares owned by stockholders of the Company who did not vote in favor of the Merger Agreement and have perfected and not withdrawn a demand for appraisal rights pursuant to Section 262 of the General Corporation Law of the State of Delaware, (ii) Shares owned by the Company and not held on behalf of third parties and (iii) Shares owned by Parent or Merger Sub.

Pursuant to the Merger Agreement, at the Effective Time, and as a result of the Merger, each share of Series B preferred stock, par value $0.0001 per share, of the Company (the “Series B Preferred Stock”) will be (x) converted into one share of Series B convertible preferred stock, par value $0.0001 per share, of the Surviving Corporation or (y) if so elected by Parent and, in addition to the amount required to fund the Merger Consideration, Parent has secured additional financing sufficient to (i) pay the Change of Control Redemption Price (as defined in the Certificate of Designation of Series B Convertible Preferred Stock of the Company) and (ii) repay all indebtedness for borrowed money of the Company that becomes due and payable as a result of the Merger, converted into the right to receive an amount in cash equal to the Change of Control Redemption Price.

Consummation of the Merger is subject to certain specified closing conditions, including the approval by holders of a majority of the aggregate voting power of (i) the outstanding Shares (including those held by Paine Schwartz and its affiliates) and the outstanding shares of Series B Preferred Stock, voting together as a single class, and (ii) the outstanding Shares held by stockholders who are not affiliated with Paine Schwartz, members of the Company's board of directors, certain officers of the Company, or any of their respective associates or members of their immediate family. Assuming satisfaction or waiver (to the extent permitted) of the conditions set forth in the Merger Agreement, the Company currently expects the transactions contemplated thereby to close in the first quarter of 2023.

Because the Merger is not yet complete, and except as otherwise specifically stated, the descriptions and disclosures presented elsewhere in this Report assume the continuation of AgroFresh as a public company.

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

Diversified Global Presence Across All Major Growing Regions. We have established a global footprint with key products approved in over 50 countries that supports customers with approximately 25,000 storage rooms globally. Our top ten customers represent less than 15% of the Company's total revenue, a sign of the strength and resilience of our business. The Company's global commercial platform is unique in the post-harvest industry, positioned across six continents, bringing a full suite of AgroFresh solutions and high-touch advisory services to customers in every key produce-growing region. Our ability to deliver in-depth technical services and products is a fundamental competitive advantage. We believe our global footprint provides not only a platform for growth but also greater diversification. As part of the diversification efforts, SmartFresh can optimize the consumer experience for a wide range of crops including pears, kiwis, avocado, broccoli, melon, tomato, mango and stone fruit. Our participation in a wide range of markets protects the business from crop size fluctuations in any particular market. For the year ended December 31, 2022, EMEA, North America, Latin America and Asia Pacific (including China and India) represented 47.5%, 18.9%, 22.3% and 11.3% of sales, respectively. AgroFresh Fruit Protection meaningfully contributes to our global diversification efforts.

Service-Oriented Business Model. AgroFresh’s direct service model provides a combination of product applications with mission-critical technical advisory services, which together support our above industry average margin profile. Our sales and technical support personnel maintain direct interaction with our customers in areas of product selection, product application best practices, contract negotiations and overall customer service. Furthermore, we currently have over 40 dedicated research and development scientists, about half with advanced degrees, working around the world, including at numerous research institutes and customer sites. This infrastructure has allowed us to amass a proprietary database of technical data of applied plant physiology collected throughout our more than 40-year history. In 2022, we made approximately 36,000 monitored applications of SmartFresh. Our proprietary database gives us important insights into the causes of produce spoilage for various crops varieties in different regions as well as best practices for the effective use of SmartFresh and other quality preserving solutions. As a result, our local sales and technical service teams are best positioned to provide custom advice and solutions, giving our customers confidence and peace of mind throughout the year. Furthermore, we believe FreshCloud can further bolster our integrated offerings with the addition of data-backed solutions to monitor produce quality across the supply chain. FreshCloud is designed to deliver timely, predictive insights that will help our customers improve efficiency and enhance produce freshness.

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

Harvista is another key product where we are actively working to expand geographic and crop regulatory approvals. As of December 31, 2022, Harvista is registered in thirteen countries and we are currently working to obtain registrations in more than six additional countries including the European Union (the "EU"). In the past few years, we received regulatory approval to apply Harvista to cherries and blueberries in the U.S., blueberries in Chile and Argentina, and apples in Australia, Brazil, Ukraine, and New Zealand, and our team is working to achieve similar registrations in other markets. In 2022, we secured emergency use permits in seven European markets so that growers could utilize and take advantage of the benefits of Harvista ahead of the first approvals expected during 2025 in the Netherlands and by the end of 2025 for other EU countries and we are seeking to have these emergency uses renewed in 2023. The main limitation to accelerated growth of Harvista is the long regulatory approval cycle in important markets like the EU.

The addition of fungicides, disinfectants and coatings has helped us to diversify our crop exposure and reduce revenue seasonality and provided new growth opportunities via cross-pollination of these technologies into AgroFresh core fruit categories. As a result of all these initiatives, we have successfully diversified our proportion of SmartFresh for apples sales from nearly 78% in 2016 down to approximately 54% as of December 31, 2022.

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

Long-Standing Relationships with Highly Diverse Customer Base. We believe our direct service model coupled with our proprietary solutions have helped us develop deep, trusted and long-tenured relationships with a diverse array of global customers including packers, growers and retailers. For over 40 years, we have operated with a large team of commercial and technical experts located in key geographies around the world to provide on-site custom advisory services. This infrastructure helps us maintain intimate and consistent interaction with our customers throughout the year to understand all aspects of harvest operations, address a variety of customer-specific issues, and ultimately improve the economics for growers, packers and retailers across the supply chain. As a result of our unique service model and comprehensive solutions, we have developed direct customer relationships in approximately 50 countries and are working with strategic customers to penetrate new geographies and markets.

“Asset-light, High-touch” Model Generates Strong Profit Margins and Free Cash Flow. Our technical expertise, long-standing customer relationships and asset-light business model drive attractive profit margins. For the year ended December 31, 2022, we generated gross margins and adjusted EBITDA margins1 of 67% and 35%, respectively. In addition, we employ an “asset-light”, outsourced production model. We use a third-party manufacturer, and have an approved qualified alternative, for our key active ingredient, 1-MCP, under a long-term contract with strict confidentiality obligations, and several other suppliers to formulate products and provide packaging services. For the manufacturing of coatings, disinfectants and equipment servicing the citrus market, we employ a manufacturing plant in Spain and use several local suppliers to formulate products and assemble equipment. As a result, our manufacturing footprint requires low capital investment. For the year ended December 31, 2022, capital expenditures were $4.1 million, or 2.6% of net sales. Our attractive margin profile coupled with our asset-light strategy result in strong free cash flow, which we expect to use to reinvest in the business and repay debt.

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
The Company made several appointments to its senior leadership team in 2021-2022 that are intended to position the Company for consistent, profitable growth and to further drive the Company's diversification strategy. We believe our management team has the vision, expertise, and experience to position us for continued success as they implement our growth through diversification strategy.

Industry Overview

Food Preservation and Freshness

According to the Food and Agriculture Organization of the United Nations, over 1.3 billion metric tons of food, or approximately one third of the total food produced worldwide, is lost to spoilage or waste each year, and as much as one half of fruits and vegetables perish before being consumed. Euromonitor reports that retailers are often judged on their fresh food selection. A significant percentage of food waste at the retail level is based on qualitative factors related to consumer perception of freshness. In the U.S., the Environmental Protection Agency announced in 2015 the first-ever domestic goal to reduce food loss and waste by 50 percent by 2030.

Loss or shrinkage along the food supply chain has various causes, including degradation of fresh produce during storage and transportation.

AgroFresh strives to be the guardian of the world’s fresh produce and stands ready to lead the fresh produce industry into a more sustainable future. In 2019, we completed a detailed sustainability study about the influence of SmartFresh on the apple industry. From 2002 to 2018, we estimate that 260,000 metric tons of apple waste was prevented in the U.S., France, and Italy alone. This reduced apple spoilage equates to more than 2.5 million metric tons of water. We estimate that improving the apple supply chain in those three countries alone yielded an annual reduction of 800 thousand metric tons of carbon dioxide out of the air, which is equivalent to taking approximately 170,000 cars off the road each year. As AgroFresh invests in innovative technologies and diversifies to an even broader assortment of crops and markets, the Company is poised to make even greater contributions to the world’s sustainable food supply.

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

Post-Harvest Treatments

Post-harvest treatments include treatments to manage the effects of ethylene, to prevent microbial contamination and to reduce dehydration. Naturally occurring ethylene triggers the acceleration of ripening in certain crops, reducing post-harvest life.

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

Our Business

We are an AgTech innovator in proprietary advanced technologies that enhance the freshness, quality and value of fresh produce. We currently offer SmartFresh applications at customer sites through a direct service model utilizing third-party contractors. We also provide advisory services based on our extensive knowledge on the use of 1-MCP collected through hundreds of thousands of monitored applications done as a part of the service model. Our pricing to customers is based on the service provided, not on the product sold. We operate in approximately 50 countries and derive most of our revenue working with customers to protect the value of apples, pears and other produce during storage. SmartFresh diversification efforts are focused on expanding use in underserved crops and regions, such as the U.S. and South America. Harvista is approved for sale in Argentina, Australia, Azerbaijan, Brazil, Canada, Chile, Israel, South Africa, Turkey, Ukraine, the United States and New Zealand. ActiMist was launched in the U.S. and in 2022 launched in Australia and we are seeking to expand into other countries subject to regulatory approval. In support of our growth through diversification strategy, line extensions and new services are planned for introduction to seek to strengthen our global position in post-harvest storage and to capitalize on adjacent growth opportunities in near-harvest markets.

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

AgroFresh extended its post-harvest leadership with the acquisition of AgroFresh Fruit Protection, a leading provider of fungicides, disinfectants and coatings primarily focused on the citrus market. For over 40 years, AgroFresh Fruit Protection has been helping fruit and vegetable producers offer clean, safe and high-quality products to customers in 18 countries with strength in the Mediterranean growing region. AgroFresh Fruit Protection helped to expand our R&D capabilities and to enable us to leverage ActiMist, an innovative delivery system of foggable fungicides. Our fungicide and coatings offerings further diversify our revenue by expanding our ability to provide solutions and service to the citrus industry.

SmartFresh Value Proposition

The SmartFreshTM Quality System, our flagship solution, preserves the texture, firmness, taste and appearance of produce during storage, transportation and retail display. Available in “storage room” and “on-the-move” application formats, the SmartFresh Quality System is the original, most recognizable post-harvest choice to maintain consumer-desired produce freshness and quality and reduce waste. It allows growers and packers to deliver “just harvested” freshness on a year-round basis and enables retailers to increase customer satisfaction with fresh, high-quality produce. An integral part of the SmartFresh value proposition is a direct service model providing customers with on-site applications of SmartFresh at their storage facilities together with mission-critical and value-added advisory services. AgroFresh™ Verified is our proprietary analysis and reporting service that provides confirmation of a successful SmartFresh application in storage rooms.

The value of SmartFresh with any crop is determined by both the biological efficacy with that crop and the utility value the application delivers to the customer. The biological efficacy with apples is high; apples are sensitive to ethylene, and SmartFresh is effective at delaying ripening. In addition, SmartFresh brings high utility value by helping to keep apples fresh year-round despite their narrow harvest window, effectively extending the marketing window for growers and packers to monetize their crop. This has resulted in the widespread adoption of SmartFresh by apple growers and packers worldwide. The cost of SmartFresh translates into less than one cent per pound of apples in the United States, which is small relative to both the value of the crop and the importance of maintaining the quality of that crop during storage. Retail prices of apples in the U.S. typically range from $1.30-$4.50 per pound depending on the variety. The use of SmartFresh gives growers and packers the ability to store apples from one season to the next without losing their just picked quality characteristics.

Beneficial effects of SmartFresh have been proven across numerous apple varieties throughout the world. SmartFresh is also effective with other crops that are highly sensitive to ethylene, including pears, kiwifruit, plums, persimmons, avocados, melons, tomatoes, and broccoli, each of which requires a different application method and supply chain logistics beyond storage rooms. We also offer a corresponding solution for flowers, marketed under the EthylBloc brand name through two strategic partners that have a strong position in the global flower market.

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

Harvista is currently available in Argentina, Australia, Azerbaijan, Brazil, Canada, Chile, Israel, New Zealand, South Africa, Ukraine, Turkey and the United States. In addition to apple and pear crops, Harvista has received approval for applications to cherries and blueberries in the U.S. and Chile. We expect to pursue additional registrations and label expansions as new formulations and/or crop concepts are validated.

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

Fungicides, Coatings and Disinfectants

In addition to VitaFresh Botanicals, we have a complete line of fungicide, coating and disinfectant solutions across various crops and application types.

ActiMistTM / ActiSealTM

Antimicrobial technology is generally delivered by airborne or liquid systems including drenching or tank. ActiMist is a thermo-fogged fungicide that works simultaneously with SmartFresh for convenience and enhanced storage room logistics. ActiSeal, a portfolio of liquid fungicides, offers broad-spectrum protection based on a full portfolio of active ingredients, and is delivered via drencher or tank. Together, these fungicides provide control of a broad spectrum of post-harvest diseases and help to protect against a wide range of fungal threats on pome, citrus and stone fruit.

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

Marketing and Sales

The Company's post-harvest business includes solutions designed to improve yields for growers and packers. These solutions include SmartFresh, Harvista, ActiMist, digital services platform FreshCloud and a large range of antimicrobials, disinfectants, coatings, and packinghouse equipment, marketed under the brands Actiseal, FreshStart, VitaFresh Botanicals, Teycer Originals and Control-Tec, respectively.

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

No single customer accounted for more than 10% of net sales in 2022, 2021 or 2020.

Competition

Post-harvest solutions include 1-MCP-based solutions, fungicides and coatings. The market for 1-MCP use is evolving and we have faced competition since our 1-MCP use patent expired in 2014. We estimate that citrus post-harvest applications represent approximately 60% of the total core post-harvest market, which is why we are focused on seeking to grow further in this important crop segment. The market for post-harvest solutions is fragmented with numerous regional suppliers. The four leading providers, including AgroFresh, account for more than half of global post-harvest sales. Other regional and local companies, mainly in citrus, account for the remaining post-harvest sales. Additional key players in the post-harvest industry include fungicide suppliers, such as Syngenta and Janssen PMP, which hold post-harvest registrations of fungicides previously approved for pre-harvest applications, and which use post-harvest companies, including AgroFresh, to distribute their products. In the near-harvest segment, ReTainTM is a competitive technology to Harvista that is offered in all regions except for the EU. We believe that the principal factors of competition in our industry include reputation, product quality, customer service and customer intimacy, product innovation, technical service and value creation. We believe that we compete favorably with competitors based on these and other factors. See the subsection titled “Competitive Strengths” above.

Research and Development

Research and development plays an important role at AgroFresh in providing technical support to our customers as well as building our product pipeline by identifying and developing innovative new offerings and line extensions of existing products. AgroFresh R&D is a global function with less than half of our R&D resources located in facilities in North America, and the remainder across our other regions. During fruit harvest times, we hire additional third-party contract scientists to assist AgroFresh in the execution of experiments involving Harvista, SmartFresh, VitaFresh Botanicals and ActiMist technologies. Most of the regional research and development facilities focus on business aligned research and development initiatives to develop line extensions and create new products. Research and development leverage our core competencies in a number of technical areas including post-harvest physiology, analytical chemistry, regulatory sciences, regulatory affairs, formulation science, formulation process development, organic chemistry and delivery systems. Initiatives focused on next generation solutions utilize expertise in material science, molecular biology, post-harvest pathology, diagnostics and sensor technology. Where appropriate, we partner with external companies and universities to strengthen our internal competencies. Our internal and external R&D activities focus on developing sustainable, natural solutions intended to address our customers' current and future challenges.

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

Regulation and Compliance

We are subject to extensive national, state and local government regulations, and the Company has a regulatory team that we believe is best in class, which leverages a global network of highly experienced regulatory consultants. Through this network, we have successfully obtained registrations for SmartFresh, Harvista and LandSpring in every country where the review process has been completed, and the registration process for Harvista continues in many additional countries. We have completed more than 400 comprehensive international health and environmental tests that have shown the AgroFresh family of products, including SmartFresh and Harvista, are safe for consumers, workers and the environment. 1-MCP, the active ingredient in many AgroFresh products, is metabolized by the natural processes in apples and other fruits and leaves no detectable residue when used according to the label instructions. The products have been approved by over 50 authorities including the U.S. Environmental Protection Agency and the European Commission. We do not anticipate any significant problems in obtaining future required licenses, permits or approvals necessary to expand our business. We leverage our regulatory capabilities as we expand the fungicide product lines into new countries.

For a discussion of the various risks we may face from regulation and compliance matters, see “Risk Factors” in Item 1A of this report.

Employees

As of December 31, 2022, we had approximately 300 full-time employees. None of our employees in North America are members of a union or subject to the terms of a collective bargaining agreement. In certain other countries where we operate (including Brazil, France, Germany, Italy, Netherlands and Spain), employees are members of unions or are represented by works councils. In addition, certain of our activities have been performed historically by seasonal and part-time third-party staff.

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

Risks Related to the Proposed Merger

Failure to complete the Merger could negatively impact the Company's business and the market price of the shares of Company common stock.

If the Merger is not completed, depending on the circumstances that would have caused the Merger not to be completed, the price of the shares of Company common stock may decline significantly. If that were to occur, it is uncertain when, if ever, the price of the shares of Company common stock would return to the price at which the shares of Company common stock are trading as of the date of this Report. Accordingly, if the Merger is not completed, there can be no assurance as to the effect of these risks and opportunities on the future value of your shares of Company common stock. If the Merger is not completed, the Company's board of directors will continue to evaluate and review the Company’s business operations, indebtedness and maturity thereof, properties, dividend policy, share repurchase policy and capitalization, among other things, make such changes as are deemed appropriate and continue to seek to identify strategic alternatives to enhance stockholder value. If the Merger Agreement is not approved by the Company’s stockholders or if the Merger is not completed for any other reason, there can be no assurance that any other transaction acceptable to the Company will be offered or that the Company’s business, financial condition or results of operation will not be adversely impacted.

During the pendency of the Merger being completed, we will be subject to a number of material risks, including the disruption to our business resulting from the announcement of the signing of the Merger Agreement, the diversion of management’s attention from our day-to-day business, and the substantial restrictions imposed by the Merger Agreement on the operation of our business during the period before the completion of the Merger, which may make it difficult for us to achieve our business goals if the Merger does not occur. In addition, Paine Schwartz and its affiliates would continue to hold a substantial portion of the voting power of the issued and outstanding shares of Company common stock on an as-converted basis.

Failure to complete the Merger could trigger the payment of a termination fee.

If the Merger Agreement is terminated, under specified conditions, including as a result of a change in the recommendation of the Company's board of directors or the special committee of the board or by termination by the Company of the Merger Agreement to enter into an alternative acquisition agreement providing for a superior proposal, the Company will be required to pay Parent a termination fee of $15 million.

In addition, any monetary damages payable by either the Company or Parent for any breach of the Merger Agreement or any document executed in connection therewith (including for any willful and material breach, but excluding fraud) cannot exceed, in the aggregate, $43 million plus up to $2.5 million of reimbursable costs of enforcement (plus, in the case of damages payable by Parent, any reimbursable costs that the Company incurs in assisting Parent in arranging debt financing).

If the Merger is not completed, the Company’s substantial indebtedness and the terms of its Series B Preferred Stock could adversely affect its financial condition and its ability to execute its business strategy.

The Company has a significant amount of indebtedness under a term loan that, unless refinanced, would become a current liability on December 31, 2023. As of December 31, 2022, there was approximately $260 million outstanding under the term loan. Additionally, the terms of the Series B Preferred Stock provide for mandatory cumulative dividends at a rate of 16% per annum to the holder of shares of Series B Preferred Stock, of which 50% is currently payable in cash, 37.5% is currently payable in kind, and 12.5% is currently payable in cash or in kind, at the Company’s option. The voting power of Paine Schwartz will increase as dividends are paid in kind. As a result of the Company’s substantial indebtedness and the terms of its Series B Preferred Stock, failure to complete the Merger could have important consequences, including:

•making it more difficult for the Company to satisfy its obligations with respect to its debt;

•limiting the Company’s ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions or other general corporate requirements;

•requiring a substantial portion of the Company’s cash flows from operations to be dedicated to payments on its indebtedness and the Series B Preferred Stock instead of other purposes, thereby reducing the availability of its cash flows to fund its other business needs;

•increasing its vulnerability to adverse general economic and industry conditions;

•exposing it to interest rate risk as certain of the Company’s indebtedness are at variable rates of interest;

•limiting its flexibility in planning for, or reacting to, changes in the economy and the industry in which the Company competes;

•putting the Company at a competitive disadvantage compared to its competitors with less indebtedness;

•increasing the Company’s cost of borrowing; and

•decreasing the relative voting power of the holders of the Company’s common stock.

The occurrence of any one of these events could have a material adverse effect on the Company’s business, financial condition, results of operations and ability to satisfy its obligations in respect of its outstanding indebtedness.

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

During 2022, global businesses continued to face the challenge of operating during the COVID-19 pandemic. While we managed through this unprecedented environment, our future operations could be adversely affected to the extent that coronavirus or any other epidemic harms the global economy or adversely impacts demand for fresh horticultural products. Our operations may experience disruptions in the event of a global pandemic or restriction on travel that results from a global pandemic, which may materially and adversely affect our business, financial condition and results of operations. The extent to which the coronavirus or other health epidemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted.

Increased competition in our industry can lead to pricing pressure, reduced margins or the inability of our products and services to achieve market acceptance.

Actions by new or existing competitors, including introduction of competing products or services, promotions, combinations with other products or services, or price-cutting may lower our sales or require actions to retain and attract customers which could adversely affect our profitability. Increased competition from existing or new competitors could result in price reductions, increased competition for materials, reduced margins or loss of market share, any of which could materially and adversely affect our business and our operating results and financial condition. In recent years, we have from time to time decreased pricing in certain regions to defend market share against increased competition and we may elect to take similar action in the future, depending on competitive pressures.

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

Our business involves complex operations and demands a management team and workforce that is knowledgeable and expert in many areas necessary for our operations. As a company focused on both research and development and customer service in the highly-specialized horticultural pre- and post-harvest fields, we rely on our ability to attract and retain skilled employees, consultants and contractors, including our specialized research and development and sales and service personnel. As of December 31, 2022, we employed approximately 300 full-time employees, of which approximately 150 were members of our research and development and sales and service teams. The departure of a significant number of our highly skilled employees, consultants or contractors or one or more employees who hold key regional management positions could have an adverse impact on our operations, including as a result of customers choosing to follow a regional manager to one of our competitors.

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

Our business is highly dependent on one active ingredient, 1-MCP, applied to a limited number of horticultural products. In 2022, we derived approximately 81% of our revenue working with customers using SmartFresh to protect the value of apples, pears and other produce during storage. We expect these applications, products and active ingredients to continue to account for a large percentage of our profits in the near term. Our ability to continue to market and sell products containing this active ingredient in existing and new crop segments is important to our future success.

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

We have a significant amount of indebtedness. As of December 31, 2022, our total indebtedness was approximately $261 million, including approximately $260 million in outstanding principal under a term loan with a scheduled maturity date of December 31, 2024. This substantial level of debt could have a variety of negative effects, including:

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

Our ability to make scheduled payments on or refinance our debt obligations and to meet our dividend obligations to our preferred stockholder depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors, some of which are beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness and the dividend obligations attached to our preferred stock.

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

In addition, we rely on both registered and unregistered trademarks to protect our name and brands. Our failure to adequately maintain the quality of our products and services associated with our trademarks or any loss to the distinctiveness of our trademarks may cause us to lose certain trademark protection, which could result in the loss of brand recognition. In addition, successful third-party challenges to the use of any of our trademarks may require us to rebrand our business or certain products or services associated therewith.

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

Use of many of our current products is not compatible with “organic” labeling standards in all jurisdictions. As such, an increase in consumer preference for organic produce could negatively affect the demand for our products or services. Similarly, a shift in consumer preferences away from fresh produce in favor of frozen or processed food products, or towards “seasonal” or locally grown produce, could negatively affect the demand for our products or services.

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

The failure to collect outstanding receivables could have an adverse impact on our business, financial condition and results of operations. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then we might be required to make additional allowances, which would adversely affect our results of operations in the period in which the determination or allowance was made. Bad debt write offs were less than 0.5% of revenues in each of 2022, 2021 and 2020.

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

No single customer accounted for more than 10% of our consolidated net sales in 2022, 2021 or 2020. At December 31, 2022, December 31, 2021 and December 31, 2020, no individual customer accounted for greater than 10% of our consolidated accounts receivable balance.

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

We have recognized substantial balances of identified intangible assets as a result of business combinations, and we may record additional other intangible assets as a result of any acquisitions we may complete in the future. We are required to test any intangible asset with an indefinite life for possible impairment on the same date each year and on an interim basis if there are indicators of a possible impairment. We are also required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment. There is significant judgment required in the analysis of a potential impairment of identified intangible assets and fixed assets. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which we operate or impairment in our financial performance and/or future outlook, the estimated fair value of our long-lived assets decreases, we may determine that one or more of our long-lived assets is impaired. An impairment charge would be determined based on the estimated fair value of the assets and any such impairment charge could have a material adverse effect on our financial condition and results of operations.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2022, we had aggregate U.S. net operating loss carryforwards of approximately $169.3 million. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act, federal net operating losses incurred in taxable years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal net operating losses generated in tax years beginning after December 31, 2017 is limited. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "IRC"), and corresponding provisions of state law, if a corporation undergoes an “ownership change” (which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We experienced an ownership change as a result of the consummation of the sale of preferred stock in July 2020. Consequently, the Company recorded a valuation allowance to reflect the reduction in expected utilization of net operating losses and other tax attributes. Future ownership changes may materially limit certain U.S. tax attributes, which may harm our future operating results by effectively increasing our future tax obligations. The Company will continue to review the realizability of the net operating losses and other tax attributes and may make additional adjustments to the valuation allowance.

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

As of December 31, 2022, PSP (an affiliate of Paine Schwartz) owned 145,046 shares of our Series B Preferred Stock, which is currently convertible into approximately 34.7 million shares of our outstanding common stock, representing approximately 39% of our outstanding common stock on an as-converted basis (and which votes with our common stock on an as-converted basis), and Dow owned approximately 21 million shares of our outstanding common stock. In addition, we pay dividends-in-kind on the Series B Preferred Stock on a quarterly basis. Because of the degree of concentration of voting power (and the potential for such power to increase upon the purchase of additional stock and/or the payment of dividends-in-kind), your ability to elect members of our board of directors and influence our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends, may be diminished.

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

As of December 31, 2022, there were 53,718,408 shares of our common stock outstanding. Substantially all of our issued and outstanding shares are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. Future sales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

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
•the requirement that an annual meeting of stockholders may be called only by the chair of the board of directors, the chief executive officer, or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
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

We may retain future earnings, if any, for future operations, expansion, debt repayment, and payment of dividends to PSP, and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends on our common stock as a public company in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is limited by the terms of the Merger Agreement and may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our credit facility and the terms of our outstanding Series B Preferred Stock. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

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

In 2020, we identified material weaknesses in our internal controls over taxes and financial reporting. Although that material weakness was subsequently remediated, our management may be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weaknesses in internal controls over taxes and financial reporting related to the design and operation of controls over significant nonrecurring transactions and the preparation and review of our income tax provision. For further discussion of the material weaknesses, see Item 9A. Controls and Procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in those reports is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease our current headquarter facility in Philadelphia, Pennsylvania, consisting of approximately 11,200 square feet. In 2022, the lease term was extended until November 30, 2029, with no options for early termination. We lease a facility in Spring House, Pennsylvania consisting of 14,000 square feet. The lease has a 123 month term commencing in January 2018. We use five primary additional leased locations worldwide to deliver product and technical services: Yakima, Washington; Fresno, California; Rancagua, Chile; Bologna, Italy; and Llerida, Spain. AgroFresh Fruit Protection occupies a building of five units in Valencia, Spain. Our subsidiary, AgroFresh Fruit Protection, owns two of these units (consisting of approximately 24,480 square feet) and leases the three remaining units (consisting of approximately 37,245 square feet). One of the leased units had a 60 month term that commenced in October 2015 which was extended for an additional 80 months. The other two leased units have a 120 month lease term that commenced in July 2017.

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

Holders of Record

On February 24, 2023, there were approximately 80 holders of record of our common stock. Such number does not include beneficial owners holding securities through nominee names.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future is within the discretion of our board of directors, and will be dependent upon our revenues and earnings, capital requirements and general financial condition. Our board of directors does not anticipate declaring any dividends in the foreseeable future. Further, our ability to declare dividends is limited by the terms of our Series B Preferred Stock, which prohibits us from paying dividends on our common stock without the written approval of holders of a majority of the outstanding shares of Series B Preferred Stock, and restrictive covenants contained in our credit facility, which includes an overall cap on the total amount of dividends we can pay, together with the total amount of shares and warrants we can repurchase, of $12.0 million per fiscal year, and imposes certain other conditions on our ability to pay dividends. In addition, the terms of the Merger Agreement provide that, until the earlier of the Effective Time and the termination of the Merger Agreement in accordance with its terms, we will not pay any dividends on our common stock.

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

Merger Agreement

As discussed in “Business – Merger Agreement” in Part I, Item 1 of this Report, on November 21, 2022, the Company entered into the Merger Agreement. Upon the terms and subject to the conditions set forth in the Merger Agreement, among other things, Merger Sub will merge with and into the Company, with the Company surviving the Merger as the Surviving Corporation. As a result of the Merger, the Company will cease to be a publicly traded company, and investment funds managed by Paine Schwartz will become the indirect owner of all the Company’s outstanding capital stock. Consummation of the Merger is subject to certain specified closing conditions, including the approval by holders of a majority of the aggregate voting power of (i) the outstanding Shares (including those held by Paine Schwartz and its affiliates) and the outstanding shares of Series B Preferred Stock, voting together as a single class, and (ii) the outstanding Shares held by stockholders who are not affiliated with Paine Schwartz, members of the Company's board of directors, certain officers of the Company, or any of their respective associates or members of their immediate family. Assuming satisfaction or waiver (to the extent permitted) of the conditions set forth in the Merger Agreement, the Company currently expects the transactions contemplated thereby to close in the first quarter of 2023.

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

Impact of COVID-19

In March 2020, the COVID-19 outbreak was declared a National Public Health Emergency which continues to spread throughout the world and has adversely impacted global activity and contributed to significant volatility in financial markets. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. During the year ended December 31, 2022, the COVID-19 pandemic did not have a significant adverse impact on our results of operations. However, there were numerous obstacles presented and some localized financial impacts of the pandemic, including fluctuations in foreign currency exchange rates and customer demand and spending pattern changes. While we are following the requirements of governmental authorities and taking additional preventative and protective measures to ensure the safety of our workforce, including implementing remote working arrangements and varying procedures for essential workforce, we cannot be 100% certain that there will not be any incidents across our global operations that may cause service interruptions. The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of the coronavirus outbreak, although the Company operates in an industry that thus far has not been as severely impacted as others. Nevertheless, the outbreak presents some uncertainty and risk with respect to the Company and its performance and financial results.

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

•Macroeconomic conditions
•Industry and market considerations
•Cost factors
•Overall financial performance; and
•Other relevant entity-specific events

In determining the fair value of its indefinite lived trade names, the Company applies the relief from royalty methodology, which is based on the assumption that without ownership of the assets, the user of the trade names would have to make a stream of payments to the owner of the trade names in return for the rights to use the trade names. By acquiring the trade name, the user avoids those payments. The Company has two indefinite-lived trade name assets, AgroFresh and SmartFresh, totaling $23.4 million, which passed the impairment test as of December 31, 2022 by 16% and 9%, respectively. A 1% increase in the discount rate would not cause an impairment of any of the trade names. The Company’s indefinite-lived trade name assets are at risk of impairment if their fair values decrease due to declines in revenues or an inability to execute management’s business strategies. Future revenue estimates are, by their nature, subjective, and actual results may differ materially from our estimates. If our ongoing revenue projections are not met or if market factors utilized in the impairment tests deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, we may have to record impairment charges in future periods. During the year ended December 31, 2021, the Company reclassified $3.6 million of AgroFresh Fruit Protection trade name (comprising the trade name "Tecnidex") to finite-lived intangibles as the Company began marketing Tecnidex products under the AgroFresh trade name. The Tecnidex trade name is still held as a defensive asset and is being amortized over its estimated useful life of 2.5 years.

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

Results of Operations

The following table summarizes the results of operations:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net sales	$161,937	$165,989	$157,643
Cost of sales (excluding amortization, shown separately below)	53,441	48,956	42,217
Gross profit	108,496	117,033	115,426
Research and development expenses	12,062	12,931	12,357
Selling, general and administrative expenses	52,550	52,609	53,860
Amortization of intangibles	42,648	42,985	43,731
Impairment of goodwill	—	6,380	—
Grant income	—	—	(2,974)
Operating income	1,236	2,128	8,452
Other (expense) income	(4,114)	14,046	1491
Debt modification and extinguishment expenses	—	—	(5,028)
(Loss) gain on foreign currency exchange	(9,333)	2,096	(2,836)
Interest expense, net	(22,206)	(21,774)	(23,669)
Loss before income taxes	(34,417)	(3,504)	(21,590)
Income tax (benefit) expense	(613)	2,578	31,376
Net loss before non-controlling interest	(33,804)	(6,082)	(52,966)
Less: Net (loss) income attributable to redeemable non-controlling interest	(447)	(659)	745
Net loss attributable to AgroFresh Solutions, Inc.	(33,357)	(5,423)	(53,711)
Less: Dividends on convertible preferred stock	26,429	24,921	10,488
Net loss attributable to AgroFresh Solutions, Inc. common stockholders	($59,786)	($30,344)	($64,199)

Comparison of Results of Operations for the year ended December 31, 2022 and the year ended December 31, 2021.

Net Sales

Net sales were $161.9 million for the year ended December 31, 2022, as compared to net sales of $166.0 million for the year ended December 31, 2021, a decrease of 2.4%. The impact of the change in foreign currency exchange rates compared to 2021 reduced revenue by $10.1 million. Excluding this impact, revenue increased approximately 3.6%. The decrease in net sales was primarily driven by decreased sales of SmartFresh for Apple in North America, and a $9.0 million unfavorable foreign currency impact in EMEA, partially offset by increases in sales of Antimicrobials and Coatings in Africa and the Middle East.

Cost of Sales

Cost of sales was $53.4 million for the year ended December 31, 2022, as compared to $49.0 million for the year ended December 31, 2021. Gross profit margin was 67.0% in 2022 versus 70.5% in 2021. The lower gross margin reflects the Company’s transition into a more diversified product portfolio, unfavorable foreign currency translation, and higher material costs associated with inflationary pressures.

Research and Development Expenses

Research and development expenses were $12.1 million for the year ended December 31, 2022, as compared to $12.9 million for the year ended December 31, 2021. The decrease in research and development expenses was primarily due to timing of projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $52.6 million for the year ended December 31, 2022, as compared to $52.6 million for the year ended December 31, 2021, a decrease of 0.1%. The decrease was due to decreased incentive compensation and a continued focus on cost control initiatives, offset by litigation reserve expense of $2.6 million.

Amortization of Intangibles

Amortization of intangibles, including developed technology, customer relationships, software and trade names, was $42.6 million for the year ended December 31, 2022, as compared to $43.0 million for the year ended December 31, 2021.

Impairment of Goodwill

During the year ended December 31, 2021, the Company recorded an impairment charge of $6.4 million as a result of our segment realignment (See Note 19 - Segment and Geographical Information), reducing the Company's goodwill balance to zero. There was no such impairment recorded during the year ended December 31, 2022.

Other (Expenses)/Income

The Company incurred other expenses of $4.1 million for the year ended December 31, 2022, primarily related to transaction costs. The Company recognized $14.0 million of income for the year ended December 31, 2021, which related primarily to the receipt of proceeds from the settlement of litigation matters.

(Loss) gain on foreign currency

Loss on foreign currency was $9.3 million for the year ended December 31, 2022 as compared to a gain of $2.1 million for the year ended December 31, 2021. During 2022, foreign currency losses were recognized related to U.S. dollar intercompany receivables from the Argentinian peso, the euro and South African rand, which grew weaker relative to the U.S. dollar. During 2021, foreign currency gains were recognized related to U.S. dollar intercompany payables to the Turkish lira, which grew weaker relative to the U.S. dollar.

Interest Expense, Net

Interest expense, net was $22.2 million for the year ended December 31, 2022, as compared to $21.8 million for the year ended December 31, 2021. The increase was primarily due to higher interest of $2.1 million on the long-term debt, offset by higher interest income on investments of $1.4 million, and lower debt amortization of $0.1 million.

Income Tax Provision

Our effective tax rate was 1.8% for the year ended December 31, 2022, as compared to (73.6)% for the year ended December 31, 2021. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions.

In 2021, the Company recorded valuation allowances against deferred tax assets in certain foreign jurisdictions where the Company did not have sufficient evidence to support the future taxable income to realize its deferred tax assets. In 2022, the Company released valuation allowances against deferred tax assets in certain foreign jurisdictions where sufficient evidence was present to support future taxable income to realize its deferred tax assets. In addition, the Company incurred increased pre-tax losses in 2022 compared to 2021, increasing the overall tax benefit recorded.

Non-GAAP Measures

The following table sets forth the non-GAAP financial measures of EBITDA and Adjusted EBITDA. The Company believes these non-GAAP financial measures provide meaningful supplemental information as they are used by the Company’s management to evaluate the Company’s performance (including incentive bonuses and for bank covenant reporting), are more indicative of future operating performance of the Company, and facilitate a better comparison among fiscal periods. These non-

GAAP results are presented for supplemental informational purposes only and should not be considered a substitute for the financial information presented in accordance with GAAP.

The following is a reconciliation between the non-GAAP financial measures of EBITDA and Adjusted EBITDA to their most directly comparable GAAP financial measure, net loss:

	Year Ended December 31,
(in thousands)	2022	2021	2020
GAAP net loss including non-controlling interests	($33,804)	($6,082)	($52,966)
Expense (Benefit) provision for income taxes	(613)	2,578	31,376
Interest expense (1)	22,206	21,774	23,669
Depreciation and amortization	45,639	45,745	46,970
Non-GAAP EBITDA	33,428	64,015	49,049
Share-based compensation	4,620	3,213	3,598
Severance related costs (2)	1,127	2,292	885
Other non-recurring costs (3)	1,219	2,315	3,240
Loss (gain) on foreign currency exchange (4)	9,333	(2,096)	2,836
Impairment of goodwill	—	6,380	—
Debt modification and extinguishment costs	—	—	5,028
Other (income) expense (5)	(515)	301	(2,974)
Litigation recovery	—	(14,392)	(1,600)
Transaction costs (6)	4,643	—	—
Litigation reserve	2,602	—	—
Total Adjustments	23,029	(1,987)	11,013
Non-GAAP Adjusted EBITDA	$56,457	$62,028	$60,062

(1)    Interest on debt, accretion for debt discounts, debt issuance costs and contingent consideration.
(2)    Severance costs related to continued focus on cost control initiatives and restructuring.
(3)    Costs related to certain professional and other infrequent or non-recurring fees, including those associated with litigation and M&A related fees.
(4)    Loss (gain) on foreign currency exchange related to net gains and losses resulting from transactions denominated in a currency other than the Company's functional currency.
(5)    Other (income) expense related primarily to grant income.
(6)    Transaction costs include non-recurring expenses related to the pending Merger

The following is a reconciliation between net sales on a non-GAAP constant currency basis to GAAP net sales:

	Year Ended Year Ended December 31,
(in thousands)	2022	2021
GAAP net sales	$161,937	$165,989
Impact from changes in foreign currency exchange rates	10,050	—
Non-GAAP constant currency net sales (1)	$171,987	$165,989

(1) The Company provides net sales on a constant currency basis to enhance investors’ understanding of underlying business trends and operating performance, by removing the impact of foreign currency exchange rate fluctuations. The impact from foreign currency, calculated on a constant currency basis, is determined by applying prior period average exchange rates to current year results.

Liquidity and Capital Resources

Cash Flows

	Year Ended Year Ended December 31,
(in thousands)	2022	2021	2020
Net cash provided by operating activities	$16,172	$52,002	$26,715
Net cash used in investing activities	($4,035)	($4,023)	($2,395)
Net cash used in financing activities	($13,624)	($31,385)	($4,859)

Cash provided by operating activities was $16.2 million for the year ended December 31, 2022, as compared to $52.0 million for the year ended December 31, 2021 and $26.7 million for the year ended December 31, 2020.

For the year ended December 31, 2022, net income before non-cash items was $9.4 million. Excluded in this amount is depreciation and amortization of $45.6 million, deferred income taxes of ($9.3) million and other non-cash items of $6.9 million. Additionally, the change in net operating assets was $6.8 million in 2022.

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

Cash used in investing activities was $4.0 million for the years ended December 31, 2022, and December 31, 2021 and $2.4 million for the year ended December 31, 2020. Cash used in investing activities in each of 2022 and 2021 was for the purchase of fixed assets and leasehold improvements of $4.0 million. Cash used in investing activities in 2020 was for the purchase of fixed assets and leasehold improvements of $2.4 million.

Cash used in financing activities was $13.6 million for the year ended December 31, 2022, as compared to $31.4 million for the year ended December 31, 2021 and $4.9 million for the year ended December 31, 2020. Cash used in financing activities in 2022 was for payment of dividends of $10.6 million, and the repayment of debt in the amount of $3.3 million, offset by proceeds from issuance of stock of $0.3 million. Cash used in financing activities in 2021 was for the repayment of debt in the amount of $12.4 million, payment of preferred stock redemptions of $5.3 million and payment of dividends of $13.9 million, offset by proceeds from issuance of stock of $0.3 million. Cash used in financing activities in 2020 was for the repayment of debt in the amount of $132.4 million, payment of deferred financing costs of $8.0 million, payment of preferred stock costs of $7.0 million and payment of dividends of $5.2 million, offset by proceeds from the issuance of convertible preferred stock of $145.5 million, proceeds from long term debt of $2.0 million and proceeds from the issuance of stock of $0.3 million.

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

The Amended Credit Agreement provides for a $25.0 million revolving credit facility (the “Amended Revolving Loan”), which matures on June 30, 2024, and a $275.0 million term credit facility (the “Amended Term Loan” and, together with the Amended Revolving Loan, the “Amended Credit Facility”), which matures on December 31, 2024. The Amended Credit Facility includes a $5.0 million swingline commitment and a $10.0 million letter of credit sub-limit. Loans under the Amended Term Loan bear interest at a rate equal to, at the Company’s option, either the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus an Applicable Rate of 6.25% per annum, or the Alternate Base Rate plus an Applicable Rate of 5.25% per annum. Loans under the Amended Revolving Loan bear interest at a rate equal to, at the Company’s option, the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus the Applicable Rate ranging from 6.25% to 6.0% per annum, based on certain ratios. The interest rate was 10.63% and 7.25% for the years ended December 31, 2022 and

2021, respectively. The Company is also required to pay a commitment fee on the unused portion of the Amended Revolving Loan at a rate ranging from 0.5% to 0.375%, based on certain ratios. The Company is required to make mandatory prepayments of outstanding indebtedness under the Amended Credit Agreement under certain circumstances.

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

At December 31, 2022, there was $259.8 million outstanding under the Amended Term Loan and no balance outstanding under the Amended Revolving Loan. At December 31, 2022, the Company evaluated the amount recorded under the Amended Term Loan and determined that the fair value was approximately $253.9 million. The fair value of the debt is based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.

Certain restrictive covenants are contained in the Amended Credit Agreement, and the Company was in compliance with these covenants as of December 31, 2022.

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

Preferred Stock Financing

On June 13, 2020, the Company entered into an Investment Agreement (the “Investment Agreement”) with PSP, an affiliate of Paine Schwartz, pursuant to which, subject to certain closing conditions, PSP agreed to purchase in a private placement an aggregate of $150,000,000 of convertible preferred equity of the Company. The transaction closed on July 27, 2020, and a total of 150,000 shares of the Company’s newly-designated Series B-1 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-1 Preferred Stock”) were purchased in such transaction (the “Private Placement”). On September 22, 2020, following the approval of the transactions contemplated by the Investment Agreement by the necessary regulatory body, the Company issued to PSP, for no additional consideration, a total of 150,000 shares of the Company’s newly-designated Series B-2 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-2 Preferred Stock”). On September 25, 2020 (the "Exchange Date"), PSP elected to exchange the shares of the Company’s Series B-1 Convertible Preferred Stock and Series B-2 Preferred Stock held by it for a total of 150,000 shares of the Company’s newly-designated Series B Preferred Stock. Accordingly, effective as of the Exchange Date, the Company issued 150,000 shares of Series B Preferred Stock, par value $0.0001 per share, to PSP and all of the shares of Series B-1 Preferred Stock and Series B-2 Preferred Stock held by PSP were cancelled. No shares of Series B-1 Preferred Stock or Series B-2 Preferred Stock were outstanding as of December 31, 2022.

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

Associated with the Series B Preferred Stock, the Company paid dividends of $12.4 million in kind and $10.6 million in cash during the year ended December 31, 2022. The Company paid dividends of $11.0 million in kind and $13.9 million in cash during the year ended December 31, 2021. As of December 31, 2022, the Company had accrued dividends of $3.4 million. There were no accrued dividends as of December 31, 2021.

The Series B Preferred Stock is convertible into Common Stock at the election of the holder at any time at an initial conversion price of $5.00 (the “Conversion Price”). The Conversion Price is subject to customary adjustments, including for stock splits and other reorganizations affecting the Common Stock and pursuant to certain anti-dilution provisions for below market issuances. As of December 31, 2022 and December 31, 2021, the maximum number of shares of common stock that could be issued upon conversion of the outstanding shares of Series B Preferred Stock was 34.7 million and 32.2 million shares, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of AgroFresh Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AgroFresh Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Indefinite-Lived Intangible Assets — Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

The Company’s indefinite-lived trade names are not amortized but tested annually for impairment, and more frequently if events and circumstances indicate that the assets might be impaired. The Company conducts annual impairment tests on its indefinite-lived trade names on the last day of each fiscal year or whenever an indicator of impairment exists.

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

The Company has two indefinite-lived trade name assets, AgroFresh and SmartFresh, totaling $23.4 million, which passed the impairment test as of December 31, 2022 by 16% and 9%, respectively.

Given the significant judgments made by management to estimate the fair value of its trade names, performing audit procedures to evaluate the reasonableness of management’s assumptions of future revenues, the selection of the discount rate and the selection of the royalty rates, requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of the forecasted future revenues, the selection of the discount rate and the selection of the royalty rates included the following, among others:

•We evaluated management’s ability to accurately forecast future revenues by comparing actual results to management’s historical forecast.
•We evaluated the reasonableness of management’s forecast for revenues for each of the indefinite-lived trade names, by comparing each forecast to:
◦Historical revenues.
◦Internal communications to management and the Board of Directors.
◦Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) discount rate, and (2) royalty rates by:
◦Testing the source information underlying the determination of the discount rate, royalty rates and the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 10, 2023

We have served as the Company's auditor since 2014.

AgroFresh Solutions, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands)	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$54,355	$61,930
Accounts receivable, net of allowance for doubtful accounts of $1,920 and $2,143, respectively	58,407	53,538
Inventories	25,428	19,780
Other current assets	20,540	19,878
Total Current Assets	158,730	155,126
Property and equipment, net	11,698	11,986
Intangible assets, net	504,441	546,652
Deferred income tax assets	10,365	7,392
Other assets	12,476	11,406
TOTAL ASSETS	$697,710	$732,562

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$20,869	$16,969
Current portion of long-term debt	3,088	3,362
Income taxes payable	4,879	2,382
Accrued expenses and other current liabilities	37,599	26,994
Total Current Liabilities	66,435	49,707
Long-term debt	253,058	254,194
Other non-current liabilities	6,653	6,256
Deferred income tax liabilities	28,398	34,833
Total Liabilities	354,544	344,990

Commitments and Contingencies (see Note 20)
Temporary Equity:
Series B convertible preferred stock, par value $0.0001; 150 shares authorized and designated and 145 outstanding at December 31, 2022 and 150 shares authorized and designated and 145 outstanding at December 31, 2021	161,796	149,386
Redeemable non-controlling interest	7,340	7,787
Stockholders’ Equity:
Common stock, par value $0.0001; 400,000 shares authorized, 54,380 and 53,080 shares issued and 53,718 and 52,418 outstanding at December 31, 2022 and December 31, 2021, respectively	5	5
Preferred stock, par value $0.0001; 0.001 share authorized and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Treasury stock, par value $0.0001; 661 shares at December 31, 2022 and December 31, 2021, respectively	(3,885)	(3,885)
Additional paid-in capital	505,570	529,303
Accumulated deficit	(282,017)	(248,660)
Accumulated other comprehensive loss	(45,643)	(46,364)
Total Stockholders' Equity	174,030	230,399
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$697,710	$732,562
See accompanying notes to consolidated financial statements.

AgroFresh Solutions, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2022	2021	2020
Net sales	$161,937	$165,989	$157,643
Cost of sales (excluding amortization, shown separately below)	53,441	48,956	42,217
Gross profit	108,496	117,033	115,426
Research and development expenses	12,062	12,931	12,357
Selling, general and administrative expenses	52,550	52,609	53,860
Amortization of intangibles	42,648	42,985	43,731
Impairment of goodwill	—	6,380	—
Grant income	—	—	(2,974)
Operating income	1,236	2,128	8,452
Other (expense) income	(4,114)	14,046	1,491
Debt modification and extinguishment expenses	—	—	(5,028)
(Loss) gain on foreign currency exchange	(9,333)	2,096	(2,836)
Interest expense, net	(22,206)	(21,774)	(23,669)
Loss before income taxes	(34,417)	(3,504)	(21,590)
Income tax (benefit) expense	(613)	2,578	31,376
Net loss before non-controlling interest	(33,804)	(6,082)	(52,966)
Less: Net (loss) income attributable to redeemable non-controlling interest	(447)	(659)	745
Net loss attributable to AgroFresh Solutions, Inc.	(33,357)	(5,423)	(53,711)
Less: Dividends on convertible preferred stock	26,429	24,921	10,488
Net loss attributable to AgroFresh Solutions, Inc. common stockholders	($59,786)	($30,344)	($64,199)

Net loss per share:
Basic	($1.15)	($0.59)	($1.26)
Diluted	($1.15)	($0.59)	($1.26)
Weighted average shares outstanding:
Basic	52,192	51,410	50,770
Diluted	52,192	51,410	50,770

See accompanying notes to consolidated financial statements.

AgroFresh Solutions, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In thousands)	2022	2021	2020
Net loss	($33,804)	($6,082)	($52,966)
Other comprehensive income (loss)
Foreign currency translation adjustments	1,016	(14,879)	1,512
Loss on hedging activity, net of tax of $—, $— and $(21), respectively	—	—	(74)
Recognition of gain on hedging activity reclassified to net loss, net of tax $—, $— and ($456), respectively	—	—	(1,802)
Pension and other postretirement benefit plans adjustment, net of tax of ($115), $98 and ($129), respectively	(295)	182	(243)
Comprehensive loss, net of tax	($33,083)	$(20,779)	($53,573)

See accompanying notes to consolidated financial statements.

AgroFresh Solutions, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
(In thousands)	Shares	Amount	Shares	Amount	Amount
Balance at December 31, 2019	—	$—	51,840	$5	($3,885)	$560,890	($192,264)	($31,060)	$333,686
Stock-based compensation	—	—	—	—	—	3,440	—	—	3,440
Issuance of stock, net of forfeitures	—	—	1,156	—	—	—	—	—	—
Shares withheld for taxes	—	—	(48)	—	—	(243)	—	—	(243)
Issuance of common stock under employee stock purchase plan	—	—	145	—	—	316	—	—	316
Convertible preferred dividend	—	—	—	—	—	(10,488)	—	—	(10,488)
Adjustment of NCI to redemption value	—	—	—	—	—	(1,139)	1,139	—	—
Net loss attributable to AgroFresh Solutions, Inc.	—	—	—	—	—	—	(53,711)	—	(53,711)
Comprehensive loss	—	—	—	—	—	—	—	(607)	(607)
Balance at December 31, 2020	—	—	53,092	5	(3,885)	552,776	(244,836)	(31,667)	272,393
Stock-based compensation	—	—	—	—	—	3,067	—	—	3,067
Issuance of stock, net of forfeitures	—	—	(36)	—	—	—	—	—	—
Shares withheld for taxes	—	—	(131)	—	—	(288)	—	—	(288)
Issuance of common stock under employee stock purchase plan	—	—	154	—	—	268	—	—	268
Convertible preferred dividend	—	—	—	—	—	(24,921)	—	—	(24,921)
Adjustment of NCI to redemption value	—	—	—	—	—	(1,599)	1,599	—	—
Net loss attributable to AgroFresh Solutions, Inc.	—	—	—	—	—	—	(5,423)	—	(5,423)
Comprehensive loss	—	—	—	—	—	—	—	(14,697)	(14,697)
Balance at December 31, 2021	—	—	53,080	5	(3,885)	529,303	(248,660)	(46,364)	230,399
Stock-based compensation	—	—	—	—	—	4,314	—	—	4,314
Issuance of stock, net of forfeitures	—	—	1,619	—	—	—	—	—	—
Shares withheld for taxes	—	—	(590)	—	—	(1,804)	—	—	(1,804)
Issuance of common stock under employee stock purchase plan	—	—	202	—	—	300	—	—	300
Convertible preferred dividends	—	—	—	—	—	(26,429)	—	—	(26,429)
Exercise of employee stock options	—	—	69	—	—	(114)	—	—	(114)
Net loss attributable to AgroFresh Solutions, Inc.	—	—	—	—	—	—	(33,357)	—	(33,357)
Comprehensive income	—	—	—	—	—	—	—	721	721
Balance at December 31, 2022	—	$—	54,380	$5	($3,885)	$505,570	($282,017)	($45,643)	$174,030

See accompanying notes to consolidated financial statements.

AgroFresh Solutions, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2022	2021	2020
Cash flows from operating activities:
Net loss	($33,804)	($6,082)	($52,966)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,639	45,745	46,970
Stock based compensation for equity classified awards	4,314	3,067	3,440
Amortization of deferred financing cost	2,124	2,285	2,875
Provision for bad debts	467	215	(237)
Interest income on interest rate swap	—	—	(2,258)
Deferred income taxes	(9,320)	(1,527)	29,251
Goodwill impairment	—	6,380	—
(Loss) gain on sales of property	(53)	56	162
Changes in operating assets and liabilities:
Accounts receivable	4,416	3,529	4,989
Inventories	(7,031)	3,286	(1,745)
Prepaid expenses and other current assets	(3,328)	(5,252)	(6,173)
Accounts payable	4,982	(1,368)	4,168
Accrued expenses and other liabilities	6,487	2,887	878
Income taxes payable	2,655	(1,549)	(1,242)
Other assets and liabilities	(1,376)	330	(1,397)
Net cash provided by operating activities	16,172	52,002	26,715
Cash flows from investing activities:
Cash paid for property and equipment	(4,035)	(4,023)	(2,395)
Net cash used in investing activities	(4,035)	(4,023)	(2,395)
Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock	—	—	145,490
Payment of issuance costs for convertible preferred stock	—	—	(7,006)
Payment of dividends	(10,621)	(13,933)	(5,244)
Proceeds from long term debt	—	—	2,042
Payment of deferred financing costs	—	—	(8,034)
Payment for redemption of convertible preferred stock	—	(5,330)	—
Repayment of long term debt	(3,303)	(12,390)	(132,423)
Proceeds from issuance of stock under employee stock purchase plan	300	268	316
Net cash used in financing activities	(13,624)	(31,385)	(4,859)
Effect of exchange rate changes on cash and cash equivalents	(6,088)	(4,694)	752
Net (decrease) increase in cash and cash equivalents	(7,575)	11,900	20,213
Cash and cash equivalents, beginning of period	61,930	50,030	29,817
Cash and cash equivalents, end of period	$54,355	$61,930	$50,030

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$21,836	$19,729	$23,792
Income taxes	$3,632	$5,967	$2,722

Supplemental schedule of non-cash investing and financing activities:
Accrued purchases of property and equipment	$198	$103	$141

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

The Company's common stock trades on the NASDAQ Global Select Stock Market under the symbol "AGFS".

As discussed in Note 3 - Related Party Transactions, on November 21, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Project Cloud Holdings, LLC (“Parent”), Project Cloud Merger Sub, Inc. (“Merger Sub”) and the Company. Parent and Merger Sub are affiliates of investment funds managed by Paine Schwartz Partners, LLC (“Paine Schwartz”). Upon the terms and subject to the conditions set forth in the Merger Agreement, among other things, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger (the “Surviving Corporation”). As a result of the Merger, the Company will cease to be a publicly traded company, and investment funds managed by Paine Schwartz will become the indirect owner of all the Company’s outstanding capital stock.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that such estimates have been based on reasonable and supportable assumptions and the resulting estimates are reasonable for use in the preparation of the consolidated financial statements. Actual results could differ from these estimates. The Company’s significant estimates include impairment of identifiable intangible assets, stock-based compensation, contingent liabilities and income tax valuation allowances.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COVID-19

The global health crisis caused by COVID-19 and the related government actions and stay at home orders have negatively impacted economic activity and increased political instability across the globe. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. There have been numerous obstacles presented and some localized financial impacts of the pandemic, including fluctuations in customer demand and spending pattern changes. During the year ended December 31, 2022, the COVID-19 pandemic did not have a significant adverse impact on the Company’s results of operations. While the Company is following the requirements of governmental authorities and taking additional preventative and protective measures to ensure the safety of its workforce, including remote working arrangements and varying procedures for essential workforce, the outbreak presents some uncertainty and risk with respect to the Company and its performance and financial results.

Adoption of Highly Inflationary Accounting in Argentina and Turkey

GAAP requires the use of highly inflationary accounting for countries whose cumulative three-year inflation rate exceeds 100 percent. The Company closely monitors the inflation data and currency volatility where there are multiple data sources for measuring and reporting inflation in applicable countries. In the second quarter of 2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation rate in that country exceeded 100 percent as of June 30, 2018. As a result, the Company elected to adopt highly inflationary accounting as of July 1, 2018 for its subsidiary in Argentina. As the three-year cumulative inflation rate exceeded 100 percent as of December 31, 2022, there is no change to highly inflationary accounting in Argentina.

In the first half of 2022, the Turkish lira rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation rate in that country exceeded 100 percent as of April 1, 2022. As a result, the Company elected to adopt highly inflationary accounting as of April 1, 2022 for its subsidiary in Turkey.

Under highly inflationary accounting, the functional currencies of the Company's subsidiaries in Argentina and Turkey became the U.S. dollar, and their income statements and balance sheets will be measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates in the currencies of these countries on monetary assets and liabilities are reflected in earnings. As of December 31, 2022, and 2021, the Company’s subsidiary in Argentina had net assets of ($12.2) million and ($9.8) million, respectively. Net sales attributable to Argentina were approximately 3.4% and 3.2% of the Company’s consolidated net sales for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company’s subsidiary in Turkey had net assets of $12.1 million. Net sales attributable to Turkey were approximately 2.7% of the Company’s consolidated net sales for the year ended December 31, 2022.

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

Revenues for the year ended December 31, 2022

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenue
Product
1-MCP based	$28,532	$56,796	$27,039	$18,187	$130,554
Fungicides, disinfectants and coatings	1,799	17,948	7,289	93	27,129
Other*	298	2,149	1,736	71	4,254
Total	$30,629	$76,893	$36,064	$18,351	$161,937

Pattern of Revenue Recognition
Products transferred at a point in time	$29,861	$75,886	$35,470	$18,138	$159,355
Services transferred over time	768	1,007	594	213	2,582
Total	$30,629	$76,893	$36,064	$18,351	$161,937

Revenues for the year ended December 31, 2021

(in thousands)
Region	North America (1)	EMEA (2)	Latin America (3)	Asia Pacific (4)	Total Revenue
Product
1-MCP based	$29,966	$63,874	$25,860	$17,195	$136,895
Fungicides, disinfectants and coatings	2,084	17,403	6,720	—	26,207
Other*	585	1,052	1,030	220	2,887
Total	$32,635	$82,329	$33,610	$17,415	$165,989

Pattern of Revenue Recognition
Products transferred at a point in time	$32,147	$81,297	$33,022	$17,225	$163,691
Services transferred over time	488	1,032	588	190	2,298
Total	$32,635	$82,329	$33,610	$17,415	$165,989
*Other includes FreshCloud, technical services and sales-type equipment leases related to AgroFresh Fruit Protection.

(1)	North America includes the United States and Canada.
(2)	EMEA includes Europe, the Middle East and Africa.
(3)	Latin America includes Argentina, Brazil, Chile, Costa Rica, Colombia, Dominican Republic, Ecuador, Guatemala, Mexico, Peru and Uruguay.

(4)	Asia Pacific includes Australia, China, India, Japan, New Zealand, the Philippines, South Korea, Taiwan and Thailand.

Contract Assets and Liabilities

Accounting Standards Codification ("ASC") 606 Revenue from contracts with Customers requires an entity to present a revenue contract as a contract asset when the entity performs its obligations under the contract by transferring goods or services to a customer before the customer pays consideration or before payment is due. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The following table presents changes in the Company’s contract assets and liabilities during the year ended December 31, 2022:

(in thousands)	Balance at December 31, 2021	Additions	Deductions	Balance at December 31, 2022
Contract assets:
Unbilled revenue	$795	20,282	(19,535)	$1,542
Contract liabilities:
Deferred revenue	$635	5,574	(4,989)	$1,220

The following table presents changes in the Company’s contract assets and liabilities during the year ended December 31, 2021:

(in thousands)	Balance at December 31, 2020	Additions	Deductions	Balance at December 31, 2021
Contract assets:
Unbilled revenue	$1,484	17,617	(18,306)	$795
Contract liabilities:
Deferred revenue	$1,474	4,123	(4,962)	$635

The Company recognizes contract assets in the form of unbilled revenue in instances where services are performed by the Company but not billed by period end. The Company recognizes contract liabilities in the form of deferred revenue in instances where a customer pays in advance for future services to be performed by the Company. The Company generally receives payments from its customers based on standard terms and conditions. No significant changes or impairment losses occurred to contract balances during the year ended December 31, 2022. Amounts reclassified from unbilled revenue to accounts receivable for the years ended December 31, 2022 and 2021 were $19.5 million and $18.3 million, respectively. Amounts reclassified from deferred revenue to revenue were $5.0 million and $5.0 million for the years ended December 31, 2022 and 2021, respectively.

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

The Company’s indefinite-lived intangible assets other than goodwill, which primarily relate to AgroFresh and SmartFresh trade names, are not amortized, but are tested at least annually for impairment using a quantitative or qualitative impairment analysis, and more frequently if events and circumstances indicate that the asset might be impaired. The quantitative impairment analysis compares the fair value of each indefinite-lived intangible asset, based on future revenues using a relief-from-royalty methodology with the carrying value of the asset. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to the difference between the estimated fair value of the indefinite-lived intangible asset and its carrying amount. During the year ended December 31, 2022, the Company did not have any impairment charges.

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

Recently Issued Accounting Standards and Pronouncements

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, "Income Taxes" and also improve consistent application by clarifying and amending existing guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted the new guidance on January 1, 2021. The adoption of the new guidance did not have a material impact on the consolidated financial statements of the Company.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are intended to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The Company adopted the new guidance on December 31, 2022. The adoption of the new guidance did not have a material impact on the consolidated financial statements of the Company.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments address the accounting for contract assets and contract liabilities from revenue contracts with customers in a business combination. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company will adopt the new guidance on January 1, 2023. The adoption of the new guidance is not expected to have a material impact on the consolidated financial statements of the Company.

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

During 2016, the Company made a minority investment in RipeLocker, LLC ("RipeLocker"), a company led by George Lobisser who was formerly a director of the Company. In February 2019, the Company made a further minority investment in RipeLocker. As of and for the years ended December 31, 2022 and December 31, 2021, there were no material amounts paid or owed to RipeLocker or Mr. Lobisser. Mr. Lobisser resigned as a director of the Company on February 18, 2021.

On November 21, 2022, the Company entered into the Merger Agreement. Upon the terms and subject to the conditions set forth in the Merger Agreement, among other things, Merger Sub will merge with and into the Company, with the Company surviving the Merger (the “Surviving Corporation”). As a result of the Merger, the Company will cease to be a publicly traded company, and investment funds managed by Paine Schwartz will become the indirect owner of all the Company’s outstanding capital stock.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), and as a result of the Merger, (x) each share of the Company’s common stock, par value $0.0001 per share (the “Shares”), issued and outstanding immediately prior to the Effective Time, will be converted into the right to receive $3.00 in cash per share, without interest (collectively, the “Merger Consideration”) and (y) the share of the Company’s Series A preferred stock, par value $0.0001 per share (“Series A Share”), issued and outstanding immediately prior to the Effective Time, will be converted into the right to receive $3.00 in cash, without interest. Such conversion of Shares and the Series A Share is subject to certain exceptions, including, as applicable, for (i) Shares owned by stockholders of the Company who did not vote in favor of the Merger Agreement and have perfected and not withdrawn a demand for appraisal rights pursuant to Section 262 of the General Corporation Law of the State of Delaware, (ii) Shares owned by the Company and not held on behalf of third parties and (iii) Shares owned by Parent or Merger Sub.

Pursuant to the Merger Agreement, at the Effective Time, and as a result of the Merger, each share of Series B preferred stock, par value $0.0001 per share, of the Company (the “Series B Preferred Stock”) will be (x) converted into one share of Series B convertible preferred stock, par value $0.0001 per share, of the Surviving Corporation or (y) if so elected by Parent and, in addition to the amount required to fund the Merger Consideration, Parent has secured additional financing sufficient to (i) pay the Change of Control Redemption Price (as defined in the Certificate of Designation of Series B Convertible Preferred Stock of the Company) and (ii) repay all indebtedness for borrowed money of the Company that becomes due and payable as a result of the Merger, converted into the right to receive an amount in cash equal to the Change of Control Redemption Price.

Consummation of the Merger is subject to certain specified closing conditions, including the approval by holders of a majority of the aggregate voting power of (i) the outstanding Shares (including those held by Paine Schwartz and its affiliates) and the outstanding shares of Series B Preferred Stock, voting together as a single class, and (ii) the outstanding Shares held by stockholders who are not affiliated with Paine Schwartz, members of the Company's board of directors, certain officers of the Company, or any of their respective associates or members of their immediate family.

4.    Inventories

Inventories at December 31, 2022 and December 31, 2021, consisted of the following:

	December 31,
(in thousands)	2022	2021
Raw material	$3,963	$2,726
Work-in-process	4,266	3,746
Finished goods	16,337	12,520
Supplies	862	788
Total inventories	$25,428	$19,780

5.    Other Current Assets

The Company’s other current assets at December 31, 2022 and December 31, 2021 consisted of the following:

	December 31,
(in thousands)	2022	2021
VAT receivable	$12,780	$10,220
Prepaid income tax asset	4,533	6,256
Prepaid and other current assets	3,227	3,402
Total other current assets	$20,540	$19,878

6.    Property and Equipment

Property and equipment at December 31, 2022 and December 31, 2021 consisted of the following:

				December 31,
(in thousands, except for useful life data)	Useful life (years)			2022	2021
Buildings, land, and leasehold improvements	7	-	20	$7,353	$6,967
Machinery & equipment	1	-	12	16,202	13,158
Furniture	1	-	12	2,924	2,927
Construction in progress				587	1,780
				27,066	24,832
Less: accumulated depreciation				(15,368)	(12,846)
Total property and equipment, net				$11,698	$11,986

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $3.0 million, $2.8 million and $3.2 million, respectively. Depreciation expense is recorded in cost of sales, selling, general and administrative expense and research and development expense in the consolidated statements of operations.

7.    Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the year ended December 31, 2022 and December 31, 2021 are as follows:

(in thousands)	Amount
Balance as of December 31, 2020	$6,925
Foreign currency translation	(545)
Impairment of goodwill	(6,380)
Balance as of December 31, 2021	$—
Balance as of December 31, 2022	$—

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

The Company’s intangible assets at December 31, 2022 and December 31, 2021 consisted of the following:

	December 31,
	2022			2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Developed technology	$798,524	($333,060)	$465,464	$798,669	($293,920)	$504,749
Customer relationships	19,073	(8,101)	10,972	19,778	(6,948)	12,830
Software	11,816	(10,578)	1,238	10,992	(10,235)	757
Trade name	3,418	(2,051)	1,367	3,635	(727)	2,908
Other	100	(100)	—	100	(92)	8
Total intangible assets with finite lives	832,931	(353,890)	479,041	833,174	(311,922)	521,252
Intangible assets with indefinite lives:
Trade name	23,400	—	23,400	23,400	—	23,400
Service provider network	2,000	—	2,000	2,000	—	2,000
Total intangible assets with indefinite lives	25,400	—	25,400	25,400	—	25,400
Total intangible assets	$858,331	($353,890)	$504,441	$858,574	($311,922)	$546,652

During 2021, the Company reclassified $3.6 million of trade name to finite-lived intangibles as the Company began marketing Tecnidex branded products under the AgroFresh trade name. The Tecnidex trade name is still held as a defensive asset and is being amortized over its estimated useful life of 2.5 years, resulting in $2.1 million and $0.7 million of amortization expense recognized for the years ended December 31, 2022 and 2021, respectively.

At December 31, 2022, the weighted-average amortization periods remaining for developed technology, customer relationships, software, trade name and other was 12.5, 10.8, 2.3, 1.0 and 0.0, respectively. At December 31, 2022, the weighted-average amortization periods remaining for these finite-lived intangible assets was 12.4 years.

Amortization expense for intangible assets was $42.6 million, $43.0 million and $43.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Estimated annual amortization expense for finite-lived intangible assets subsequent to December 31, 2022 is as follows:

(in thousands)	Amount
2023	$42,625
2024	41,091
2025	40,810
2026	40,389
2027	38,578
Thereafter	275,548
Total	$479,041

8.     Other Assets

The Company’s other assets at December 31, 2022 and December 31, 2021 consisted of the following:

	December 31,
(in thousands)	2022	2021
Right-of-use asset	$6,904	$6,258
Long term sales-type lease receivable	3,656	2,860
Other long term receivables	1,916	2,288
Total other assets	$12,476	$11,406
Other long-term receivables of $0.8 million were deemed uncollectible and were written off to other expense during the year ended December 31, 2021.

9.    Accrued and Other Current Liabilities

The Company’s accrued and other current liabilities at December 31, 2022 and December 31, 2021 consisted of the following:

	December 31,
(in thousands)	2022	2021
Accrued taxes	$10,931	$8,267
Accrued compensation and benefits	8,074	8,227
Accrued dividends payable	3,398	—
Litigation reserve	2,620	—
Bank overdraft	1,559	1,612
Lease liability	1,391	1,624
Deferred revenue	1,220	635
Accrued rebates payable	636	756
Severance	328	1,259
Accrued interest	76	72
Other	7,366	4,542
Total accrued and other current liabilities	$37,599	$26,994

Other current liabilities include primarily professional services and research and development accruals.

10.    Debt

The Company’s debt, net of unamortized deferred issuance costs, at December 31, 2022 and December 31, 2021 consisted of the following:

	December 31,
(in thousands)	2022	2021
Total term loan outstanding	$259,750	$262,501
Unamortized deferred issuance costs	(4,440)	(6,434)
AgroFresh Fruit Protection loan outstanding	836	1,489
Less: Amounts due within one year	3,088	3,362
Total long-term debt due after one year	$253,058	$254,194

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

The Amended Credit Agreement provides for a $25.0 million revolving credit facility (the “Amended Revolving Loan”), which matures on June 30, 2024, and a $275.0 million term credit facility (the “Amended Term Loan” and, together with the Amended Revolving Loan, the “Amended Credit Facility”), which matures on December 31, 2024. The Amended Credit Facility includes a $5.0 million swingline commitment and a $10.0 million letter of credit sub-limit. Loans under the Amended Term Loan bear interest at a rate equal to, at the Company’s option, either the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus an Applicable Rate of 6.25% per annum, or the Alternate Base Rate plus an Applicable Rate of 5.25% per annum. Loans under the Amended Revolving Loan bear interest at a rate equal to, at the Company’s option, the Adjusted Eurodollar Rate for the interest period in effect for such borrowing plus the Applicable Rate ranging from 6.25% to 6.0% per annum, based on certain ratios. The interest rate was 10.63% and 7.25% for the years ended December 31, 2022 and 2021, respectively. The Company is also required to pay a commitment fee on the unused portion of the Amended Revolving Loan at a rate ranging from 0.5% to 0.375%, based on certain ratios. The Company is required to make mandatory prepayments of outstanding indebtedness under the Amended Credit Agreement under certain circumstances. During the year ended December 31, 2021, a prepayment of principal of $9.1 million was made.

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

In total, the Company deferred debt issuance costs of $7.5 million related to the Amended Term Loan, $1.9 million related to the modification of the Term Loan and $0.5 million related to the Amended Revolving Loan. The debt issuance costs associated with the Amended Term Loan were capitalized against the principal balance of the debt, and the Amended Revolving Loan costs were capitalized in Other Assets. All issuance costs will be accreted through interest expense using the effective interest method for the duration of each respective debt facility. The interest expense related to the amortization of the Amended Credit Facility debt issuance costs during the years ended December 31, 2022, 2021, and 2020 was $2.0 million, $2.2 million and $0.8 million, respectively. As of December 31, 2022 there were $4.4 million of unamortized deferred issuance costs.

At December 31, 2022, there was $259.8 million outstanding under the Amended Term Loan and no balance outstanding under the Amended Revolving Loan. At December 31, 2022, the Company evaluated the amount recorded under the Amended Term Loan and determined that the fair value was approximately $253.9 million. The fair value of the debt is based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.

Certain restrictive covenants are contained in the Amended Credit Agreement, and the Company was in compliance with these covenants as of December 31, 2022.

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

Scheduled principal repayments of the Company's debt subsequent to December 31, 2022 are as follows:

(in thousands)	Amount
2023	$3,088
2024	257,232
2025	188
2026	78
Total	$260,586

Interest Rate Swap

The Company entered into an interest rate swap contract in August 2019. During the year ended December 31, 2020, a realized loss of $0.1 million was recognized in connection with this swap. The interest rate swap contract matured on December 31, 2020.

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

Lease expense is primarily included in general and administrative expenses in the consolidated statements of operations. Additional information regarding the Company's operating leases is as follows:

	Year ended December 31,
(in thousands)	2022	2021
Operating Lease Cost
Operating leases	$2,052	$2,163
Short-term leases (1)	1,229	1,004
Total lease expense	$3,281	$3,167
(1) Leases with an initial term of twelve months or less are not recorded on the balance sheet.

Other information on operating leases:

	Year ended December 31,
	2022	2021
Cash payments included in operating cash flows	$3,204	$3,252
Right-of-use assets obtained in exchange for new lease	$2,889	$2,309
Weighted average discount rate	7.6%	8.2%
Weighted average remaining lease term in years	5.7 years	5.4 years

The following table presents the contractual maturities of the Company's lease liabilities as of December 31, 2022:

(in thousands)	Lease Liability
2023	$1,872
2024	1,601
2025	1,383
2026	1,224
2027 and thereafter	2,960
Total undiscounted lease payments	9,040
Less: present value adjustment	1,812
Operating lease liability	$7,228

12.    Other Noncurrent Liabilities

The Company’s other noncurrent liabilities at December 31, 2022 and December 31, 2021 consisted of the following:

	December 31,
(in thousands)	2022	2021
Lease liability	$5,837	$4,790
Other (1)	816	1,466
Total other noncurrent liabilities	$6,653	$6,256

(1) Other noncurrent liabilities include long-term rebates and pension liabilities.

13.    Severance

The Company expensed $1.1 million and $2.3 million of severance expense for the years ended December 31, 2022 and 2021, respectively. These amounts, which do not include stock compensation expense, were recorded in selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2022, the Company had $0.3 million of severance liability, which will be paid out over the next year.

14.    Redeemable Non-Controlling Interest ("NCI")

On November 7, 2017, the Company entered into a definitive agreement to acquire a controlling-interest in AgroFresh Fruit Protection. The transaction was closed on December 1, 2017. At the effective date of the acquisition, the Company acquired 75% of the outstanding capital stock of AgroFresh Fruit Protection. In connection with the acquisition of AgroFresh Fruit Protection, the Company concurrently entered into option agreements ("Option Agreement") with the Seller related to the remaining 25% equity interest. The Option Agreement permits the residual interest to be "put" by the Seller to the Company, or to allow the Company to "call" the residual interest gradually over time as outlined in the agreement. The Seller's ownership of AgroFresh Fruit Protection represents a NCI to the Company, which is classified outside of stockholders' equity as the option of the Seller is redeemable. As of December 31, 2022 the carrying amount of the NCI was $7.3 million in the consolidated balance sheet. Any changes in the redemption value of the NCI are included as an adjustment to Additional paid-in capital on the balance sheet.

The following table summarizes the changes to the Company's Redeemable NCI.

	Year Ended December 31,
(in thousands)	2022	2021
Beginning balance	($7,787)	($8,446)
Net loss attributable to redeemable non-controlling interest	447	2,258
Adjustment of NCI to redemption value	—	(1,599)
Ending balance	($7,340)	($7,787)

15.    Series B Convertible Preferred Stock and Stockholders’ Equity

Series B Convertible Preferred Stock

On June 13, 2020, the Company entered into an Investment Agreement (the “Investment Agreement”) with PSP, an affiliate of Paine Schwartz, pursuant to which, subject to certain closing conditions, PSP agreed to purchase in a private placement an aggregate of $150,000,000 of convertible preferred equity of the Company. The transaction closed on July 27, 2020, and a total of 150,000 shares of the Company’s newly-designated Series B-1 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-1 Preferred Stock”) were purchased in such transaction (the “Private Placement”). On September 22, 2020, following the approval of the transactions contemplated by the Investment Agreement by the necessary regulatory body, the Company issued to PSP, for no additional consideration, a total of 150,000 shares of the Company’s newly-designated Series B-2 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-2 Preferred Stock”). On September 25, 2020 (the "Exchange Date"), PSP elected to exchange the shares of the Company’s Series B-1 Convertible Preferred Stock and Series B-2 Preferred Stock held by it for a total of 150,000 shares of the Company’s newly-designated Series B Preferred Stock. Accordingly, effective as of the Exchange Date, the Company issued 150,000 shares of Series B Convertible Preferred Stock, par value $0.0001 per share, to PSP and all of the shares of Series B-1 Preferred Stock and Series B-2 Preferred Stock held by PSP were cancelled. No shares of Series B-1 Preferred Stock or Series B-2 Preferred Stock were outstanding as of December 31, 2020.

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

Associated with the Series B Preferred Stock, the Company paid dividends of $12.4 million in kind and $10.6 million in cash during the year ended December 31, 2022. The Company paid dividends of $11.0 million in kind and $13.9 million in cash during the year ended December 31, 2021. As of December 31, 2022 the Company had accrued dividends of $3.4 million.

The Series B Preferred Stock is convertible into Common Stock at the election of the holder at any time at an initial conversion price of 5.00 (“Conversion Price”). The Conversion Price is subject to customary adjustments, including for stock splits and other reorganizations affecting the Common Stock and pursuant to certain anti-dilution provisions for below market issuances. As of December 31, 2022 and December 31, 2021, the maximum number of shares of common stock that could be issued upon conversion of the outstanding shares of Series B Preferred Stock was 34.7 million and 32.2 million shares, respectively.

The below table outlines the change in Series B Preferred Stock during the years ended December 31, 2022 and 2021.

	Series B-1 Convertible Preferred Stock		Series B-2 Convertible Preferred Stock		Series B Convertible Preferred Stock
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	—	—	—	150	143,728
Redemption of shares	—	—	—	—	(5)	(5,330)
In kind dividend	—	—	—	—	—	10,988
Balance at December 31, 2021	—	—	—	—	145	149,386
In kind dividend	—	—	—	—	—	12,410
Balance at December 31, 2022	—	—	—	—	145	161,796

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

Common Stock

The authorized common stock of the Company consists of 400 million shares with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of December 31, 2022, there were approximately 53.7 million shares of common stock outstanding.

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

Accumulated Other Comprehensive Loss

	As of December 31,
(in thousands)	2022	2021
Foreign currency translation adjustments	($45,231)	($46,247)
Pension and other postretirement benefit plans	(412)	(117)
Total	($45,643)	($46,364)

16.    Stock-based Compensation

The Company’s stock-based compensation is in accordance with the Company's amended 2015 Incentive Compensation Plan (the “Plan”), pursuant to which the Compensation Committee of the Company is authorized to grant up to 13,650,000 shares to officers and employees of the Company, in the form of equity-based awards, including time or performance based options and restricted stock. In addition, the Company may grant cash-settled awards, including stock-appreciation rights (SARs) and phantom stock awards. As of December 31, 2022, there were 5,037,128 shares available for grant under the Plan.

In June 2019, the Company's shareholders approved the 2019 Employee Stock Purchase Plan (the "ESPP"), which was effective July 1, 2019. In August 2021, the number of shares reserved for issuance under the ESPP was increased to 1.25 million shares. The ESPP allows eligible employees to purchase shares of common stock at a discount of up to 15% through payroll deductions of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods beginning January 1 and July 1 of each year, and each offering period consists of a six-month purchase period. On each purchase date, eligible employees may purchase the Company's common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. As of December 31, 2022, 670,306 shares had been issued under the ESPP.

Stock compensation expense for the years ended December 31, 2022, 2021 and 2020 for equity and liability-classified awards was $4.6 million, $3.2 million and $3.6 million respectively.

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cost of sales	$65	$32	$95
Selling, general and administrative expenses	4,253	2,896	3,192
Research and development expenses	302	285	311
Total	$4,620	$3,213	$3,598
Time-Based Stock Options

During the years ended December 31, 2022 and 2021, the compensation and talent committee of the Company's board of directors (the "Compensation Committee") approved time-based stock options ("Options") to be granted to new officers and certain employees of the Company, which vest ratably over three years. No Options were granted during the year ended December 31, 2020. A summary of the status of the Company’s Options for the years ended December 31, 2022 and 2021 were as follows:

(in thousands)	Number of Share Underlying Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at December 31, 2020	800	$6.47	6.67
Granted	1,098	1.52	9.48
Exercised	—	—	0.00
Forfeited or expired	(398)	4.91	5.98
Outstanding at December 31, 2021	1,500	3.62	8.34
Exercisable at December 31, 2021	360	8.56	5.15
Vested and expected to vest at December 31, 2021	1,500	3.62	8.34

Outstanding at Outstanding at December 31, 2021	1,500	3.62	8.34
Granted	55	1.69	9.39
Exercised	(339)	2.01	8.42
Forfeited or expired	—	—	0.00
Outstanding at December 31, 2022	1,216	3.98	7.13
Exercisable at December 31, 2022	429	7.64	4.63
Vested and expected to vest at December 31, 2022	1,216	$3.98	7.13

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

	2022
Weighted average grant date fair value	$2.00
Risk-free interest rate	0.9%	—	3.6%
Expected life (years)	5.83
Estimated volatility factor	53.6%	—	78.1%
Expected dividends	None

As of December 31, 2022, the Company had unrecognized compensation costs for Options totaling $0.7 million that is expected to be recognized over an average period of 1.5 years.

Time-Based Stock Appreciation Rights

During the year ended December 31, 2019, the Compensation Committee approved time-based stock appreciation rights ("SARs") to be granted to employees of the Company outside of the United States, which vest ratably over three years. No SARs were granted during the years ended December 31, 2022, and 2021. A summary of the Company’s SARs as of December 31, 2022 and 2021 were as follows:

(in thousands)	Number of Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at December 31, 2020	48	$12.00	4.69
Granted	—	—	0.00
Exercised	—	—	0.00
Forfeited or expired	—	—	0.00
Outstanding at December 31, 2021	48	12.00	3.69
Exercisable at December 31, 2021	48	12.00	3.69
Vested and expected to vest at December 31, 2021	48	12.00	3.69

Outstanding at December 31, 2021	48	12.00	3.69
Granted	—	—	0.00
Exercised	—	—	0.00
Forfeited or expired	(7)	12.00	2.68
Outstanding at December 31, 2022	41	12.00	2.70
Exercisable at December 31, 2022	41	12.00	2.70
Vested and expected to vest at December 31, 2022	41	$12.00	2.70

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

Upon issuance, the fair value of each SAR award was estimated using the Hull-White option pricing model with the assumptions described below. For the periods indicated, since the Company has limited historical volatility information available, the expected volatility was based on actual volatility for comparable public companies projected over the expected terms of SAR awards. The Company records forfeitures as they occur. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the SAR awards. The expected life was calculated as the average time to achieve the 2.0x strike exercise price in the simulation. SARs are liability classified within Accrued expenses and other current liabilities and they are revalued at each reporting date. The assumptions used to value the SARs as of December 31, 2022 and 2021 are presented below:

	2022	2021
Fair value of awards	$0.02	$0.01
Risk-free interest rate	0.3%	0.3%
Expected life (years)	1.3	1.8
Estimated volatility factor	54.5%	54.5%
Expected dividends	None	None

As of December 31, 2022, the Company had no unrecognized compensation costs for SARs.

Restricted Stock

During the years ended December 31, 2022 and 2021, the Compensation Committee approved equity-classified performance-based restricted stock units (RSUs) and time-based restricted stock and RSUs to be granted to officers and employees of the Company, which vest ratably over three years. A summary of the Company’s RSUs and restricted stock as of December 31, 2022 and 2021 were as follows:

(in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested Restricted Stock & RSUs at December 31, 2020	2,454	$2.12
Granted	2,143	2.07
Vested	(525)	2.69
Forfeited or expired	(1,045)	1.95
Non-vested Restricted Stock & RSUs at December 31, 2021	3,027	2.05

Non-vested Restricted Stock & RSUs at December 31, 2021	3,027	2.05
Granted	2,429	1.88
Vested	(1,694)	1.92
Forfeited or expired	(315)	2.62
Non-vested Restricted Stock and RSUs at December 31, 2022	3,447	$1.94

Unrecognized compensation expense for performance-based restricted stock and time-based restricted stock and RSU is $4.1 million, which is expected to be recognized over a weighted average period of 1.8 years.

Phantom Stock Awards

During the years ended December 31, 2022 and 2021, the Compensation Committee approved phantom stock awards to be awarded to employees and one director of the Company located outside of the United States. Phantom stock awarded to employees vest ratably over three years. Phantom stock awarded to the director vest in one year. These awards will be settled in cash upon vesting and are therefore liability-classified within Accrued expenses and other current liabilities, requiring re-measurement at each balance sheet date. A summary of the Company’s Phantom Stock Awards as of December 31, 2022 and 2021 were as follows:

(in thousands)	Number of Awards	Weighted-Average Grant Date Fair Value
Non-vested phantom stock awards at December 31, 2020	326	$2.26
Granted	68	2.03
Vested	(87)	2.80
Forfeited or expired	(41)	2.17
Non-vested phantom stock awards at December 31, 2021	266	$2.04

Non-vested phantom stock awards at December 31, 2021	266	$2.04
Granted	96	1.86
Vested	(89)	2.10
Forfeited or expired	(54)	2.53
Non-vested phantom stock awards at December 31, 2022	219	$1.82

Unrecognized compensation expense for the unvested time-based phantom shares is $0.3 million, which is expected to be recognized over a weighted average period of 1.4 years.

Board of Director Grants

Certain directors receive shares of restricted stock subject to the terms, provisions and restrictions of the 2015 Incentive Compensation Plan. The shares granted during the year ended December 31, 2022 and 2021, vest over a one-year period on the one year anniversary of each holder's grant date, provided the Director is still serving as a director of the Company. Upon termination of directorship for any reason, the Director immediately forfeits any unvested shares without payment. A summary of the Company’s time-based restricted stock awarded to the board of directors for the years ended December 31, 2022 and 2021 were as follows:

(thousands)	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested time-based restricted stock at December 31, 2020	187	$2.48
Granted	275	1.96
Vested	(157)	2.48
Forfeited or expired	(30)	2.48
Non-vested time-based restricted stock at December 31, 2021	275	$1.96

Non-vested time-based restricted stock at December 31, 2021	275	$1.96
Granted	343	1.85
Vested	(275)	1.96
Forfeited or expired	—	—
Non-vested time-based restricted stock at December 31, 2022	343	$1.85

As of December 31, 2022, the Company had unrecognized compensation costs for the Director shares of $0.4 million that is expected to be recognized over an average period of 0.6 years.

17.    Earnings Per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. The Company had a loss for the years ended December 31, 2022 and December 31, 2021. Therefore, the effect of convertible preferred stock and stock-based awards including options, restricted stock, restricted stock units and warrants outstanding at December 31, 2022 and December 31, 2021, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive.

The following is a reconciliation of the weighted-average common shares outstanding used for the computation of basic and diluted net loss per common share:

	Year Ended December 31,
(thousands)	2022	2021	2020
Basic weighted-average common shares outstanding	52,192	51,410	50,770
Effect of dilutive options, performance stock units and restricted stock	—	—	—
Diluted weighted-average shares outstanding	52,192	51,410	50,770

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

The following represents the weighted average number of shares that could potentially dilute basic earnings per share in the future:

	Year Ended December 31,
(thousands)	2022	2021
Convertible preferred stock	33,048	23,153
Stock-based compensation awards (1):
Stock options	1,531	1,217
Restricted Stock Units	4,494	3,330
(1)      SARs and Phantom Options are payable in cash so will therefore have no impact on number of shares.

Options are considered anti-dilutive and excluded when the exercise price exceeds the average market value of the Company’s common stock price during the applicable period.

18.     Income Taxes

Loss before income taxes consists of the following components:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Domestic	($33,229)	$1,270	($26,460)
Foreign	(1,188)	(4,774)	4,870
Total	($34,417)	($3,504)	($21,590)

Significant components of income taxes are as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Currently payable:
Federal	$1,603	$1,090	$377
State and local	142	26	4
Foreign	6,962	2,989	1,744
Total currently payable	8,707	4,105	2,125

Deferred:
Federal	(5,793)	(1,629)	27,705
State and local	(289)	(195)	305
Foreign	(3,238)	297	1,241
Total deferred	(9,320)	(1,527)	29,251
Provision (benefit) for income taxes	($613)	$2,578	$31,376

A reconciliation of income tax provision (benefit) at the U.S. Federal statutory income tax rate to actual income tax provision (benefit) is as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Tax at statutory rate	($7,228)	($736)	($4,534)
State income taxes, net of federal tax benefit	(86)	(128)	364
Effect of foreign items	1,099	88	1,502
Valuation allowance and unbenefited losses	(870)	4,280	33,478
Deferred tax rate changes	(23)	(755)	71
Transaction costs	1,004	(1,070)	(131)
Tax incentives	(250)	(226)	(311)
Disallowed foreign expenses and exchange losses	2,256	228	1,746
Sub Part F / Global intangible low taxed income	372	—	—
Unrecognized tax benefits	814	79	(817)
Goodwill impairment	—	1,340	—
Withholding taxes	1,200	—	—
Other	1,099	(522)	8
Provision (benefit) for income taxes	($613)	$2,578	$31,376

Income tax expense (benefit) for the year ended December 31, 2022, 2021 and 2020 include certain discrete tax items for changes in valuation allowances, foreign effective rate items and other rate modifying items.

The Tax Cuts and Jobs Act ("TCJA") subjects a U.S. corporation to tax on its global intangible low-taxed income ("GILTI"). U.S. GAAP allows companies to make an accounting policy election to either (1) treat taxes due on future GILTI inclusions in U.S. taxable income as a current-period expense when incurred (“period cost method”) or (2) factor such amounts into the measurement of its deferred taxes (“deferred method”). The Company elected to use the period cost method and estimated no impact on tax expense in tax year 2021. The Company provided no tax provision impact related to base erosion and anti-abuse tax (“BEAT”) provisions of the TCJA, as the Company’s average gross receipts are under $500 million. In addition, the Company has not been eligible for a benefit for foreign derived intangible income (“FDII”) due to the Company’s U.S. net operating loss positions in tax year 2019, 2020 and 2021 and no foreign derived intangible income in 2022.

The Company’s U.S. operations have incurred cumulative taxable losses through December 31, 2022. The Company’s U.S. net operating loss carry forwards and carry forwards of other tax attributes are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. The utilization of the tax attributes may become restricted in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Section 382 and Section 383 of the IRC, as well as similar state tax provisions. This could limit the amount of the tax attributes that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will generally be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. Please refer to Note 3 - Related Party Transactions regarding the ownership change in the year ended December 31, 2020. The Company completed a Section 382 study and determined the ownership change gave rise to the restrictions that will limit the realizability of certain U.S. tax attributes and built-in losses related to future intangible amortization tax deductions.

For the year ended December 31, 2022, the Company recorded a tax benefit of $0.9 million for the net decrease in valuation allowances related to deferred tax assets that are not able to be realized. The Company did not have sufficient evidence to support future taxable income to realize the deferred tax assets associated with net operating losses and various other deferred tax assets in certain foreign jurisdictions (Argentina, Korea, Brazil, Poland, Australia, New Zealand, Mexico, Morocco, Turkey, South Africa, Peru and Italy) in 2021. In 2022, new evidence supporting the realization of certain deferred tax assets (Brazil, Morocco and Peru) resulted in the foreign tax benefit of $0.6 million. In addition to the foreign valuation allowance impact, the Company recorded a tax benefit of $0.3 million for a decrease in the U.S. valuation allowance for an additional source of future taxable income related to the increase in the indefinite-lived intangible deferred tax liability in the current year.

For the year ended December 31, 2021, the Company recorded a tax expense of $4.3 million for the net increase in valuation allowances related to deferred tax assets that will no longer be able to be realized. The unrealizable deferred tax assets within foreign jurisdictions resulted in a tax expense of $4.3 million. In addition to the foreign valuation allowance impact, there were two offsetting valuation allowance impacts recorded in the U.S. The Company recorded a tax benefit of $0.2 million for a decrease in the U.S. valuation allowance for an additional source of future taxable income related to the increase in the indefinite-lived intangible deferred tax liability in the current year. A $0.2 million tax expense for untaxed income related to the elimination of intercompany profit in inventory made up the last component of the change in valuation allowance for the prior tax period.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2022 and December 31, 2021 are as follows:

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Pension and other retiree obligations	$170	$265
Other accruals and reserves	12,132	6,132
Loss and credit carryforwards	43,242	43,737
Interest expense deduction limitation carryforward	13,501	8,975
Investments	2,044	2,075
Right-of-use asset	1,709	1,574
Other	687	3,527
Valuation allowance	(57,416)	(61,677)
Deferred tax assets	16,069	4,608

Deferred tax liabilities:
Inventory	(1,238)	(432)
Intangible assets other than goodwill	(24,461)	(24,508)
Property, plant and equipment	(679)	(376)
Unrealized foreign currency gains	(6,131)	(5,236)
Lease liability	(1,593)	(1,497)
Deferred tax liabilities	(34,102)	(32,049)
Net deferred tax (liabilities) assets	($18,033)	($27,441)

The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses). The carrying value of deferred tax assets is based on the Company’s assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence.

Gross operating loss carryforwards amounted to $15.0 million for foreign jurisdictions, $169.3 million for U.S. federal and $24.7 million for U.S. states at December 31, 2022. These operating loss carryforwards relate to the years 2015 through current 2022 tax periods. On December 31, 2022, none of the operating loss carryforwards were subject to expiration in 2023. The operating loss carryforwards expiring in years 2024 through 2030 make up $2.3 million of the recorded deferred tax asset. The operating loss carryforwards expiring in years 2031 through 2040 make up $9.6 million of the recorded deferred tax asset. The remaining deferred tax asset relating to operating loss carryforwards of $28.7 million have an indefinite expiration. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.

As of December 31, 2022, management determined that sufficient negative evidence exists to conclude that it is more-likely-than-not that certain income tax assets in the U.S., Argentina, Korea, Belgium, Japan, Poland, Australia, New Zealand, Mexico, Turkey, South Africa, and Italy are not realizable, and therefore, retained or recorded a new valuation allowance accordingly.

The Company has recorded tax credits in the U.S. for research and development expenditures and foreign taxes that were generated in tax years 2015 through 2022 for a total amount of $2.6 million. The foreign tax credits will begin to expire in 2025 and the research and development credits will begin to expire in 2035.

U.S. income and foreign withholding taxes have not been recognized for the difference between the financial reporting and tax basis of the investments in foreign subsidiaries that are indefinitely reinvested outside the U.S. This amount may be recognized upon a sale or liquidation of the subsidiary. There is not a gross temporary difference as of December 31, 2022, since the tax basis of investments in foreign subsidiaries is in excess of the financial reporting basis.

Uncertain Tax Positions

Year ended December 31,
(in thousands)	2022	2021	2020
Beginning Balance	$883	$859	$2,670
Additions of tax positions of the current year	1,797	—	—
Additions to tax positions of the prior years	516	166	209
Reductions of tax positions of the prior years	—	(52)	(1,236)
Reductions related to prior tax positions due to foreign currency	(62)	(90)	(633)
Expiration of statutes of limitations	(735)	—	(151)
Ending Balance	$2,399	$883	$859

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. As of December 31, 2022, and 2021, the Company had unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company's financial statements, of $2.4 million and $0.9 million, respectively. If recognized in the fiscal years ended December 31, 2022 and 2021, $2.4 million and $0.9 million, respectively, of these benefits would have reduced income tax expense and the effective tax rate. Of these amounts, approximately $0.0 million and $0.0 million of the Company's unrecognized tax benefits at December 31, 2022 and 2021, respectively, are indemnified and the release of the indemnification asset will have an offsetting impact to the effective tax rate of the Company. Of the $2.4 million and $0.9 million benefits at December 31, 2022 and 2021, respectively, approximately $0.4 million and $0.2 million have been recorded as a reduction to the related deferred tax asset for the net operating loss in accordance with Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists for all periods. The total amount of unrecognized tax benefits is not expected to change within 12 months of the reporting date. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefit within the provision for income taxes in the consolidated statements of operations. The Company recorded a decrease of $0.4 million of interest and penalties as part of "Provision for income taxes" in the Company's consolidated statements of operations during the period ending December 31, 2022. Cumulative interest and penalties of $0.4 million and $0.9 million are recorded as part of Income taxes payable for December 31, 2022 and 2021, respectively.

19.    Segment and Geographical Information

Segments

ASC 280 requires use of the management approach for segment reporting. The management approach is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. In prior periods, the Company had operated and managed the business as two reportable segments, AgroFresh Core and AgroFresh Fruit Protection (formerly Tecnidex). During the fourth quarter of the year ended December 31, 2021, the Company determined that it had one reportable segment, due to changes in senior management, as well as the integration of AgroFresh Fruit Protection with the Company's Core business operational and reporting structure. As a result of this change in segment reporting, the Company retrospectively revised prior period results, by segment, to conform to the current period presentation. For the year ended December 31, 2022, the Company has operated and managed the business as one reportable segment.

Geographic Regions

Net sales by geographic region, based on the location of the customer, were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net sales:
North America (1)	$30,629	$32,635	$33,759
Latin America (2)	36,064	33,610	28,731
EMEA (3)	76,893	82,329	79,413
Asia Pacific (4)	18,351	17,415	15,740
Total Net sales	$161,937	$165,989	$157,643

(1)     North America includes the United States and Canada.
(2)    Latin America includes Argentina, Brazil, Chile, Columbia, Costa Rica, Dominican Republic, Ecuador, Guatemala, Mexico, Peru and Uruguay.
(3)    EMEA includes Europe, the Middle East and Africa.
(4)    Asia Pacific includes Australia, China, India, Japan, New Zealand, South Korea, Taiwan, Thailand and the Philippines.

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

During the fourth quarter of 2022, the Company received notice from several customers in Italy that pears treated with one of the Company's products contained trace amounts of a fungicide that is not approved for use in Italy on pears. The Company has reserved $2.6 million based on a proposed settlement, which is included in selling, general and administrative expenses on the consolidated statements of operations. The Company has also referred the matter to the vendor that supplied the product to AgroFresh and has made claims with the Company's insurance carriers for potential reimbursement.

The Company received three letters on behalf of purported stockholders of the Company requesting that the Company make certain supplemental disclosures in addition to the information already disclosed in the Preliminary Proxy Statements issued in connection with the Merger. Additionally, a stockholder of the Company made a written demand to inspect certain books and records of the Company related to the Merger pursuant to Delaware General Corporation Law Section 220. The Company is in the process of considering the letters received to date and what, if any, actions it will take in response to them.

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

21.    Fair Value Measurements

Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2022:

(in thousands)	Level 1	Level 2	Level 3
Liability-classified stock compensation (1)	$—	$—	$381

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2021:

(in thousands)	Level 1	Level 2	Level 3
Liability-classified stock compensation (1)	$—	$—	$241

(1)    The fair value of the stock appreciation right was measured using a Black-Scholes pricing model during the years ended December 31, 2022 and December 31, 2021. The fair value of phantom shares is based on the fair value of the Company's common stock. The fair value of performance based phantom shares was measured using estimated performance payout factors. For the year ended December 31, 2021, certain phantom shares were measured using a Monte Carlo pricing model.

There were no transfers between Level 1 and Level 2 and no transfers out of Level 3 of the fair value hierarchy during the years ended December 31, 2022 and December 31, 2021.

At December 31, 2022, the Company evaluated the amount recorded under the Amended Term Loan and determined that the fair value was approximately $253.9 million. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the periods presented in our Level 3 financial instruments that are measured at fair value on a recurring basis.

(in thousands)	Liability-classified stock compensation
Balance at December 31, 2021	$241
Stock compensation activity	140
Balance at December 31, 2022	$381

22. Other (Expenses)/Income

The Company had other expenses of $(4.1) million and income of $14.0 million for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, the Company had expenses of $(4.1) million primarily related to transaction related expenses, including legal, consulting and other due diligence costs. During the year ended December 31, 2021, the Company had other income of $14.0 million due to the receipt of proceeds from the settlement of a litigation matter.

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

As of December 31, 2022, our management, with the participation of our CEO and CFO, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022 in the Company's internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria in Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of December 31, 2022 was effective.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will either be incorporated herein by reference to the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2023 Annual Meeting of Stockholders or included in an amendment to this Report, which, in either case, will be filed no later than 120 days after December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will either be incorporated herein by reference to the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2023 Annual Meeting of Stockholders or included in an amendment to this Report, which, in either case, will be filed no later than 120 days after December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will either be incorporated herein by reference to the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2023 Annual Meeting of Stockholders or included in an amendment to this Report, which, in either case, will be filed no later than 120 days after December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will either be incorporated herein by reference to the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2023 Annual Meeting of Stockholders or included in an amendment to this Report, which, in either case, will be filed no later than 120 days after December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will either be incorporated herein by reference to the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2023 Annual Meeting of Stockholders or included in an amendment to this Report, which, in either case, will be filed no later than 120 days after December 31, 2022.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted either because they are not applicable, not required, or because the required information is included in the consolidated financial statements or the notes thereto. The following documents are filed as part of this report:

		Page
(1)	Financial Statements	41
(2)	Financial Statements Schedule	41
(3)	Exhibits
	The Exhibits required to be filed are set forth on the Index to Exhibits immediately preceding the signature page to this Report and are incorporated herein by reference.	82

INDEX TO EXHIBITS

Exhibit No.	10	Description
1.1	(19)	ATM Sales Agreement, dated June 25, 2020, between AgroFresh Solutions, Inc. and Virtu Americas LLC.
2	(26)	Agreement and Plan of Merger, dated as of November 21, 2022, by and among Project Cloud Holdings, LLC, Project Cloud Merger Sub, Inc. and AgroFresh Solutions, Inc.
3.1	(2)	Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2015.
3.2	(2)	Series A Certificate of Designation.
3.3	(3)	Amended and Restated Bylaws.
3.4	(4)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of September 3, 2015.
3.5	(16)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation
3.6	(13)	Amendment to the Amended and Restated Bylaws of AgroFresh Solutions, Inc., effective as of November 2, 2017.
3.7	(5)	Certificate of Designation of Series B Convertible Preferred Stock.
4.1	(2)	Specimen Common Stock Certificate.
4.4	*	Description of securities.
10.1	(6)	Form of Indemnification Agreement.
10.2	(23)	Amended and Restated Credit Agreement, dated July 27, 2020
10.3	(23)	Registration Rights Agreement, dated July 27, 2020, between the Company and PSP AGFS Holdings, L.P.
10.4	(7)	Investment Agreement, dated June 13, 2020, between the Company and PSP AGFS Holdings, L.P.
10.5	(2)	Investor Rights Agreement, dated July 31, 2015, by and among AgroFresh Solutions, Inc., The Dow Chemical Company, Rohm and Haas Company, Boulevard Acquisition Sponsor, LLC, Robert J. Campbell, Joel Citron and Darren Thompson.
10.6	(2)	Tax Receivables Agreement, dated July 31, 2015, by and among AgroFresh Solutions, Inc., AgroFresh Inc., The Dow Chemical Company and Rohm and Haas Company.
10.7	(9)	AgroFresh Solutions, Inc. Incentive Compensation Plan.
10.8	(11)	Employment Agreement, dated July 14, 2016, between AgroFresh Solutions, Inc. and Jordi Ferre.
10.9	(12)	Services Agreement, dated November 29, 2016, among AgroFresh Solutions, Inc., RipeLocker LLC and George Lobisser.
10.10	(14)	Form of Stock Option Agreement used in connection with the AgroFresh Solutions, Inc. 2015 Incentive Compensation Plan
10.11	(14)	Form of Restricted Stock Agreement used in connection with the AgroFresh Solutions, Inc. 2015 Incentive Compensation Plan
10.12	(15)	Agreement dated April 4, 2017, among the registrant, The Dow Chemical Company, Rohm and Haas
10.13	(15)	First Amendment to Tax Receivables Agreement, dated April 4, 2017, among the registrant, The Dow Chemical Company, Rohm and Haas Company and AgroFresh Inc.
10.14	(15)	Letter Agreement, dated April 4, 2017, between the registrant and The Dow Chemical Company.
10.15	(15)	Letter Agreement, dated April 4, 2017, among the registrant, The Dow Chemical Company, Rohm and Haas Company and Boulevard Acquisition Sponsor, LLC.
10.16	(16)	First Amendment to 2015 Incentive Compensation Plan
10.17	(1)	Employment Agreement, dated as of September 15, 2015, between AgroFresh Solutions, Inc. and Thomas Ermi.
10.18	(8)	Offer Letter, dated August 20, 2018 between the Company and Graham Miao.
10.19	(17)	Amendment No. 2 to Credit Agreement, dated as of January 31, 2019.
10.20	(18)	Termination Agreement, dated December 20, 2019, among the registrant, The Dow Chemical Company, Rohm and Haas Company and AgroFresh Inc.
10.21	(20)	Change in Control Executive Severance Agreement, dated August 30, 2019, between the Company and Jordi Ferre.

10.22	(20)	Change in Control Executive Severance Agreement, dated August 30, 2019, between the Company and Graham Miao.
10.23	(20)	Change in Control Executive Severance Agreement, dated August 30, 2019, between the Company and Thomas Ermi.
10.24	(20)	Amended and Restated Employment Agreement, dated August 30, 2019.
10.25	(21)	Second Amendment to 2015 Incentive Compensation Plan
10.26	(22)	2019 Employee Stock Purchase Plan
10.27	(24)	Employment Agreement, dated April 12, 2021, between the Company and Clinton Lewis.
10.28	(24)	Change in Control Executive Severance Agreement, dated April 12, 2021, between the Company and Clinton Lewis.
10.29	(25)	Waiver Letter, dated October 26, 2022
10.30	(26)	Voting and Support Agreement, dated as of November 21, 2022, by and among AgroFresh Solutions, Inc., Paine Schwartz Partners, LLC, Paine Schwartz Food Chain Fund V GP, L.P., Paine Schwartz Food Chain Fund V GP, Ltd., PSP AGFS Holdings, L.P., Kevin Schwartz and, solely for purposes of Section 10(b) and Sections 12 through 23 thereof, Paine Schwartz Food Chain Fund V, L.P.
14.1	(10)	AgroFresh Solutions, Inc. Code of Business Conduct.
21.1	*	List of subsidiaries.
23.1	*	Consent of Deloitte & Touche LLP.
24.1	*	Power of Attorney (included on the signature page to this report).
31.1	*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.LAB	*	XBRL Taxonomy Label Document
101.PRE	*	XBRL Presentation Linkbase Document
101.DEF	*	XBRL Definition Linkbase Document

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
(25) Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on October 27, 2022.
(26) Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on November 23, 2022.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AgroFresh Solutions, Inc.
Date:	March 10, 2023

/s/ Clinton A. Lewis Jr.
By:	Clinton A. Lewis Jr.
Title:	Chief Executive Officer

/s/ Graham Miao
By:	Graham Miao
Title:	Chief Financial Officer

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

Signature	Title	Date

/s/ Clinton A. Lewis Jr.	Chief Executive Officer and Director	March 10, 2023
Clinton A. Lewis Jr.	(Principal Executive Officer)

/s/ Graham Miao	Executive Vice President and Chief Financial Officer	March 10, 2023
Graham Miao	(Principal Financial and Accounting Officer)

/s/ Nance K. Dicciani	Chair of the Board	March 10, 2023
Nance K. Dicciani

/s/ Robert J. Campbell	Director	March 10, 2023
Robert J. Campbell

/s/ Peter Sykes	Director	March 10, 2023
Peter Sykes

/s/ Denise L. Devine	Director	March 10, 2023
Denise L. Devine

/s/ David McInerney	Director	March 10, 2023
David McInerney

/s/ Kevin Schwartz	Director	March 10, 2023
Kevin Schwartz

/s/ Alexander Corbacho	Director	March 10, 2023
Alexander Corbacho

/s/ Kay Kuenker	Director	March 10, 2023
Kay Kuenker

/s/ John Atkin	Director	March 10, 2023
John Atkin