Form 10-K/A
period 2022-12-31
AgroFresh Solutions, Inc.
filed 2023-03-21
CIK 1592016

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
1

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of AgroFresh Solutions, Inc. (the “Company,” “we,” “our” or “us”) for the fiscal year ended December 31, 2022 as filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2023 (the “Annual Report”), is being filed to include in the Annual Report the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. This information was previously omitted from the Annual Report in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement filed no later than 120 days after December 31, 2022. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Form 10-K.

This Amendment No. 1 amends and restates in their entirety Items 10 through 14 of the Annual Report. As required by Rule 12b-15 under the Exchange Act, new certificates of our chief executive officer and chief financial officer are being filed as exhibits to this Amendment No. 1. Except as otherwise expressly noted herein, this Amendment No. 1 does not amend any other information set forth in the Annual Report, and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the filing of the Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Annual Report and our other filings with the SEC. Certain capitalized terms used and not otherwise defined in this Amendment No. 1 have the meanings given to them in the Annual Report.

2

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Set forth below are descriptions of the backgrounds of the directors of the Company, their principal occupations for the past five years, and the specific experience, qualifications and other attributes and skills that led the Board to determine that such persons should serve on the Board of Directors.

John Atkin, 69, has served on our Board since September 2022. Mr. Atkin served as Chief Operating Officer of Syngenta AG, a global leader in technology for agriculture and horticulture, from February 2011 until his retirement in December 2014, and prior to that had served as Chief Operating Officer of Syngenta Crop Protection since 2000. Mr. Atkin currently serves as Chairman of AgBiTech, an agricultural technology company, and as a member of the board of directors of Driscoll’s, a global fresh produce company. He also serves as non-executive board member of the Syngenta Foundation for Sustainable Agriculture and of 5Metis, a venture capital funded company innovating in crop protection chemicals, and as a member of the Paine Schwartz Partners Food Chain Advisory Board. Mr. Atkin graduated from the University of Newcastle upon Tyne with a PhD and a BSc degree in Agricultural Zoology.

The Board believes that Mr. Atkin is qualified to serve on our Board because of his substantial operational experience in the agricultural industry.

Robert J. Campbell, 74, has served on our Board since February 2014. Since November 2011, Mr. Campbell has served as the Chairman of the board of directors of Enstar Group Limited, an insurance run-off company, and has served as its independent director since November 2007. Mr. Campbell served as an independent director of Camden National Corporation, a public holding company, from 1999 to 2014. Mr. Campbell also served as a director of Boulevard Acquisition Corp. II, a publicly-traded special purpose acquisition company, from September 2015 until the consummation of its business combination with Estre Ambiental S.A. in December 2017. Since January 1991, Mr. Campbell has served as a partner at Beck, Mack & Oliver LLC, a private investment advisory firm. Mr. Campbell holds a Bachelor of Arts degree in Political Economy from Williams College.

The Board believes that Mr. Campbell is qualified to serve on our Board because of his private investment advisory experience and his board experience with private and public companies.

Alexander Corbacho, 34, has served on our Board since July 2020. Mr. Corbacho is a Managing Director at Paine Schwartz Partners. Mr. Corbacho joined Paine Schwartz Partners in 2012. He began his career at UBS Investment Bank in the firm’s Leveraged Finance Origination Group. While there, he worked to provide debt financing, capital structure solutions, and advisory services for a variety of companies and financial sponsors, including Paine Schwartz Partners. He currently serves as a director of the following private companies: SNFL Group, Verdesian Life Sciences, LLC, and Verisem. He is a graduate of Boston University.

The Board believes that Mr. Corbacho is qualified to serve on our Board because of his substantial investment and finance experience, particularly in the agricultural industry.

Denise L. Devine, 67, joined our Board in February 2018. Ms. Devine is the founder and since 2014 has served as the Chief Executive Officer of FNB Holdings, LLC, a company dedicated to initiatives in the health and wellness space. Ms. Devine was also founder and served for more than ten years as the Chief Executive Officer of Nutripharm, Inc., a company that has generated a portfolio of composition and process patents to create innovative natural food, beverage, pharmaceutical and nutraceutical products that facilitate nutrition and lifelong health. Ms. Devine, a certified public accountant, also previously served as Chief Financial Officer for Energy Solutions International and in financial management positions for Campbell Soup Company. Ms. Devine has served as Chair of the Pennsylvania State Board of Accountancy and on the Board of the American Institute of CPAs. Ms. Devine has served as a director of Fulton Bank since 2019 and Fulton Financial Corporation (Nasdaq: FULT) (“Fulton”) since 2012, and serves as a member and financial expert of Fulton’s Audit Committee and Vice Chair of Fulton’s Human Resources Committee. She has also served as a director of SelectQuote (NYSE: SLQT) since 2020, and from 2019 to 2021 she served as a director of Cubic Corporation (NYSE: CUB). Ms. Devine was a member of the Board of Trustees of Villanova University from 2005 to 2015, where she was the Chair of the Audit and Risk Committee. She has served on the Board of Ben Franklin Technology Partners of Southeastern Pennsylvania since 2016 and was appointed to the Board of Ben Franklin Technology Development Authority in 2018. Ms. Devine received a Master of Business Administration degree from the Wharton School of the University of Pennsylvania, a Master of Science degree in Taxation from Villanova Law School, and a Bachelor of Science degree in Accounting from Villanova University.

The Board believes that Ms. Devine is qualified to serve on our Board because of her substantial management, business and finance experience.

Nance K. Dicciani, 75, joined our Board upon the consummation of our business combination with The Dow Chemical Company (“TDCC”) on July 31, 2015 (the “Business Combination”). She was appointed non-executive Chair of the Board on August 13, 2015. From March 2016 until October 2016, Ms. Dicciani served as a co-member of the Office of the Chair of the Company, in which capacity she assumed, with the other co-member, the duties and responsibilities of chief executive officer and president of the Company on an interim basis. Ms. Dicciani is the retired President and Chief Executive Officer of Honeywell International Specialty Materials (a diversified technology and manufacturing company), a position she held from 2001 to 2008. Ms. Dicciani has also served as a director of LyondellBasell Industries N.V. since 2013, where she is a member of the Finance Committee and Chair of the Compensation Committee. Ms. Dicciani also served as a director of Linde plc. from its business combination with Praxair, Inc. in 2018 until May 2022, and as a director of Halliburton Company from 2009 until May 2021. Additionally, Ms. Dicciani served as a director of Rockwood Holdings, Inc. from 2008 to 2014. Ms. Dicciani holds a Bachelor’s degree in Chemical Engineering from Villanova University, a Master’s degree from the University of Virginia, a Ph.D. degree from the University of Pennsylvania and a Master of Business Administration degree from the Wharton Business School of the University of Pennsylvania.

The Board believes that Ms. Dicciani is qualified to serve on our Board due to her technical expertise in the chemical industry, her international operations expertise, her executive experience as a chief executive officer of a multi-billion dollar strategic business group of a major multinational corporation and her board experience with private and public companies.

Kay Kuenker, 61, has served on our Board since April 2021. Ms. Kuenker has served as Chief Executive Officer of Advanced Agrilytics, LLC, an agronomic technology company, since March 2020. From October 2016 to March 2019, Ms. Kuenker served as Executive Vice President – Strategy Development for Cibus, LLC, a biotech company focused on gene editing in agriculture, and since January 2016 she has been a facilitator and coach at Leadership Trail, a business management and leadership consulting organization that she founded. From January 2016 to August 2016 she was Entrepreneur in Residence at Purdue University. Prior to that, she spent nearly 30 years at Dow AgroSciences (“DAS”), including nine years on the Corporate Management Team, from January 2007 to December 2015, and most recently served as Vice President: DAS Government Affairs, Public Affairs and Sustainability. Ms. Kuenker currently serves on the Advisory Board for Women in Agribusiness and has served on several boards including BioCrossRoads, AgriNovus IN, National FFA Sponsor Board, Food & Ag Governing Body of BIO (Biotechnology Innovation Organization), CropLife Canada and European Crop Protection Association. Ms. Kuenker holds a Bachelor of Science degree in Mathematics from the University of Michigan and a Master’s degree in Mathematics from Central Michigan University.

The Board believes that Ms. Kuenker is qualified to serve on the Board due to her extensive management experience in the agricultural industry.

Clinton A. Lewis, Jr., 56, has served as our Chief Executive Officer and a member of our Board since April 2021. Mr. Lewis has 30-plus years of experience in the life sciences space, having served in a number of national and international leadership roles at Pfizer Inc. (NYSE: PFE) and Zoetis Inc. (NYSE: ZTS), the world’s largest animal health company, that was spun off by Pfizer in 2013. Mr. Lewis most recently served as executive vice president and group president responsible for international operations, commercial development and global genetics at Zoetis. Prior to that role, Mr. Lewis served at Zoetis as president of international operations from 2015 to 2018 and as president of U.S. operations from 2013 to 2015. Prior to the formation of Zoetis, Mr. Lewis served as president of U.S. operations at Pfizer Animal Health, which he joined in 2007. Mr. Lewis first joined Pfizer in 1988 in the human health pharmaceutical segment and held positions of increasing responsibility in various commercial operations and general management roles. He formerly served as chairman of the board for the Animal Health Institute (AHI), an industry trade association in the U.S., and as treasurer for the International Federation for Animal Health (IFAH), the industry trade association in Europe. Mr. Lewis serves on the boards of directors of The International Paper Company (NYSE: IP), United Veterinary Care, a veterinary clinic company, Targan, a livestock automation company, and Covis Pharma, a human health specialty pharmaceutical company. Mr. Lewis holds a Bachelor of Science degree from Fairfield University and a Master of Business Administration degree from Fairleigh Dickinson University.

The Board believes that Mr. Lewis’ extensive experience in senior executive roles within the life sciences industry qualifies him to serve on the Board.

Kevin Schwartz, 48, has served on our Board since July 2020. Mr. Schwartz is Chief Executive Officer and a Founding Partner at Paine Schwartz Partners. Prior to co-founding Paine Schwartz Partners in 2006, Mr. Schwartz was a Managing Director at Fox Paine & Company, LLC, which he joined in 2002. Prior to joining Fox Paine & Company, LLC, he worked for the private equity firms Fremont Partners and American Industrial Partners. He began his professional career at Goldman, Sachs & Co. in the Investment Banking Division. He is currently a director of the following private companies: Advanced Agrilytics, Hendrix Genetics, Lyons Magnus, SNFL Group, Suja Life and UrbanFarmer LLC. He also previously served as a director of the following private companies: AgBiTech, Costa Group Holdings Pty Ltd., FoodChain ID, Prima Wawona, Sunrise Growers, Verisem, Verdesian Life Sciences, LLC, Advanta, Icicle Seafoods, Inc., Seminis, VCST Industrial Products and United American Energy. Mr. Schwartz holds a Bachelor of Science degree in Accountancy from the University of Illinois.

The Board believes that Mr. Schwartz is qualified to serve on our Board due to his extensive investment experience in the agricultural industry, as well as his experience serving on boards of directors.

David McInerney, 54, joined the Board on August 4, 2022. Until 2021, Mr. McInerney was the co-founder, Chief Executive Officer and a board member of FreshDirect, a leading online grocer. Mr. McInerney joined the founding team at FreshDirect in 2000 where he held various positions throughout his career, including Chief Merchandising Officer, Chief Operations Officer and Chief Food Adventurer, before being named Chief Executive Officer in 2018. He currently serves on the board of directors for the New York Common Pantry, and on the board of advisors of Lekka Burger, a plant-based burger restaurant. Mr. McInerney started his career as a chef alongside top restaurateurs. He attended the Culinary Institute of America. The Board believes that Mr. McInerney is qualified to serve on the Board due to his substantial expertise in the food industry, including the food retailing and restaurant industries.

The Board believes that Mr. McInerney is qualified to serve on the Board due to his substantial expertise in the food industry, including the food retailing and restaurant industries.

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

Peter Sykes, 62, joined the Board in June 2022. Mr. Sykes is the principal of Church Lane Advisory LLC, a corporate advisory and strategic investing company he founded in October 2021. In July 2021, Mr. Sykes retired from Dow, after a 40-year career during which he held various leadership roles. For the first 13 years of his career, Mr. Sykes completed multiple assignments in International Finance and Treasury Management across Europe and Asia. For the following 16 years, Sykes led several regional and global Dow businesses. His final role at Dow was Vice President of Mergers and Acquisitions, based at the company’s global headquarters, in Midland, Michigan from 2015 to 2021, during which time Dow completed its Merger with DuPont and subsequent spin-off. Mr. Sykes has previously served on the boards of several large joint venture companies. He is a recipient of the Magnolia Commemorative Award from the Shanghai Government for contribution to foreign relations, and served two terms on the Board of Governors of The American Chamber of Commerce in Shanghai. He was a member of the Conference Board’s Executive M&A Council from 2016 to 2021. Mr. Sykes holds a National Certificate in Business Studies from the Institute of Bankers U.K., a certification in financial post-graduate studies from Stanford University Graduate School of Business and was granted Alumnus of the University of Michigan Business School status following completion of their Executive Program.

Executive Officers

Our current executive officers are listed in the following table, and certain information concerning those officers follows the table.

Name	Age	Position
Clinton A. Lewis	56	Chief Executive Officer
Graham Miao	58	Executive Vice President and Chief Financial Officer
Thomas Ermi	58	Executive Vice President, Secretary and General Counsel

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

Thomas Ermi has served as our Executive Vice President, Secretary and General Counsel since July 2015. From 2009 until joining the Company, Mr. Ermi was a Managing Attorney in the Dow Legal Department, where he served as the Commercial Legal Director and member of the Management Team for Dow’s $2.2 billion global Electronic Materials Business. Mr. Ermi joined Rohm and Haas Company in 2000, serving as the Commercial Legal Director and member of the Management Team for the Electronic Materials business as well as the Powder Coatings and Automotive Coatings businesses. In the 15 years he was with Dow and Rohm and Haas, Mr. Ermi negotiated numerous M&A transactions in North America, Europe and Asia Pacific with an aggregate transaction value exceeding $4 billion. Mr. Ermi began his legal career in 1992 as an Associate at Duane Morris & Heckscher in Philadelphia, where he worked first as a commercial litigator and then as a commercial lawyer. Prior to that, Mr. Ermi was an auditor for Price Waterhouse in Philadelphia. Mr. Ermi holds a Bachelor of Science degree in Accounting from Villanova University, and a juris doctor degree from the University of Pennsylvania.

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

Board Structure and Committee Membership

The following chart summarizes our current standing committee structure:

Name	Audit Committee	Compensation and Talent Committee	Corporate Governance and Nominating Committee
John Atkin	X	X
Robert J. Campbell	X*		X
Alexander Corbacho			X
Denise L. Devine	X	X*
Nance K. Dicciani
Peter Sykes		X	X*
Kay Kuenker	X		X
Kevin Schwartz
David McInerney	X	X
Clinton A. Lewis, Jr.

* Chair of applicable committee.

Audit Committee

Our Audit Committee consists of Mr. Atkin, Mr. Campbell, Ms. Devine, Ms. Kuenker and Mr. McInerney. Each is an independent director and, as required by the NASDAQ Stock Market listing standards and the rules and regulations of the SEC and the Internal Revenue Service, has not participated in the preparation of our financial statements at any time during the past three years and is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, we must certify to NASDAQ that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in such member’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. Our Board has determined that Mr. Campbell satisfies the definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC. The Audit Committee operates under a written charter adopted by the Board, a copy of which is available on the investor relations section of the Company’s website, www.agrofresh.com.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Summary

Our Performance in Fiscal 2022

Executive compensation in 2022, as in prior years, was largely tied to the overall financial performance of the Company. During 2022, the Company continued to execute on its business strategies of (i) leveraging its global footprint and service offerings to stabilize pricing and gross margins for its SmartFresh franchise, (ii) growing organically through the introduction of new products and services, and (iii) diversifying into new crops and geographic markets. The Company achieved the following key accomplishments in 2022:

•Net sales of approximately $161.9 million and Adjusted EBITDA1 of approximately $56.5 million

1 Adjusted EBITDA is a non-GAAP financial measure. Please see the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures” in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for more information, including a reconciliation of this Non-GAAP financial measure to GAAP results.

•A 7.9% increase in diversification revenue (i.e., excluding sales of SmartFresh for apples) for the full year 2022 compared to 2021;

Linkage of 2022 Performance to 2022 Compensation Outcomes

For 2022, AgroFresh bonus payouts for its named executive officers (as defined below) were 25.5% of target based on our financial performance for the year and non-financial considerations. The Compensation and Talent Committee felt that payouts were commensurate with achievements of the Company and the performance goals set at the beginning of the year, taking into account factors such as the COVID-19 global pandemic and the unprecedented impacts of foreign exchange translations. Awards based on total shareholder return and debt leverage ratio that had a performance period ending in 2022 were earned at a level of 128.25% of target, based on the applicable metrics, including a modifier based on the Company’s total shareholder return during the 3-year period ending in 2022, relative to its peer group.

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

Executive Officer Compensation

The following provides, under the scaled reporting rules applicable to smaller reporting companies, an overview of our compensation policies and programs and identifies the elements of compensation for 2022 with respect to our “named executive officers,” which term is defined by Item 402 of the SEC’s Regulation S-K to include (i) all individuals serving as our principal executive officer at any time during 2022, (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at December 31, 2022 and whose total compensation (excluding nonqualified deferred compensation earnings) exceeded $100,000, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing item (ii) but for the fact that the individual was not serving as an executive officer of the Company at December 31, 2022. Our named executive officers for 2022 were Clinton A. Lewis, who has served as our Chief Executive officer since April 2021, Graham Miao, our Executive Vice President and Chief Financial Officer, and Thomas Ermi, our Executive Vice President and General Counsel.

Summary Compensation Table

The following table sets forth the total compensation earned by each of our named executive officers in 2022 and 2021.

Name and Principal Positions	Year	Salary	Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation(2)	Total
Clinton Lewis	2022	$614,890	$1,544,999	$—	$141,831	$25,592	$2,327,312
Chief Executive Officer(3)	2021	$428,054	$2,209,118	$750,270	$510,000	$22,292	$3,919,734
Graham Miao	2022	$489,534	$737,591	$—	$78,996	$25,362	$1,331,483
Exec. V.P. and Chief Financial Officer	2021	$478,953	$696,588	$—	$312,462	$20,036	$1,508,039
Thomas Ermi	2022	$374,309	$262,922	$—	$47,890	$20,354	$705,475
Executive Vice President and General Counsel	2021	$366,213	$248,309	$—	$170,481	$13,351	$798,354

(1) Amounts shown do not reflect compensation actually received by the named executive officers. Instead, the amounts shown in these columns represent the full grant date fair value of the restricted stock, performance-based restricted stock or option awards, as applicable, calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. These amounts also include the incremental fair value, computed in accordance with FASB ASC 718 and SEC rules, of the December 2022 modifications to certain outstanding equity awards (see “—Modifications to Equity Awards” below). These amounts reflect the accounting expense that we will recognize over the vesting term for the award and does not correspond to the actual value that will be realized by the executive, if any. For a discussion of valuation assumptions and methodologies, see Note 16 of our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2022. Amounts shown for stock awards includes the full grant date fair value of performance-based restricted stock awards made in 2022 assuming the target level of performance conditions are achieved, equal to $1,544,999, $737,591 and $262,922 for Messrs. Lewis, Miao and Ermi, respectively. Assuming the highest level of performance conditions are achieved, the grant date fair values for performance-based restricted stock awards made in 2022 would be $3,089,999, $1,475,183 and $525,843 for Messrs. Lewis, Miao and Ermi, respectively.

(2) Amounts reported for 2022 represent the Company’s contributions to the named executive officers’ accounts in our 401(k) plan ($18,300 for Mr. Lewis, $18,300 for Mr. Miao and $18,300 for Mr. Ermi) and financial planning assistance ($7,292 for Mr. Lewis, $7,062 for Mr. Miao and $2,054 for Mr. Ermi). Amounts reported for 2021 represent the Company’s contributions to the named executive officers’ accounts in our 401(k) plan ($15,323 for Mr. Lewis, $17,400 for Mr. Miao and $11,228 for Mr. Ermi) and financial planning assistance ($6,969 for Mr. Lewis, $2,636 for Mr. Miao and $2,123 for Mr. Ermi).

(3) Mr. Lewis has served as our Chief Executive Officer since April 12, 2021.

Compensation Mix

Our compensation program is heavily weighted towards performance-based and shareholder aligned compensation, reflecting our philosophy of increasing our long-term value and supporting strategic initiatives. The charts below show the total target compensation mix of our CEO and our other named executive officers. These charts illustrate that a majority of named executive officers’ total target compensation is at risk, reflecting all elements except base salary (78% for our CEO and an average of 64% for our other named executive officers).

NEOs Average 2022 Target Pay Mix

36%
22%
21%
21%
Base Salary
Target Bonus
Performance-based restricted stock
Restricted stock

CEO 2022 Target Pay Mix
22%
22%
28%
28%
Base Salary
Target Bonus
Performance-based restricted stock
Restricted stock

Narrative Disclosure to Summary Compensation Table

Our Compensation and Talent Committee determines, or recommends to the full Board of Directors for determination, the salaries and other compensation of our executive officers (including the named executive officers listed in the Summary Compensation Table above) and makes grants under, and administers, the 2015 Plan. The employment agreements and offer letters we have entered into with our named executive officers, discussed below, set forth minimum levels of annual base salary and annual incentive compensation. During the year ended December 31, 2022, the Compensation and Talent Committee engaged the firm of Meridian Compensation Partners, LLC (“Meridian”) to serve as compensation consultant to review our executive compensation program design and assess our executives’ compensation relative to a “peer group” of comparable companies. For purposes of our 2022 compensation decisions, our Compensation and Talent Committee used the peer group listed below, which was approved following a review that included input from Meridian, to assist with the determination of compensation for our executive officers. AgroFresh selected the peer group based on a focus on specialty chemicals (and related industries) companies with similar size (revenues < $1B) and/or business focus as AgroFresh.

Company	2021 Revenue ($M)	GICS Sub-Industry
Hawkins, Inc.	$715	Commodity Chemicals
American Vanguard Corporation	$539	Fertilizers and Agricultural Chemicals
CVR Partners, LP	$533	Fertilizers and Agricultural Chemicals
LSB Industries, Inc.	$455	Diversified Chemicals
Amyris, Inc.	$357	Specialty Chemicals
Oil-Dri Corporation of America	$311	Household Products
Chase Corporation	$301	Specialty Chemicals
FutureFuel Corp.	$264	Specialty Chemicals
Trecora Resources	$256	Commodity Chemicals
Intrepid Potash, Inc.	$199	Fertilizers and Agricultural Chemicals
Limoneira Company	$166	Agricultural Products
Alico, Inc.	$110	Agricultural Products
Advanced Emissions Solutions	$88	Specialty Chemicals
Northern Technologies International	$62	Specialty Chemicals
Danimer Scientific, Inc.	$53	Specialty Chemicals
Flotek Industries, Inc.	$43	Specialty Chemicals
Marrone Bio Innovations, Inc.	$41	Fertilizers and Agricultural Chemicals

Total compensation for our named executive officers primarily consist of the following elements:

Element	2022 Design / Context	Objectives
Base Salary	•Increase of 3% for continuing named executive officers for 2022
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

Bonus	•Adjusted EBITDA: 60% •Diversification Sales Growth: 30% •Total Sales Growth: 10%
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
•LTI grants consider the 50th percentile of market; higher/lower individual awards may be based on performance, potential, retention needs and dilution constraints

In 2022, we paid base salaries of $614,890 to Mr. Lewis, $489,534 to Mr. Miao and $374,309 to Mr. Ermi.

Each year, each of our named executive officers has a target cash incentive payout amount, expressed as a percentage of that executive officer’s base salary, based on the achievement of goals established each year by the Compensation and Talent Committee. For 2022, the target amounts for these cash incentives were 100% for Mr. Lewis, 70% for Mr. Miao and 50% for Mr. Ermi, in each case based on the achievement of performance metrics as described in the table above.

Each year, we grant equity awards to our named executive officers under our 2015 Plan. In 2022, the target award values of these awards were allocated among the following components: 50% of the target value delivered as performance-based equity awards, assuming target level achievement of applicable performance goals, and 50% of the target value delivered as restricted stock awards. The restricted stock awards vest in equal installments on each of the first three anniversaries of the grant date, and the performance-based equity awards cliff vest at the end of the three-year performance period, in an amount equal to a percentage of the target number of shares determined in reference to the extent to which the Company has achieved specified performance goals. The performance criteria for the performance-based equity awards granted in 2022 is based on growth in cash flow from operations (50%) and growth in revenue (50%), over a three full calendar year performance period, starting with the calendar year in which the grant was made.

Modifications to Equity Awards

In connection with the Merger, and to mitigate the potential impact of Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), on the Company and the Named Executive Officers, on December 29, 2022, the Compensation and Talent Committee approved the following actions to mitigate the potential impact of Sections 280G and 4999 of the Code on the Company and the Named Executive Officers:

1.acceleration of the vesting and settlement of the 2020 Company Performance Awards granted to Messrs. Miao and Ermi, which otherwise would have vested on December 31, 2022 and been settled between January 1, 2023 and March 15, 2023, so that such 2020 Company Performance Awards vested and settled in December 2022 at 128.1% of the target level of performance, which for Messrs. Miao and Ermi equates to 276,681 shares of Company common stock and 98,681 shares of Company common stock, respectively. On March 10, 2023, based on a determination by the Compensation and Talent Committee that the 2020 Company Performance Awards were actually achieved at 128.25% of the target level of performance, Messrs. Miao and Ermi were issued the corresponding additional number of shares of the Company common stock provided for in their respective grant agreements;

2.acceleration of the vesting of the outstanding unvested restricted shares of Company common stock granted to Messrs. Miao and Ermi, which otherwise were scheduled to vest on the earlier to occur of their scheduled vesting date on April 14, 2023 and the closing of the Merger, so that such restricted shares of Company common stock vested on December 29, 2022, including 72,036 shares of Company common stock for Mr. Miao and 25,678 shares of Company common stock for Mr. Ermi; provided that if the recipient would have forfeited any of his applicable unvested restricted shares of Company common as a result of the recipient’s termination of employment before the earlier of April 14, 2023 and the closing of the Merger, the recipient must pay to the Company as soon as practical after such termination an amount in cash equal to the fair market value of the number of shares that vested that would not otherwise have vested but for the acceleration; and

3.acceleration of the vesting of the outstanding Company restricted stock units granted to the Named Executive Officers, which were scheduled to vest on the earlier to occur of their scheduled vesting dates in March, April and/or May of 2023, and the closing of the Merger, so that such restricted stock units vested on December 29, 2022, including 374,497 restricted stock units for Mr. Lewis, 121,129 restricted stock units for Mr. Miao and 43,178 restricted stock units for Mr. Ermi provided that if the recipient would have forfeited any of his applicable restricted stock units as a result of the recipient’s termination of employment before the earlier of the applicable scheduled vesting date in 2023 and the closing of the Merger, the recipient must pay to the Company as soon as practical after such termination an amount in cash equal to the fair market value of the number of shares issued in respect of his restricted stock units that would not otherwise have been issued but for the acceleration.

These actions were intended to mitigate the potential impacts of Sections 280G and 4999 of the Code on the Company and the Named Executive Officers, including to preserve potential compensation-related corporate income tax deductions for the Company that might otherwise be disallowed through the operation of Section 280G of the Code and to mitigate or eliminate the amount of excise tax that may be payable by a named executive officer pursuant to Section 4999 of the Code. The Company equity awards that were accelerated would have otherwise vested, if not earlier vested, upon the consummation of the Merger, assuming it is consummated.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options and unvested restricted stock awards for each of our named executive officers that were outstanding as of December 31, 2022.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options – Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Option Exercise Price	Option Expiration Date	Number of shares that have not vested	Market value of shares, units or other rights that have not vested (1)	Equity incentive plan awards: Number of unearned shares that have not vested(2)	Equity incentive plan awards: Market or payout value of unearned shares that have not vested (1)
Clinton Lewis	-	363,503(3)	$2.07	5/10/2032	120,773(4)	$357,488	-	-
					117,482(5)	$347,747	264,333	$782,426
	-	-	-	-	272,487(6)	$806,562	306,548	$907,381
Graham Miao	59,435	-(7)	$6.73	8/30/2028	-	-	-	-
	83,250	-(8)	$3.34	3/28/2029	56,086(9)	$166,015	126,194	$373,533
	-	-	-	-	130,087(10)	$385,058	146,348	$433,189
Thomas Ermi	82,500	-(11)	$12.00	8/13/2025	-	-	-	-
	13,150	-(12)	$4.37	3/31/2027	-	-	-	-
	8,900	-(13)	$7.35	3/29/2028	19,993(15)	$59,179	44,984	$133,151
	25,450	-(14)	$3.34	3/28/2029	46,371(16)	$137,258	52,167	$154,414

(1) The market value of these stock awards is based on the closing price of our Common Stock on the NASDAQ Global Select Market on December 31, 2022, which was $2.96.

(2) The named executive officers received grants of performance share awards under the 2015 Plan in April of 2020, in May of 2021, and in April of 2022. The number of performance shares set forth in this column represents the projected number of performance shares, as of December 31, 2022, that each named executive officer could earn at the end of the three-year performance periods ending December 31, 2023 (for the 2021 grant), and December 31, 2024 (for the 2022 grant) based on actual performance during the elapsed portion of the applicable award period. The number of performance shares actually earned by the named executive officers will be determined based on our performance over the entire three-year award period for each of the grants, and such amount may differ significantly from the amounts shown in this column. See “—Modifications to Equity Awards” above for a description of the acceleration, on December 29, 2022, of the 2020 performance awards granted to Messrs. Miao and Ermi, and subsequent true-ups thereof.

(3) This option vests as to one-third of the shares subject thereto on each of the first three anniversaries of the date of grant (May 10, 2021).

(4) This award vests as to one-third of the 362,319 shares initially subject thereto on each of the first three anniversaries of the date of grant (May 10, 2021). The May 10, 2023 vesting has been accelerated, and was vested as of December 29, 2022.

(5) This award vests as to one-third of the 352,444 shares initially subject thereto on each of March 31, 2022, March 31, 2023, and March 31, 2024. The vesting on March 31, 2023 has been accelerated, and was vested as of December 29, 2022.

(6) This award vests as to one-third of the 408,730 shares initially subject thereto on each of March 31, 2023, March 31, 2024, and March 31, 2025. The vesting on March 31, 2023 has been accelerated, and was vested as of December 29, 2022.

(7) This option vested as to one-third of the shares subject thereto on each of the first three anniversaries of the date of grant (August 30, 2018).

(8) This option vested as to one-third of the shares subject thereto on each of the first three anniversaries of the date of grant (March 29, 2019).

(9) This award vests as to one-third of the 168,258 shares initially subject thereto on each of March 31, 2022, March 31, 2023 and March 31, 2024. Date of grant was May 10, 2021. The vesting on March 31, 2023 has been accelerated, and was vested as of December 29, 2022.

(10) This award vests as to one-third of the 195,130 shares initially subject thereto on each of the first three anniversaries of the date of grant (April 1, 2022). The vesting on April 1, 2023 has been accelerated, and was vested as of December 29, 2022.

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

(15) This award vests as to one-third of the 59,978 shares initially subject thereto on each of March 31, 2022, March 31, 2023, and March 31, 2024. The vesting on March 31, 2023 has been accelerated, and was vested as of December 29, 2022.

(16) This award vests as to one-third of the 69,556 shares initially subject thereto on each of the first three anniversaries of the date of grant (April 1, 2022). The vesting on April 1, 2023 has been accelerated, and was vested as of December 29, 2022.

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

Change in Control Severance Agreements

On August 30, 2019, the Company entered into change in control executive severance agreements with each of Mr. Miao and Mr. Ermi, and on April 12, 2021, the Company entered into a change in control executive severance agreement with Mr. Lewis (collectively, the “Change in Control Agreements”). Each Change in Control Agreement provides that in the event the applicable executive’s employment is terminated other than for “cause” or if the executive resigns for “good reason” (each as defined in the applicable Change in Control Agreement) during the period commencing 60 days prior to and ending 24 months following a change in control of the Company, the executive will be entitled to certain severance benefits, consisting of the following (in addition to any accrued salary and benefits through the date of termination): (i) an amount equal to (a) two and a half times with respect to Mr. Lewis and (b) two times with respect to Messrs. Miao and Ermi the sum of (l) the executive’s annual base salary then in effect and (2) the target bonus amount payable to the executive under the Company’s annual performance bonus program for the fiscal year of the Company in which the date of termination occurs (the “Annual Bonus Target”); (ii) a portion of the Annual Bonus Target for the calendar year in which the executive’s employment is terminated, pro-rated for the period of the year during which the executive was employed by the Company; and (iii) Company-paid continuation healthcare coverage for 18 months after the termination date. The term of each Change in Control Agreement is for a period of three years and will be automatically renewed for additional one-year periods unless either party gives notice of non-renewal 60 days prior to the end of the then-current term. The Merger will constitute a “change in control” for purposes of the Change in Control Agreements.

2023 Compensation Decisions and Beyond

For 2023, the Compensation and Talent Committee approved base salaries for each of Messrs. Lewis, Miao and Ermi equal to their 2022 base salaries. Long-term incentive awards for 2023 have not been approved, in light of the Company’s pending Merger with Paine Schwartz.

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

The following table provides compensation information for our non-employee directors who earned compensation for service on our Board in 2022.

Name	Fees Earned or Paid in Cash	Stock Awards(1)(2)	Total
John Atkin	$60,000	$75,000	$135,000
Robert J. Campbell	$98,333	$75,000	$173,333
Alexander Corbacho(3)	$60,000	$75,000	$135,000
Denise L. Devine	$95,833	$75,000	$170,833
Nance K. Dicciani	$156,667	$100,000	$256,667
Kay Kuenker	$60,000	$75,000	$135,000
David McInerney(4)	$9,620	$75,000	$84,620
Kevin Schwartz(3)	$60,000	$75,000	$135,000
Peter Sykes(5)	$21,667	$86,697	$108,364
Macauley Whiting, Jr.(6)	$50,543	$—	$50,543

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

(2) As of December 31, 2022, the aggregate number of restricted stock awards held by each director were as follows: Mr. Campbell, Ms. Devine, Mr. Kuenker, and Mr. McInerney, 40,322 shares each; Mr. Schwarz and Mr. Corbacho, no shares each (see footnote (3) below); Mr. Sykes, 47,587 shares and Ms. Dicciani, 53,763 shares.

(3) Pursuant to an assignment agreement between Paine Schwartz Partners Fund V Management, LLC, a wholly owned subsidiary of Paine Schwartz Partners, LLC, and both Mr. Schwartz Mr. Corbacho, effective as of July 27, 2020, each of Mr. Schwartz and Mr. Corbacho has assigned to Paine Schwartz Partners, LLC all of his right, title and interest in and to any compensation, including equity awards, he receives from AgroFresh for his services as a director of AgroFresh.

(4) Mr. McInerney was appointed to the Board effective August 3, 2022.

(5) Mr. Sykes was appointed to the Board effective June 1, 2022.

(6) Mr. Whiting served on the Board from January 1, 2022 to August 3, 2022.

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

Compensation Committee Interlocks and Insider Participation

Mr. Atkin, Ms. Devine, Mr. Sykes, and Mr. McInerney served on the Compensation and Talent Committee in 2022. No member of the committee has served as one of our officers or employees at any time. None of our executive officers serve, or in the past fiscal year has served, as a member of the board of directors or Compensation Committee of any entity that has one or more of its executive officers serving on our Board of Directors or Compensation and Talent Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The 2015 Plan is our only equity-based compensation plan. The following table sets forth information as of December 31, 2022, concerning the 2015 Plan, which was approved by stockholders.

Plan Category	No. of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price per Share of Outstanding Options	No. of Securities Remaining Available for Future Issuance Under the 2015 Plan
Equity compensation plan approved by security holders	1,216,114	$3.98	5,037,128

Stock Ownership

The table below sets forth information known to us regarding the beneficial ownership of our Common Stock as of March 1, 2023, listing the number of shares and percentage of shares beneficially owned (based on 53,717,574 shares of Common Stock outstanding as of March 1, 2023) by:

•each stockholder, or group of affiliated stockholders, that we know owns more than 5% of our outstanding common stock;

•each of our named executive officers;

•each of our directors; and

•all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of March 1, 2023, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate percentage of outstanding Shares
Dow Inc.(1)	21,001,151	39.6%
PSP AGFS Holdings, L.P.(2)	33,982,720	39.0%
T. Rowe Price Investment Management, Inc.(3)	7,403,398	14.0%
TSP Capital Management Group, LLC(4)	2,920,800	5.5%
Nance K. Dicciani	320,680	*
John Atkin	—	*
Robert J. Campbell	216,101	*
Alexander Corbacho	—	*
Denise L. Devine	152,670	*
Kay Kuenker	73,030	*
David McInerney	40,322	*
Kevin Schwartz(5)	102,546	*
Peter Sykes	47,587	*
Clinton Lewis	640,813	1.2%
Thomas Ermi(6)	496,467	*
Graham Miao(7)	921,299	1.7%
All directors and executive officers as a group (12 individuals)(8)	33,363,074	39.2%

*	Less than 1%.

(1)
Based on an amendment to Schedule 13D filed on June 17, 2020, and reflects the subsequent expiration in July 2020 of warrants previously held by Dow Inc. The business address of Dow Inc. is 2211 H.H. Dow Way, Midland, MI 48674.

(2)
Based on an amendment to Schedule 13D filed on November 23, 2022 by PSP AGFS, PSV GP LP and PSV GP LTD, after giving effect to certain subsequent changes in ownership. Beneficial ownership of Company common stock has been calculated based upon the as-converted voting power of 145,046 shares of Series B Preferred Stock held by PSP AGFS, assuming a conversion price of $5.00. According to the Schedule 13D, PSV GP LP is the general partner of PSP AGFS and PSV GP LTD is the general partner of PSV GP LP and, as a result each may be deemed to beneficially own, and have shared voting and dispositive power of all shares of Company common stock. The business address of each of the reporting persons is c/o PSP, 475 Fifth Avenue, 17th Floor, New York, NY 10017

(3)
Based on an amendment to Schedule 13G filed on February 14, 2023 by T. Rowe Price Investment Management, Inc. and T. Rowe Price Small-Cap Value Fund, Inc. The business address of each of the reporting persons is 100 E. Pratt Street, Baltimore, Maryland 21202.

(4)	Based on an amendment to Schedule 13G filed on February 14, 2023 by the reporting person. The business address of the reporting person is 382 Springfield Avenue, Suite 500, Summit, NJ 07901.

(5)	The business address of the reporting person is c/o PSP, 475 Fifth Avenue, 17th Floor, New York, NY 10017

(6)	Includes shares issuable upon exercise of stock options that are currently exercisable.

(7)	Includes shares issuable upon exercise of stock options that are currently exercisable.

(8)	See footnotes (6)-(7) above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, management believes that all of these reports were filed in a timely manner during 2022.

Change in Control

The information regarding the pending Merger transaction with Paine Schwartz contained in Part I, Item 1 of this Annual Report is incorporated herein by reference.
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

Other than the Merger Agreement and the pending Merger pursuant thereto, there were no related party transactions that occurred during 2022 or that are contemplated during 2023 (other than compensation paid or awarded to the Company’s directors, director nominees and executive officers that is required to be discussed, or is exempt from discussion, in the sections of this Amendment No. 1 “Executive Officer Compensation” and “Director Compensation and Ownership Guidelines”).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to our Company by Deloitte & Touche LLP (PCAOB ID No. 34, Philadelphia, PA) for the fiscal years ended December 31, 2021 and December 31, 2022 are as follows:

	2021	2022
Audit Fees(1)	$1,385,235	$934,588
Audit-Related Fees(2)	9,395	84,395
Tax Fees	—	—
All Other Fees	—	—
Total	$1,394,630	$1,018,983

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted either because they are not applicable, not required, or because the required information is included in the consolidated financial statements or the notes thereto. The following documents are filed as part of this report:

		Page
(1)	Exhibits
	The Exhibits required to be filed are set forth on the Index to Exhibits immediately preceding the signature page to this Report and are incorporated herein by reference.	24

INDEX TO EXHIBITS

Exhibit No.	10	Description
31.1	*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

———————————————————————————————
*         Filed herewith.
**      Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AgroFresh Solutions, Inc.
Date:	March 20, 2023

/s/ Clinton A. Lewis Jr.
By:	Clinton A. Lewis Jr.
Title:	Chief Executive Officer

/s/ Graham Miao
By:	Graham Miao
Title:	Chief Financial Officer